Form 10-Q
period 2010-09-30
GRAHAM ALTERNATIVE INVESTMENT FUND II LLC
filed 2010-11-15
CIK 1461237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of the
  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR  ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
  OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from           to
  Commission File Number 0-53967

 GRAHAM ALTERNATIVE INVESTMENT FUND II LLC
(Exact name of registrant as specified in its charter)

Delaware	20-4897149
(State or other jurisdiction of incorporation or organization)	(I.R.S. EmployerIdentification No.)

 c/o GRAHAM CAPITAL MANAGEMENT, L.P.
40 Highland Avenue
Rowayton, CT  06853
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

Yes ☐  No ☒

  As of October 1, 2010, 193,396.840 Units of the Systematic Strategies Portfolio were outstanding.
  As of October 1, 2010, 1,031,310.142 Units of the Blended Strategies Portfolio were outstanding.

  GRAHAM ALTERNATIVE INVESTMENT FUND II LLC
  FORM 10-Q

EX - 31.1	Certification
EX - 31.2	Certification
EX - 32.1	Certification

Index
  PART I

  Item 1. Financial Statements

  Graham Alternative Investment Fund II LLC

  Consolidated Statements of Financial Condition

	September 30, 2010 (Unaudited)	December 31, 2009 (Audited)
Assets
Investment in Graham Alternative Investment Trading LLC, at fair value	$132,338,608	$104,469,283
Investment in Graham Alternative Investment Trading II LLC, at fair value	18,473,243	7,246,605
Redemptions receivable from Graham Alternative Investment Trading LLC	550,861	179,735
Total assets	$151,362,712	$111,895,623

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$550,861	$179,735
Total liabilities	550,861	179,735

Members’ capital:
Blended Strategies Portfolio
Class 0 Units (816,307.982 and 636,284.928 units issued and outstanding at $137.19 and $135.56, respectively)	111,993,332	86,253,313
Class 2 Units (180,525.220 and 161,590.940 units issued and outstanding at $112.70 and $112.73, respectively)	20,345,276	18,215,970
Total Blended Strategies Portfolio	132,338,608	104,469,283

Systematic Strategies Portfolio
Class 0 Units (121,072.338 and 41,862.245 units issued and outstanding at $98.26 and $100.59, respectively)	11,896,502	4,210,889
Class 2 Units (68,999.975 and 30,647.378 units issued and outstanding at $95.32 and $99.05, respectively)	6,576,741	3,035,716
Total Systematic Strategies Portfolio	18,473,243	7,246,605
Total members’ capital	150,811,851	111,715,888
Total liabilities and members’ capital	$151,362,712	$111,895,623

  See accompanying notes.

Index

  Graham Alternative Investment Fund II LLC

  Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010 (Unaudited)	2009 (Unaudited)	2010 (Unaudited)	2009 (Unaudited)
Net gain allocated from investments in other funds:
Net realized (loss) gain on investments	$(1,002,467)	$2,119,526	$869,827	$4,653,057
Net increase in unrealized appreciation on investments	5,634,064	2,286,701	5,479,488	432,165
Net gain allocated from investments in other funds	4,631,597	4,406,227	6,349,315	5,085,222

Net investment loss allocated from investments in other funds:
Investment income:
Interest income	367,128	169,240	1,023,735	427,297

Expenses:
Brokerage fees	850,578	517,106	2,287,169	1,442,854
Advisory fees	722,560	437,192	1,939,520	1,237,424
Sponsor fees	361,280	218,595	969,760	618,710
Incentive allocation	396,552	449,027	402,284	460,954
Interest and other	7,574	2,690	25,695	3,413
Total expenses	2,338,544	1,624,610	5,624,428	3,763,355
Net investment loss allocated from investments in other funds	(1,971,416)	(1,455,370)	(4,600,693)	(3,336,058)
Net income	$2,660,181	$2,950,857	$1,748,622	$1,749,164

See accompanying notes.

Index

  Graham Alternative Investment Fund II LLC

  Consolidated Statements of Changes in Members’ Capital

  For the nine months ended September 30, 2010 (unaudited) and 2009 (unaudited)

	Blended Strategies Portfolio
	Class 0 Units		Class 2 Units		Total
	Units	Capital	Units	Capital	Blended Strategies Portfolio

Members’ capital, December 31, 2008	516,925.720	$68,295,291	103,563.227	$11,572,329	$79,867,620
Subscriptions	179,093.598	23,729,020	57,423.228	6,375,993	30,105,013
Redemptions	(175,460.141)	(23,207,779)	(24,267.550)	(2,688,521)	(25,896,300)
Net income	–	1,341,254	–	126,209	1,467,463
Members’ capital, September 30, 2009	520,559.177	$70,157,786	136,718.905	$15,386,010	$85,543,796

	Blended Strategies Portfolio
	Class 0 Units		Class 2 Units		Total
	Units	Capital	Units	Capital	Blended Strategies Portfolio

Members’ capital, December 31, 2009	636,284.928	$86,253,313	161,590.940	$18,215,970	$104,469,283
Subscriptions	209,591.883	28,198,847	34,719.384	3,852,029	32,050,876
Redemptions	(29,568.829)	(3,996,683)	(15,785.104)	(1,753,415)	(5,750,098)
Net income	–	1,537,855	–	30,692	1,568,547
Members’ capital, September 30, 2010	816,307.982	$111,993,332	180,525.220	$20,345,276	$132,338,608

See accompanying notes.

Index

  Graham Alternative Investment Fund II LLC

  Consolidated Statements of Changes in Members’ Capital (continued)

  For the nine months ended September 30, 2010 (unaudited) and 2009 (unaudited)

	Systematic Strategies Portfolio
	Class 0 Units		Class 2 Units		Total
	Units	Capital	Units	Capital	Systematic Strategies Portfolio	Total Members’ Capital

Members’ capital, December 31, 2008	–	$–	–	$–	$–	$79,867,620
Initial subscriptions	50.000	5,000	–	–	5,000	5,000
Subscriptions	29,264.646	2,756,500	12,109.772	1,143,999	3,900,499	34,005,512
Redemptions	–	–	–	–	–	(25,896,300)
Net income	–	211,497	–	70,204	281,701	1,749,164
Members’ capital, September 30, 2009	29,314.646	$2,972,997	12,109.772	$1,214,203	$4,187,200	$89,730,996

	Systematic Strategies Portfolio
	Class 0 Units		Class 2 Units		Total
	Units	Capital	Units	Capital	Systematic Strategies Portfolio	Total Members’ Capital

Members’ capital, December 31, 2009	41,862.245	$4,210,889	30,647.378	$3,035,716	$7,246,605	$111,715,888
Subscriptions	82,338.958	7,747,459	40,833.612	3,836,375	11,583,834	43,634,710
Redemptions	(3,128.865)	(303,574)	(2,481.015)	(233,697)	(537,271)	(6,287,369)
Net income (loss)	–	241,728	–	(61,653)	180,075	1,748,622
Members’ capital, September 30, 2010	121,072.338	$11,896,502	68,999.975	$6,576,741	$18,473,243	$150,811,851

See accompanying notes.

Index

  Graham Alternative Investment Fund II LLC

  Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2010 (Unaudited)	2009 (Unaudited)
Cash flows used in operating activities
Net income	$1,748,622	$1,749,164
Adjustments to reconcile net income to net cash used in operating activities:
Net income allocated from investment in Graham Alternative Investment Trading LLC	(1,568,547)	(1,467,463)
Net income allocated from investment in Graham Alternative Investment Trading II LLC	(180,075)	(281,701)
Proceeds from sale of investments in Graham Alternative Investment Trading LLC	5,750,098	25,896,300
Proceeds from sale of investments in Graham Alternative Investment Trading II LLC	537,271	–
Investments in Graham Alternative Investment Trading LLC	(32,050,876)	(30,105,013)
Investments in Graham Alternative Investment Trading II LLC	(11,583,834)	(3,905,499)
Changes in assets and liabilities:
Redemption receivable from Graham Alternative Investment Trading LLC	(371,126)	910,062
Net cash used in operating activities	(37,718,467)	(7,204,150)

Cash flows provided by financing activities
Subscriptions	43,634,710	34,010,512
Redemptions	(5,916,243)	(26,806,362)
Net cash provided by financing activities	37,718,467	7,204,150

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

See accompanying notes.

Index

  Graham Alternative Investment Fund II LLC

  Notes to Consolidated Financial Statements

  September 30, 2010 (unaudited)

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

SEI Global Services, Inc. (“SEI”) serves as the independent administrator and transfer agent of the Fund and GAI.  SEI is responsible for certain matters pertaining to the administration of the Fund and GAI.

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

Notes to Consolidated Financial Statements (continued)

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

Amounts included in the consolidated financial statements and accompanying notes related to September 30, 2010 and 2009 and the three and nine month periods then ended are unaudited.  Amounts included herein as of December 31, 2009 have been taken from the December 31, 2009 audited consolidated financial statements and accompanying notes of the Fund.

In July 2009, the Financial Accounting Standards Board (“FASB”) issued “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles” (the “Codification”). The Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. All existing accounting standard documents are superseded and all other accounting literature not included in the Codification is considered non-authoritative. The adoption of the Codification does not impact the Fund’s consolidated financial statements except for references made to authoritative accounting literature in the footnotes.

Principles of Consolidation

The Fund owns 100% of GAI and as such these consolidated financial statements include all the accounts of the Fund and GAI.  Intercompany transactions and balances have been eliminated in consolidation. Creditors of the Fund have recourse to all assets of the Fund for amounts due to them, while creditors of GAI would have recourse only to the assets of GAI.

Investment in Graham Alternative Investment Trading LLC and Graham Alternative Investment Trading II LLC

The Fund records its investments in GAIT and GAIT II at fair value in accordance with U.S. GAAP. In determining its net asset value, the GAIT Funds record their investments in Master Funds at fair value in accordance with U.S. GAAP. The Fund records its proportionate share of the GAIT Funds’ investment income, expenses, fees, and realized and unrealized gains and losses on a monthly basis and includes them in the consolidated statements of operations. Purchases and sales of units in the Fund and the GAIT Funds are recorded on a trade date basis. The accounting policies of the GAIT Funds are described in their attached respective financial statements.

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

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Investment in Graham Alternative Investment Trading LLC and Graham Alternative Investment Trading II LLC (continued)

At September 30, 2010 and December 31, 2009, the Fund owned 33.42% and 34.38%, respectively of GAIT.  At September 30, 2010 and December 31, 2009, the Fund owned 30.22% and 19.48%, respectively of GAIT II.

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

The Fund reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP.  In accordance with this hierarchy, the Fund’s investments in the GAIT Funds have been classified as Level 2 valuations based on the release of ASU 2009-12 in 2009.  As of September 30, 2010 and December 31, 2009, neither the GAIT Funds nor the Master Funds held any Level 3 investments as defined by ASU 2009-12.

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

Notes to Consolidated Financial Statements (continued)

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

Subscriptions

Units may be purchased at a price equal to the Net Asset Value per Unit of the relevant Class as of the immediately preceding Valuation Day, as defined in the LLC agreement. The minimum initial subscription from each investor in each Class is $10,000. Members may subscribe for additional Units in a minimum amount of not less than $5,000.

Redemption of Units

Units are not subject to any minimum holding period. Members may redeem Units at the Net Asset Value thereof as of each Valuation Day upon not less than three business days’ prior written notice to the Administrator. A partial redemption request for an amount less than $10,000 will not be accepted, nor will a redemption request be accepted to the extent that it would result in an investor owning less than $10,000. The redemption proceeds will normally be remitted within 15 days after the Valuation Day, without interest for the period from the Valuation Day to the payment date.

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

Notes to Consolidated Financial Statements (continued)

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

Incentive Allocation

At the end of each calendar quarter, the Manager of the GAIT Funds will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. This allocation is reflected as an expense in the consolidated statements of operations of the Fund.

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

Notes to Consolidated Financial Statements (continued)

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

6. Related Party Transactions

The Manager, due to its relationship with its affiliates, may enter into certain related party transactions.

7. Financial Highlights

The following is the per Unit operating performance calculation for the three months ended September 30, 2010 and 2009:

	Blended Strategies Portfolio		Systematic Strategies Portfolio
	Class 0	Class 2	Class 0	Class 2
Per share operating performance
Net asset value per unit, June 30, 2009	$130.41	$109.20	$93.58	$92.63
Net income:
Net investment loss	(1.69)	(2.02)	(1.34)	(1.78)
Net gain on investments	6.05	5.36	9.18	9.42
Net income	4.36	3.34	7.84	7.64
Net asset value per unit, September 30, 2009	$134.77	$112.54	$101.42	$100.27

Net asset value per unit, June 30, 2010	$134.80	$111.00	$95.72	$93.33
Net income:
Net investment loss	(3.59)	(1.25)	(1.41)	(1.75)
Net gain on investments	5.98	2.95	3.95	3.74
Net income	2.39	1.70	2.54	1.99
Net asset value per unit, September 30, 2010	$137.19	$112.70	$98.26	$95.32

Index

Graham Alternative Investment Fund II LLC

Notes to Consolidated Financial Statements (continued)

7. Financial Highlights (continued)

The following represents ratios to average members’ capital and total return for the three months ended September 30, 2010 and 2009 for the Blended Strategies Portfolio:

	Blended Strategies Portfolio
	Class 0		Class 2
	2010	2009	2010	2009

Total return before Incentive Allocation	2.16%	3.83%	1.59%	3.33%
Incentive Allocation	(0.39)	(0.53)	(0.09)	(0.33)
Total return after Incentive Allocation	1.77%	3.30%	1.50%	3.00%

Net investment loss before Incentive Allocation	(1.03)%	(1.07)%	(1.55)%	(1.67)%
Incentive Allocation	(0.39)	(0.53)	(0.09)	(0.33)
Net investment loss after Incentive Allocation	(1.42)%	(1.60)%	(1.64)%	(2.00)%

Total expenses before Incentive Allocation	1.29%	1.28%	1.80%	1.88%
Incentive Allocation	0.39	0.53	0.09	0.33
Total expenses after Incentive Allocation	1.68%	1.81%	1.89%	2.21%

The following represents ratios to average members’ capital and total return for the three months ended September 30, 2010 and 2009 for the Systematic Strategies Portfolio:

	Systematic Strategies Portfolio
	Class 0		Class 2
	2010	2009	2010	2009

Total return before Incentive Allocation	2.52%	12.56%	2.00%	9.55%
Incentive Allocation	0.00	(4.72)	0.00	(1.91)
Total return after Incentive Allocation	2.52%	7.84%	2.00%	7.64%
Net investment loss before in Incentive Allocation	(1.05)%	(1.00)%	(1.60)%	(1.59)%
Incentive Allocation	0.00	(4.72)	0.00	(1.91)
Net investment loss after Incentive Allocation	(1.05)%	(5.72)%	(1.60)%	3.50%

Total expenses before Incentive Allocation	1.31%	1.31%	1.86%	1.79%
Incentive Allocation	0.00	4.72	0.00	1.91
Total expenses after Incentive Allocation	1.31%	6.03%	1.86%	3.70%

Index

Graham Alternative Investment Fund II LLC

Notes to Consolidated Financial Statements (continued)

7. Financial Highlights (continued)

The following is the per Unit operating performance calculation for the nine months ended September 30, 2010 and 2009:

	Blended Strategies Portfolio		Systematic Strategies Portfolio
	Class 0	Class 2	Class 0	Class 2
Per share operating performance
Net asset value per unit, December 31, 2008	$132.12	$111.74	$-	$-
Initial subscription	-	-	100.00	100.00
Net income:
Net investment loss	(4.97)	(5.93)	(3.77)	(2.32)
Net gain on investments	7.62	6.73	5.19	2.59
Net income	2.65	0.80	1.42	0.27
Net asset value per unit, September 30, 2009	$134.77	$112.54	$101.42	$100.27

Net asset value per unit, December 31, 2009	$135.56	$112.73	$100.59	$99.05
Net income (loss):
Net investment loss	(5.12)	(5.87)	(3.85)	(5.11)
Net gain on investments	6.75	5.84	1.52	1.38
Net income (loss)	1.63	(0.03)	(2.33)	(3.73)
Net asset value per unit, September 30, 2010	$137.19	$112.70	$98.26	$95.32

The following represents ratios to average members’ capital and total return for the nine months ended September 30, 2010 and 2009 for the Blended Strategies Portfolio:

	Blended Strategies Portfolio
	Class 0		Class 2
	2010	2009	2010	2009

Total return before Incentive Allocation	1.61%	2.56%	0.06%	1.06%
Incentive Allocation	(0.40)	(0.55)	(0.09)	(0.34)
Total return after Incentive Allocation	1.21%	2.01%	(0.03)%	0.72%

Net investment loss before Incentive Allocation	(3.03)%	(3.26)%	(4.55)%	(4.87)%
Incentive Allocation	(0.40)	(0.55)	(0.09)	(0.34)
Net investment loss after Incentive Allocation	(3.43)%	(3.81)%	(4.64)%	(5.21)%

Total expenses before Incentive Allocation	3.82%	3.83%	5.34%	5.45%
Incentive Allocation	0.40	0.55	0.09	0.34
Total expenses after Incentive Allocation	4.22%	4.38%	5.43%	5.79%

Index

Graham Alternative Investment Fund II LLC

Notes to Consolidated Financial Statements (continued)

7. Financial Highlights (continued)

The following represents ratios to average members’ capital and total return for the nine months ended September 30, 2010 and 2009 for the Systematic Strategies Portfolio:

	Systematic Strategies Portfolio
	Class 0		Class 2
	2010	2009	2010	2009

Total return before Incentive Allocation	(2.32)%	6.26%	(3.77)%	2.09%
Incentive Allocation	0.00	(4.84)	0.00	(1.82)
Total return after Incentive Allocation	(2.32)%	1.42%	(3.77)%	0.27%

Net investment loss before in Incentive Allocation	(3.19)%	(3.29)%	(4.66)%	(2.13)%
Incentive Allocation	0.00	(4.84)	0.00	(1.82)
Net investment loss after Incentive Allocation	(3.19)%	(8.13)%	(4.66)%	(3.95)%

Total expenses before Incentive Allocation	4.00%	3.82%	5.45%	2.37%
Incentive Allocation	0.00	4.84	0.00	1.82
Total expenses after Incentive Allocation	4.00%	8.66%	5.45%	4.19%

Total return is calculated for Class 0 units and Class 2 Units taken as a whole and is not annualized. Total return is calculated as the change in total members’ capital adjusted for subscriptions or redemptions during the year. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Brokerage Fees, Sponsor Fees and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for Class 0 Units and Class 2 Units taken as a whole and include amounts from the Fund and amounts allocated from the GAIT Funds. The computation of such ratios is based on the amount of net investment loss, expenses and Incentive Allocation. The net investment loss and total expense ratios are computed based upon the weighted average of members’ capital for Class 0 and Class 2 Units of the Fund for the three and nine months ended September 30, 2010 and 2009.

8. Subsequent Events

The Fund had subscriptions of approximately $12.5 million and redemptions of approximately $1.2 million for the period from October 1, 2010 through November 15, 2010.  These amounts have not been included in the financial statements.

Index

Graham Alternative Investment Trading LLC

Statements of Financial Condition

	September 30, 2010 (Unaudited)	December 31, 2009 (Audited)
Assets
Cash and cash equivalents	$-	$49
Investments in Master Funds, at fair value	47,722,574	16,210,863
Investment in Graham Cash Assets LLC, at fair value	352,499,552	289,831,323
Accrued commission reimbursements	272,183	137,079
Receivable from Master Funds	9	2,825
Total assets	$400,494,318	$306,182,139

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$1,562,060	$572,512
Accrued brokerage fees	758,657	608,084
Accrued advisory fees	656,921	518,693
Accrued sponsor fees	328,460	259,346
Accrued incentive allocation	1,189,086	341,592
Payable to Master Funds	8,263	-
Total liabilities	4,503,447	2,300,227

Members’ capital:
Class 0 Units (2,432,830.504 and 1,851,259.271 units issued and outstanding at $137.19 and $135.56 per unit, respectively)	333,772,162	250,952,480
Class 2 Units (544,462.259 and 462,314.824 units issued and outstanding at $112.70 and $112.73 per unit, respectively)	61,361,176	52,116,241
Class M Units (4,671.470 and 4,671.470 units issued and outstanding at $183.57 and $174.08 per unit, respectively)	857,533	813,191
Total members’ capital	395,990,871	303,881,912
Total liabilities and members’ capital	$400,494,318	$306,182,139

See accompanying notes.

Index

Graham Alternative Investment Trading LLC

Condensed Schedules of Investments

September 30, 2010 (Unaudited)

Description	Fair Value	Percentage of Members’ Capital

Investments in Master Funds, at fair value
Graham Commodity Strategies LLC	$6,161,754	1.56%
Graham Discretionary Energy Trading III LLC	2,801,778	0.71%
Graham Fed Policy Ltd.	5,721,915	1.44%
Graham Global Monetary Policy LLC	1,848,673	0.47%
Graham GMP Securities LLC	106,920	0.03%
Graham K4D Trading Ltd.	26,750,233	6.75%
Graham Macro Directional LLC	4,229,855	1.07%
Graham Short Term Global Macro LLC	101,446	0.02%
Total investments in Master Funds	$47,722,574	12.05%

See accompanying notes.

Index

Graham Alternative Investment Trading LLC

Condensed Schedules of Investments (continued)

September 30, 2010 (Unaudited)

Unaudited condensed schedule of investments for each Master Fund

Description	Number of Contracts	Fair Value	Percentage of Members' Capital
Graham Commodity Strategies LLC
Long contracts
Futures
Brent Crude Oil November 2010	2,860	$9,915,240	23.21%
Brent Crude Oil December 2010	947	4,038,950	9.45%
Brent Crude Penultimate Financial December 2011	1,095	5,380,900	12.59%
Copper March 2011	2,293	21,718,625	50.83%
Cotton March 2011	1,476	14,615,780	34.21%
Gas Oil October 2010	1,314	3,898,800	9.13%
Gasoline RBOB November 2010	1,198	3,429,884	8.03%
Heating Oil December 2010	583	2,649,688	6.20%
Natural Gas March 2011	598	(7,342,030)	(17.18)%
Soybean November 2011	980	2,269,325	5.31%
LME Aluminum December 2010	1,386	5,686,388	13.31%
Wheat December 2010	2,072	5,778,138	13.52%
WTI Crude December 2012	2,364	7,869,570	18.42%
Other commodity		8,121,270	19.01%
Total futures		88,030,528	206.04%

Swaps
Commodity		1,046,250	2.45%
Total swaps		1,046,250	2.45%

See accompanying notes.

Index

  Graham Alternative Investment Trading LLC

  Condensed Schedules of Investments (continued)

  September 30, 2010 (Unaudited)

  Unaudited condensed schedule of investments for each Master Fund

Description	Number of Contracts	Fair Value	Percentage of Members' Capital
Graham Commodity Strategies LLC (continued)
Short contracts
Futures
Brent Crude Oil December 2010	(2,150)	$(6,725,170)	(15.74)%
Brent Crude Oil December 2012	(958)	(2,638,670)	(6.18)%
Brent Crude Penultimate Financial December 2010	(647)	(3,146,830)	(7.37)%
Brent Crude Penultimate Financial December 2012	(1,295)	(5,704,250)	(13.35)%
Copper December 2010	(2,293)	(17,288,513)	(40.46)%
Cotton December 2010	(1,476)	(13,388,050)	(31.34)%
Gas Oil November 2010	(1,074)	(3,248,850)	(7.60)%
LME Aluminum December 2010	(1,157)	(4,872,231)	(11.40)%
Natural Gas November 2010	(1,144)	3,860,000	9.03%
Wheat December 2010	(1,957)	4,233,763	9.91%
WTI Crude November 2010	(2,951)	(2,482,380)	(5.81)%
Other commodity		(11,381,527)	(26.64)%
Total futures		(62,782,708)	(146.95)%

Swaps
Commodity		(2,774,830)	(6.49)%
Total swaps		(2,774,830)	(6.49)%

Total		$23,519,240	55.05%

See accompanying notes.

Index

  Graham Alternative Investment Trading LLC

  Condensed Schedules of Investments (continued)

  September 30, 2010 (Unaudited)

  Unaudited condensed schedule of investments for each Master Fund

Description	Number of Contracts	Fair Value	Percentage of Members' Capital
Graham Discretionary Energy Trading III LLC
Long contracts
Futures
Gasoline RBOB November 2010	1,000	$4,561,200	22.97%
Globex Crude Oil December 2011	500	2,361,500	11.89%
Heating Oil March 2011	291	2,498,177	12.58%
Heating Oil May 2011	291	2,331,958	11.74%
Heating Oil December 2011	1,513	6,321,378	31.83%
Natural Gas November 2010	750	(1,311,470)	(6.60)%
WIT Crude November 2010	1,300	3,290,500	16.57%
WIT Crude December 2010	2,593	9,118,030	45.92%
WIT Crude December 2011	1,300	3,468,250	17.47%
Other commodity		(694,513)	(3.50)%
Total futures		31,945,010	160.87%

Options
Crude Oil future December 2010, 74.00 Call	1,000	8,050,000	40.54%
Other options		3,432,000	17.28%
Total options		11,482,000	57.82%

Swaps
Natural Gas Swap January 2011	3,400	(3,181,000)	(16.02)%
Natural Gas ICE Swap January 2011	5,176	(3,125,140)	(15.74)%
Other swaps		(355,300)	(1.79)%
Total swaps		(6,661,440)	(33.55)%

See accompanying notes.

Index

  Graham Alternative Investment Trading LLC

  Condensed Schedules of Investments (continued)

  September 30, 2010 (Unaudited)

  Unaudited condensed schedule of investments for each Master Fund

Description	Number of Contracts	Fair Value	Percentage of Members' Capital
Graham Discretionary Energy Trading III LLC (continued)
Short contracts
Futures
Gasoline RBOB January 2011	(1,000)	$(4,508,700)	(22.70)%
Globex Crude Oil December 2010	(500)	(1,610,000)	(8.11)%
Heating Oil December 2010	(1,000)	(4,549,461)	(22.91)%
Heating Oil April 2011	(582)	(4,783,691)	(24.09)%
Heating Oil June 2011	(513)	(2,129,669)	(10.72)%
Natural Gas January 2010	(2,144)	11,878,540	59.82%
WTI Crude November 2010	(1,275)	(5,846,640)	(29.44)%
WTI Crude December 2010	(2,725)	(7,219,300)	(36.36)%
WTI Crude January 2011	(1,300)	(4,344,260)	(21.88)%
WTI Crude December 2011	(500)	(1,565,730)	(7.88)%
Other commodity		433,445	2.18%
Total futures		(24,245,466)	(122.09)%

Swaps
Natural Gas Swap November 2010	(3,000)	1,710,000	8.61%
Other swaps		1,958,800	9.87%
Total swaps		3,668,800	18.48%

Total		$16,188,904	81.53%

See accompanying notes.

Index

  Graham Alternative Investment Trading LLC

  Condensed Schedules of Investments (continued)

  September 30, 2010 (Unaudited)

  Unaudited condensed schedule of investments for each Master Fund

Description	Number of Contracts	Fair Value	Percentage of Net Assets
Graham Fed Policy Ltd.
Long contracts
Futures
30 Day Fed Fund January 2011	9,766	$5,692,038	13.80%
30 Day Fed Fund February 2011	4,831	2,847,540	6.91%
30 Day Fed Fund March 2011	7,230	2,856,666	6.93%
Other interest rate		8,677,735	21.05%
Total futures		20,073,979	48.69%

Options
Fed Fund futures November 2010, $99.75 Call	28,543	8,028,361	19.47%
Fed Fund futures December 2010, $99.75 Call	20,104	6,492,436	15.75%
Fed Fund futures January 2011, $99.75 Call	7,626	2,780,535	6.74%
Fed Fund futures February 2011, $99.75 Call	11,350	4,138,351	10.04%
Other interest rate futures		7,803,793	18.93%
Total options		29,243,476	70.93%

Short contracts
Futures
Interest rate		105,925	0.26%
Total futures		105,925	0.26%

Options
Fed Fund futures January 2011, $99.18 Call	(16,126)	(2,183,904)	(5.30)%
Fed Fund futures February 2011, $99.18 Call	(21,586)	(3,148,210)	(7.64)%
Other interest rate futures		(6,038,242)	(14.64)%
Total options		(11,370,356)	(27.58)%

Total		$38,053,024	92.30%

See accompanying notes.

Index

  Graham Alternative Investment Trading LLC

  Condensed Schedules of Investments (continued)

  September 30, 2010 (Unaudited)

  Unaudited condensed schedule of investments for each Master Fund

Description	Number of Contracts / Principal Amount	Fair Value	Percentage of Members' Capital
Graham Global Monetary Policy LLC
Long contracts
Futures
U.S. 10 Year Note December 2010	584	$1,479,625	6.55%
Natural Gas March 2011	150	(1,315,560)	(5.82)%
Foreign bond		(614,299)	(2.72)%
Foreign index		(185,173)	(0.82)%
U.S. index		(68,750)	(0.30)%
Other U.S. bond		142,578	0.63%
Other commodity		1,713,426	7.58%
Total futures		1,151,847	5.10%

Options
Bond future		672,965	2.98%
Currency		225,466	0.99%
Total options		898,431	3.97%

Forwards
Chinese Yuan / U.S. Dollar 06/17/11	CNY 338,000,000	1,417,342	6.27%
Indian Rupee / U.S. Dollar 10/13/10	IDR 1,404,600,000	1,419,760	6.29%
Other foreign currency		2,854,393	12.63%
Total forwards		5,691,495	25.19%

Short contracts
Futures
Euroswiss December 2010	(7,848)	(1,131,048)	(5.01)%
U.S. bond		(59,813)	(0.26)%
U.S. index		(135,450)	(0.60)%
Commodity		457,290	2.03%
Other interest rate		(476,164)	(2.11)%
Total futures		(1,345,185)	(5.95)%

Forwards
Korean Won / U.S. Dollar 10/04/10	KRW (29,962,500,000)	(1,282,993)	(5.68)%
Other foreign currency		(630,888)	(2.79)%
Total forwards		(1,913,881)	(8.47)%

Total		$4,482,707	19.84%

See accompanying notes.

Index

Graham Alternative Investment Trading LLC

  Condensed Schedules of Investments (continued)

  September 30, 2010 (Unaudited)

  Unaudited condensed schedule of investments for each Master Fund

Description	Principal Amount	Fair Value	Percentage of Members' Capital
Graham GMP Securities LLC
Short contracts
Interest Rate Swaps
Pay 0.69%, receive floating, quarterly expiring 09/13/12	CHF (253,400,000)	$(255,841)	(18.60)%
Pay 0.70%, receive floating, quarterly expiring 09/13/12	CHF (250,000,000)	(277,668)	(20.19)%
Total futures		(533,509)	(38.79)%

Total		$(533,509)	(38.79)%

See accompanying notes.

Index

  Graham Alternative Investment Trading LLC

  Condensed Schedules of Investments (continued)

  September 30, 2010 (Unaudited)

  Unaudited condensed schedule of investments for each Master Fund

Description	Principal Amount	Fair Value	Percentage of Net Assets
Graham K4D Trading Ltd.
Long contracts
Futures
U.S. bond		$5,765,314	2.70%
Foreign bond		3,171,287	1.49%
U.S. index		11,745,619	5.50%
Foreign index		(9,271,591)	(4.34)%
Commodity		59,192,780	27.72%
Interest rate		9,544,082	4.47%
Currency		5,293,828	2.48%
Total futures		85,441,319	40.02%

Forwards
Australian Dollar / U.S. Dollar 10/20/10	AUD 469,629,938	14,762,320	6.91%
British Pound / U.S. Dollar 10/20/10	GBP 817,343,862	12,518,080	5.86%
Canadian Dollar / Euro 10/20/10	CAD 550,370,598	(18,245,657)	(8.54)%
Euro / Japanese Yen 10/20/10	EUR 573,094,973	19,051,960	8.92%
Euro / U.S. Dollar 10/20/10	EUR 1,470,469,134	90,970,449	42.61%
Japanese Yen / U.S. Dollar 10/20/10	JPY 134,747,743,600	16,232,195	7.60%
Swiss Franc / U.S. Dollar 10/20/10	CHF 1,382,475,498	28,825,136	13.50%
Other foreign currency		23,655,845	11.08%
Total forwards		187,770,328	87.94%
  See accompanying notes.

Index

  Graham Alternative Investment Trading LLC

  Condensed Schedules of Investments (continued)

  September 30, 2010 (Unaudited)

  Unaudited condensed schedule of investments for each Master Fund

Description	Principal Amount	Fair Value	Percentage of Net Assets
Graham K4D Trading Ltd. (continued)
Short contracts
Futures
U.S. bond		$(741,000)	(0.35)%
Foreign bond		(665,490)	(0.31)%
U.S. index		(5,955,442)	(2.79)%
Foreign index		1,782,400	(0.83%
Commodity		(31,523,672)	(14.76)%
Interest rate		(1,203,356)	(0.56)%
Currency		836,397	(0.39%
Total futures		(37,470,163)	(17.55)%

Forwards
British Pound / U.S. Dollar 10/20/10	GBP (809,242,721)	(11,041,291)	(5.17)%
Canadian Dollar / Euro 10/20/10	CAD (576,867,819)	17,827,452	(8.35%
Euro / Japanese Yen 10/20/10	EUR (606,318,356)	(24,556,109)	(11.51)%
Euro / U.S. Dollar 10/20/10	EUR (1,352,629,280)	(86,500,240)	(40.51)%
Japanese Yen / U.S. Dollar 10/20/10	JPY (111,949,188,000)	(15,169,475)	(7.10)%
Swiss Franc / U.S. Dollar 10/20/10	CHF (1,171,821,167)	(21,598,191)	(10.12)%
Other foreign currency		(20,693,304)	(9.69)%
Total forwards		(161,731,158)	(75.75)%

Total		$74,010,326	34.66%

See accompanying notes.

Index

  Graham Alternative Investment Trading LLC

  Condensed Schedules of Investments (continued)

  September 30, 2010 (Unaudited)

  Unaudited condensed schedule of investments for each Master Fund

Description	Number of Contracts	Fair Value	Percentage of Members' Capital
Graham Macro Directional LLC
Long contracts
Futures
U.S. bond		$(129,511)	(0.53)%
Commodity		382,600	1.55%
Total futures		253,089	1.02%

Forwards
Foreign currency		(257,568)	(1.04)%
Total forwards		(257,568)	(1.04)%

Short Contracts
Forwards
Foreign currency		(45,356)	(0.18)%
Total forwards		(45,356)	(0.18)%

Total		$(49,835)	(0.20)%

See accompanying notes.

Index

  Graham Alternative Investment Trading LLC

  Condensed Schedules of Investments (continued)

  September 30, 2010 (Unaudited)

  Unaudited condensed schedule of investments for each Master Fund

Description	Principal Amount	Fair Value	Percentage of Members' Capital
Graham Short Term Global Macro LLC
Long contracts
Options
U.S. Dollar Call / Canadian Dollar 10/01/10, $1.038 Put	$100,000,000	$19,879	5.43%
Other currency		11,370	3.10%
Total options		31,249	8.53%

Forwards
Australian Dollar / U.S. Dollar 10/05/10	AUD 343,000,000	(530,977)	(144.98)%
Brazilian Real / U.S. Dollar 10/04/10	BRL 208,394,000	1,962,626	535.88%
Chinese Yuan / U.S. Dollar 08/19/11	CNY 334,143,000	933,966	255.01%
New Zealand Dollar / U.S. Dollar 10/01/10	NZD 24,000,000	(101,850)	(27.81)%
New Zealand Dollar / U.S. Dollar 10/04/10	NZD 28,000,000	(56,190)	(15.34)%
Other foreign currency		(17,590)	(4.80)%
Total forwards		2,189,985	597.96%

Short Contracts
Futures
Commodity		(1,990)	(0.54)%
Total futures		(1,990)	(0.54)%

Forwards
Australian Dollar / U.S. Dollar 10/05/10	AUD (393,000,000)	209,799	57.28%
Brazilian Real / U.S. Dollar 10/04/10	BRL (208,436,000)	(1,921,484)	(524.65)%
Chinese Yuan / U.S. Dollar 08/19/11	CNY (334,143,000)	(1,007,680)	(275.14)%
New Zealand Dollar / U.S. Dollar 10/01/10	NZD (12,000,000)	47,654	13.01%
Other foreign currency		(1,519)	(0.41)%
Total forwards		(2,673,230)	(729.91)%

Total		$(453,986)	(123.96)%

See accompanying notes.

Index

   Graham Alternative Investment Trading LLC

  Condensed Schedules of Investments (continued)

  September 30, 2010 (Unaudited)

  Unaudited condensed schedule of investments for Graham Cash Assets LLC

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Graham Cash Assets LLC
Investments in Fixed Income Securities (cost $1,686,686,798)
United States
FDIC Guaranteed Bonds (cost $985,173,744)
Citibank 1.25% - 1.63% due 03/30/11 – 11/15/11	$200,000,000	$200,777,418	7.93%
Citigroup 1.25% - 1.38% due 05/05/11 – 09/22/11	150,000,000	150,526,681	5.95%
Other FDIC Guaranteed Bonds		633,869,645	25.05%
Total FDIC Guaranteed Bonds		985,173,744	38.93%

Government Bonds (cost $701,513,054)
U.S. Treasury 0.88% - 1.50% due 10/31/10 – 09/30/11	700,000,000	701,513,054	27.72%
Total Government Bonds		701,513,054	27.72%

Total Investments in Fixed Income Securities		$1,686,686,798	66.65%

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

Government Bonds(cost $754,013,512)
U.S. Treasury 0.00% - 2.75% due 01/31/10 - 06/30/11	750,000,000	754,013,512	39.42%
Total Government Bonds		754,013,512	39.42%

Total Investments in Fixed Income Securities		$1,421,913,802	74.34%

  See accompanying notes.

Index

  Graham Alternative Investment Trading LLC

  Statements of Operations and Managing Member Allocation

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010 (Unaudited)	2009 (Unaudited)	2010 (Unaudited)	2009 (Unaudited)
Net gain allocated from investments in Master Funds:
Net realized (loss) gain on investments	$(2,574,496)	$6,230,384	$2,867,722	$14,282,768
Net increase in unrealized appreciation on investments	15,073,125	7,113,599	15,373,790	1,242,416
Brokerage commissions and fees	(683,647)	(407,829)	(1,739,141)	(1,009,350)
Net gain allocated from investments in Master Funds	11,814,982	12,936,154	16,502,371	14,515,834

Net investment loss allocated from investments in Master Funds	(26,684)	(13,700)	(56,160)	(25,990)

Investment income:
Interest income	502,343	353,267	1,384,191	1,149,986
Other income	683,647	408,535	1,739,141	1,010,056
Total investment income	1,185,990	761,802	3,123,332	2,160,042

Expenses:
Brokerage fees	2,227,084	1,598,256	6,030,707	4,456,543
Advisory fees	1,922,144	1,371,660	5,172,169	3,873,365
Sponsor fees	961,072	685,830	2,586,085	1,936,682
Interest and other	11,550	4,988	37,822	14,021
Total expenses	5,121,850	3,660,734	13,826,783	10,280,611
Net investment loss of the Fund	(3,935,860)	(2,898,932)	(10,703,451)	(8,120,569)

Net income	7,852,438	10,023,522	5,742,760	6,369,275

Incentive allocation	(1,189,086)	(1,289,920)	(1,194,778)	(1,315,601)

Net income available for pro-rata allocation to all members	$6,663,352	$8,733,602	$4,547,982	$5,053,674

See accompanying notes.

Index

  Graham Alternative Investment Trading LLC

  Statements of Changes in Members’ Capital

  For the nine months ended September 30, 2010 (unaudited) and 2009 (unaudited)

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2008	1,585,426.608	$209,463,943	276,829.231	$30,933,785	4,671.470	$748,868	$241,146,596
Subscriptions	393,501.474	51,952,001	198,354.098	21,957,268	–	–	73,909,269
Redemptions	(256,441.514)	(33,785,402)	(59,319.349)	(6,580,690)	–	(1,315,601)	(41,681,693)
Incentive allocation	–	–	–	–	–	1,315,601	1,315,601
Net income available for pro-rata allocation	–	4,515,449	–	489,887	–	48,338	5,053,674
Members’ capital, September 30, 2009	1,722,486.568	$232,145,991	415,863.980	$46,800,250	4,671.470	$797,206	$279,743,447

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2009	1,851,259.271	$250,952,480	462,314.824	$52,116,241	4,671.470	$813,191	$303,881,912
Subscriptions	727,135.959	97,996,571	127,071.006	14,095,881	–	–	112,092,452
Redemptions	(145,564.726)	(19,555,651)	(44,923.571)	(4,975,824)	–	(1,194,778)	(25,726,253)
Incentive allocation	–	–	–	–	–	1,194,778	1,194,778
Net income available for pro-rata allocation	–	4,378,762	–	124,878	–	44,342	4,547,982
Members’ capital, September 30, 2010	2,432,830.504	$333,772,162	544,462.259	$61,361,176	4,671.470	$857,533	$395,990,871

See accompanying notes.

Index

  Graham Alternative Investment Trading LLC

  Statements of Cash Flows

	Nine Months Ended September 30,
	2010 (Unaudited)	2009 (Unaudited)
Cash flows used in operating activities
Net income	$5,742,760	$6,369,275
Adjustments to reconcile net income to net cash used in operating activities:
Net income allocated from investment in Master Funds	(16,446,211)	(14,489,844)
Net income allocated from investment in Graham Cash Assets LLC	(1,384,191)	(580,963)
Net income allocated from investment in Graham Cash Assets II LLC	-	(569,023)
Proceeds from sale of investments in Master Funds	237,721,282	160,049,081
Proceeds from sale of investments in Graham Cash Assets LLC	187,141,787	227,786,474
Proceeds from sale of investments in Graham Cash Assets II LLC	-	359,882,599
Investments in Master Funds	(252,775,703)	(164,789,765)
Investments in Graham Cash Assets LLC	(248,425,825)	(482,253,100)
Investments in Graham Cash Assets II LLC	-	(112,508,973)
Changes in assets and liabilities:
Accrued commission reimbursements	(135,104)	(35,817)
Accrued brokerage fees	150,573	53,857
Accrued advisory fees	138,228	31,277
Accrued sponsor fees	69,114	(5,206,063)
Accrued incentive allocation	847,494	15,638
Net cash used in operating activities	(87,355,796)	(26,245,347)

Cash flows provided by financing activities
Subscriptions	112,092,452	73,909,269
Redemptions	(24,736,705)	(47,663,458)
Net cash provided by financing activities	87,355,747	26,245,811

Net (decrease) increase in cash and cash equivalents	(49)	464

Cash and cash equivalents, beginning of period	49	195
Cash and cash equivalents, end of period	$-	$659

See accompanying notes.

Index

  Graham Alternative Investment Trading LLC

  Notes to Financial Statements

  September 30, 2010 (unaudited)

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

Amounts included in the financial statements and accompanying notes related to September 30, 2010 and 2009 and the three and nine month periods then ended are unaudited.  Amounts included herein as of December 31, 2009 have been taken from the December 31, 2009 audited financial statements and accompanying notes of GAIT.

Index

  Graham Alternative Investment Trading LLC

Notes to Financial Statements

2. Summary of Significant Accounting Policies (continued)

In July 2009, the Financial Accounting Standards Board (“FASB”) issued “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles” (the “Codification”). The Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. All existing accounting standard documents are superseded and all other accounting literature not included in the Codification is considered non-authoritative.  The adoption of the Codification does not impact GAIT’s financial statements except for references made to authoritative accounting literature in the footnotes.

Cash and Cash Equivalents

GAIT considers cash and cash equivalents to include all highly liquid investments with a maturity of three months or less when acquired. At December 31, 2009, this amount was primarily invested in overnight deposits with major U.S. financial institutions.

Investments in Master Funds

GAIT invests in various Master Funds which are managed by the Managing Member. These investments are valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP. Gains and losses are allocated monthly by each Master Fund to GAIT based upon GAIT’s proportionate share of the net assets of each Master Fund and are included in the statements of operations and managing member allocation for the three and nine months ended September 30, 2010 and 2009.

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

GAIT reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP.  In accordance with this hierarchy, GAIT’s investments in Master Funds, Graham Cash Assets LLC (“GCA”), and Graham Cash Assets II LLC (“GCA II”) have been classified as Level 2 valuations based on the release of ASU 2009-12 in 2009.  As of September 30, 2010 and December 31, 2009, the Master Funds and GCA did not hold any Level 3 investments.

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

3. Investments in Master Funds

As of September 30, 2010 and December 31, 2009, GAIT invested in Master Funds, all of which were managed by the Manager. GAIT’s investments in these Master Funds, as well as investment objectives of each Master Fund, are summarized below. Master Funds in which GAIT invested 5% or more of its members’ capital are individually identified, while smaller investments are aggregated under the caption “Master Funds.”  All of the Master Funds and GAIT are related parties.   The Master Funds do not charge management or incentive fees and all offer monthly subscriptions and redemptions.

September 30, 2010
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (three months then ended)	Net Income (nine months then ended)

Graham K4D Trading Ltd. – (a)	6.75%	$26,750,233	$6,996,103	$2,886,254
Other Master Funds (7) – (b) (c) (d) (e)	5.30%	20,972,341	4,792,195	13,559,957
	12.05%	$47,722,574	$11,788,298	$16,446,211

December 31, 2009
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (twelve months then ended)

Master Funds (6) – (a) (b) (c) (d) (e)	5.33%	$16,210,863	$19,395,922
	5.33%	$16,210,863	$19,395,922

(a) – Systematic Macro
(b) – Fixed Income
(c) – Global Macro
(d) – Energy Related
(e) – Commodities

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements

3. Investments in Master Funds (continued)

The following table summarizes the financial position of each Master Fund as of September 30, 2010:

	Graham Commodity Strategies LLC (Delaware)	Graham Discretionary Energy Trading III LLC (Delaware)	Graham Fed Policy Ltd. (BVI)	Graham Global Monetary Policy LLC (Delaware)	Graham GMP Securities LLC (Delaware)	Graham K4D Trading Ltd. (BVI)	Graham Macro Directional LLC (Delaware)	Graham Short Term Global Macro LLC (Delaware)
Assets:
Cash and cash equivalents	$1	$-	$-	$-	$6	$-	$-	$-
Due from brokers	19,204,912	3,668,548	3,174,872	19,489,417	1,908,865	140,608,437	26,199,281	1,183,365
Options, at fair value	-	11,482,000	29,243,476	898,431	-	-	-	31,249
Derivative financial instruments, at fair value	23,519,240	4,706,904	20,179,904	3,584,276	-	74,010,326	253,089	-
Subscriptions receivable	-	-	12	130	156	-	-	38,268
Interest receivable	-	-	-	533	1	11,929	172	-
Total assets	42,724,153	19,857,452	52,598,264	23,972,787	1,909,028	214,630,692	26,452,542	1,252,882

Liabilities:
Options, at fair value	-	-	11,370,356	-	-	-	-	-
Derivative financial instruments, at fair value	-	-	-	-	533,509	-	302,924	485,235
Due to brokers	-	-	-	1,379,506	-	1,113,899	1,463,918	363,135
Redemptions payable	-	-	154	10	156	-	-	38,268
Total liabilities	-	-	11,370,510	1,379,516	533,665	1,113,899	1,766,842	886,638
Net assets	$42,724,153	$19,857,452	$41,227,754	$22,593,271	$1,375,363	$213,516,793	$24,685,700	$366,244

Percentage of Master Fund held by the Fund	14.42%	14.11%	13.88%	8.18%	7.77%	12.53%	17.13%	27.70%

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements

3. Investments in Master Funds (continued)

The following table summarizes the results of operations of each Master Fund for the three and nine months ended September 30, 2010:

	Graham Commodity Strategies LLC (Delaware)	Graham Discretionary Energy Trading III LLC (Delaware)	Graham Fed Policy Ltd. (BVI)	Graham Global Monetary Policy LLC (Delaware)	Graham GMP Securities LLC (Delaware)	Graham K4D Trading Ltd. (BVI)	Graham Macro Directional LLC (Delaware)	Graham Short Term Global Macro LLC (Delaware)
	Three Months Ended September 30, 2010
Net investment income (loss)	$(1,462)	$(63,926)	$(3,721)	$(28,436)	$486	$(25,302)	$62,423	$723

Net realized gain (loss)on investments	(30,632,779)	(8,157,907)	20,771,895	2,888,717	(716,813)	(9,520,923)	2,616,752	1,479,222
Net increase (decrease) in appreciation on investments	31,565,216	13,651,897	3,687,486	2,868,043	(529,824)	68,863,324	(2,464,404)	15,070
Brokerage commissions and fees	(1,347,849)	(551,867)	(544,081)	(462,964)	(538)	(1,766,962)	(361,528)	(153,017)
Net gain (loss) on investments	(415,412)	4,942,123	23,915,300	5,293,796	(1,247,175)	57,575,439	(209,180)	1,341,275
Net income (loss)	$(416,874)	$4,878,197	$23,911,579	$5,265,360	$(1,246,689)	$57,550,137	$(146,757)	$1,341,998

	Nine Months Ended September 30, 2010
Net investment income (loss)	$(9,606)	$(95,164)	$(6,706)	$(47,142)	$(25,215)	$(127,018)	$(36,686)	$912

Net realized gain (loss) on investments	(27,201,108)	618,331	12,832,214	95,303,646	(4,743,412)	(31,318,993)	17,533,873	(3,686,155)
Net increase (decrease) in appreciation on investments	23,031,904	9,373,559	26,296,377	5,543,806	1,324,681	54,268,614	(1,589,754)	1,941,696
Brokerage commissions and fees	(3,540,939)	(1,066,971)	(2,885,788)	(1,618,332)	(1,695)	(4,773,158)	(665,723)	(285,325)
Net gain (loss) on investments	(7,710,143)	8,924,919	36,242,803	99,229,120	(3,420,426)	18,176,463	15,278,396	(2,029,784)
Net income (loss)	$(7,719,749)	$8,829,755	$36,236,097	$99,181,978	$(3,445,641)	$18,049,445	$15,241,710	$(2,028,872)

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements

3. Investments in Master Funds (continued)

The following table summarizes the financial position of each Master Fund as of December 31, 2009:

	Graham Commodity Strategies LLC (Delaware)	Graham Fed Policy Ltd. (BVI)	Graham Global Monetary Policy LLC (Delaware)	Graham K4D Trading Ltd. (BVI)	Graham Macro Directional LLC (Delaware)
Assets:
Cash and cash equivalents	$1,000	$218	$661	$425	$644
Due from brokers	9,338,086	15,446,856	4,369,612	99,865,289	1,504,495
Options, at fair value	-	13,752,876	4,562,737	-	-
Derivative financial instruments, at fair value	487,337	2,862,031	1,507,026	17,929,174	115,018
Subscriptions receivable	1,288	9,630	4,169	4,331	2,017
Interest receivable	-	-	105	293	-
Total assets	9,827,711	32,071,611	10,444,310	117,799,512	1,622,174

Liabilities:
Options, at fair value	-	9,228,344	1,568,611	-	-
Derivative financial instruments, at fair value	-	-	186,163	-	-
Due to brokers	-	48,333	-	-	-
Redemptions payable	1,288	9,772	13,305	4,331	2,017
Total liabilities	1,288	9,286,449	1,768,079	4,331	2,017
Net assets	$9,826,423	$22,785,162	$8,676,231	$117,795,181	$1,620,157

Percentage of Master Fund held by the Fund	7.77%	11.63%	9.97%	9.95%	12.85%

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements

3. Investments in Master Funds (continued)

The following table summarizes the results of operations of each Master Funds for the three and nine months ended September 30, 2009:

	Graham Commodity Strategies LLC (Delaware)	Graham Fed Policy Ltd. (BVI)	Graham Global Macro Focus LLC * (Delaware)	Graham Global Monetary Policy LLC (Delaware)	Graham K4D Trading Ltd. (BVI)	Graham Macro Directional LLC (Delaware)
	Three Months Ended September 30, 2009
Net investment income	$(5,961)	$(1,528)	$-	$(16,897)	$(87,844)	$(825)

Net realized gain (loss) on investments	(2,453,546)	3,332,452	-	(10,548,829)	71,311,018	(2,034,940)
Net increase (decrease) in appreciation on investments	(408,035)	14,092,262	-	(6,155,522)	62,612,060	1,140,287
Brokerage commissions and fees	(1,079,848)	(312,748)	-	(264,215)	(2,462,705)	(167,696)
Net gain (loss) on investments	(3,941,429)	17,111,966	-	(16,968,566)	131,460,373	(1,062,349)
Net income (loss)	$(3,947,390)	$17,110,438	$-	$(16,985,463)	$131,372,529	$(1,063,174)

	Nine Months Ended September 30, 2009
Net investment income (loss)	$(7,355)	$(7,197)	$33	$(32,278)	$(169,463)	$(1,643)

Net realized gain (loss) on investments	(7,326,588)	90,236,041	(299,050)	20,884,233	(120,649)	4,112,183
Net increase (decrease) in appreciation on investments	13,192,385	(57,836,596)	299,050	(6,246,402)	38,270,144	1,470,892
Brokerage commissions and fees	(2,416,865)	(1,027,152)	-	(655,942)	(5,377,799)	(392,311)
Net gain on investments	3,448,932	31,372,293	-	13,981,889	32,771,696	5,190,764
Net income	$3,441,577	$31,365,096	$33	$13,949,611	$32,602,233	$5,189,121

* - This entity ceased operations on March 31, 2009

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements

3. Investments in Master Funds (continued)

The following table shows the fair value classification of each investment type by Master Fund as of September 30, 2010:

	Graham Commodity Strategies LLC	Graham Discretionary Energy Trading III LLC	Graham Fed Policy Ltd.	Graham Global Monetary Policy LLC	Graham GMP Securities LLC	Graham K4D Trading Ltd.	Graham Macro Directional LLC	Graham Short Term Global Macro LLC
Long Contracts
Level 1:
Commodity futures	$88,030,528	$31,945,010	$-	$397,866	$-	$59,192,780	$382,600	$-
Commodity futures options	-	11,482,000	-	-	-	-	-	-
Commodity swaps	1,046,250	(6,661,440)	-	-	-	-	-	-
Currency futures	-	-	-	-	-	5,293,828	-	-
Foreign bond futures	-	-	-	(614,299)	-	3,171,287	-	-
Foreign index futures	-	-	-	(185,173)	-	(9,271,591)	-	-
Interest rate futures	-	-	20,073,979	-	-	9,544,082	-	-
Interest rate futures options	-	-	29,243,476	-	-	-	-	-
U.S. bond futures	-	-	-	1,622,203	-	5,765,314	(129,511)	-
U.S. bond futures options	-	-	-	672,965	-	-	-	-
U.S. index futures	-	-	-	(68,750)	-	11,745,619	-	-
Total Level 1	89,076,778	36,765,570	49,317,455	1,824,812	-	85,441,319	253,089	-

Level 2:
Foreign currency forwards	-	-	-	5,691,495	-	187,770,328	(257,568)	2,189,985
Foreign currency forwards options	-	-	-	225,466	-	-	-	31,249
Total Level 2	-	-	-	5,916,961	-	187,770,328	(257,568)	2,221,234
Total long contracts	$89,076,778	$36,765,570	$49,317,455	$7,741,773	$-	$273,211,647	$(4,479)	$2,221,234

Short Contracts
Level 1:
Commodity futures	$(62,782,708)	$(24,245,466)	$-	$457,290	$-	$(31,523,672)	$-	$(1,990)
Commodity swaps	(2,774,830)	3,668,800	-	-	-	-	-	-
Currency futures	-	-	-	-	-	836,397	-	-
Foreign bond futures	-	-	-	-	-	(665,490)	-	-
Foreign index futures	-	-	-	-	-	1,782,400	-	-
Interest rate futures	-	-	105,925	(1,607,212)	-	(1,203,356)	-	-
Interest rate futures options	-	-	(11,370,356)	-	-	-	-	-
U.S. bond futures	-	-	-	(59,813)	-	(741,000)	-	-
U.S. index futures	-	-	-	(135,450)	-	(5,955,442)	-	-
Total Level 1	(65,557,538)	(20,576,666)	(11,264,431)	(1,345,185)	-	(37,470,163)	-	(1,990)

Level 2:
Foreign currency forwards	-	-	-	(1,913,881)	-	(161,731,158)	(45,356)	(2,673,230)
Interest rate swaps	-	-	-	-	(533,509)	-	-	-
Total Level 2	-	-	-	(1,913,881)	(533,509)	(161,731,158)	(45,356)	(2,673,230)
Total short contracts	$(65,557,538)	$(20,576,666)	$(11,264,431)	$(3,259,066)	$(533,509)	$(199,201,321)	$(45,356)	$(2,675,220)

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements

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

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements

  3. Investments in Master Funds (continued)

The following table displays the volume of derivative activities and fair value of derivative contracts held by the Master Funds based on their notional amounts and number of contracts at September 30, 2010 categorized by primary underlying risk.  Derivative assets and liability balances are presented on a gross basis, prior to the application of counterparty netting.

	Graham Commodity Strategies LLC						Graham Discretionary Energy Trading III LLC
	Long exposure		Short exposure				Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities

Commodity price
Futures	$2,363,889,660	3,217	$(162,940,388)	(32,565)	$116,391,502	$(91,143,682)	$946,777,990	20,615	$(982,295,785)	(17,506)	$50,371,230	$(45,664,326)
Commodity swaps	19,905,750	27	(46,998,000)	(65)	1,046,250	(2,774,830)	-	-	-	-	-	-
	2,383,795,410	3,244	(209,938,388)	(32,630)	117,437,752	(93,918,512)	946,777,990	20,615	(982,295,785)	(17,506)	50,371,230	(45,664,326)

Equity price
Futures	-	-	-	-	-	-	-	-	-	-	-	-
	-	-	-	-	-	-	-	-	-	-	-	-

Foreign currency exchange rate
Futures	-	-	-	-	-	-	-	-	-	-	-	-
Forwards	-	-	-	-	-	-	-	-	-	-	-	-
	-	-	-	-	-	-	-	-	-	-	-	-

Interest rate
Futures	-	-	-	-	-	-	-	-	-	-	-	-
Interest rate swaps	-	-	-	-	-	-	-	-	-	-	-	-
	-	-	-	-	-	-	-	-	-	-	-	-
Total	$2,383,795,410	3,244	$(209,938,388)	(32,630)	$117,437,752	$(93,918,512)	$946,777,990	20,615	$(982,295,785)	(17,506)	$50,371,230	$(45,664,326)

Collateral balances supporting all derivative positions						$19,204,912						$3,668,548

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements

3. Investments in Master Funds (continued)

The following table displays the volume of derivative activities and fair value of derivative contracts held by the Master Funds based on their notional amounts and number of contracts at September 30, 2010 categorized by primary underlying risk.  Derivative assets and liability balances are presented on a gross basis, prior to the application of counterparty netting.

	Graham Fed Policy Ltd.						Graham Global Monetary Policy LLC
	Long exposure		Short exposure				Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities

Commodity price
Futures	$-	-	$-	-	$-	$-	$80,259,510	900	$(20,317,500)	(500)	$2,384,736	$(1,529,580)
	-	-	-	-	-	-	80,259,510	900	(20,317,500)	(500)	2,384,736	(1,529,580)

Equity price
Futures	-	-	-	-	-	-	967,418,750	700	(7,332,038)	(129)	-	(389,373)
	-	-	-	-	-	-	967,418,750	700	(7,332,038)	(129)	-	(389,373)

Foreign currency exchange rate
Futures	-	-	-	-	-	-	-	-	-	-	-	-
Forwards	-	-	-	-	-	-	5,307,582,723	-	(4,019,505,977)	-	4,937,482	(1,159,868)
	-	-	-	-	-	-	5,307,582,723	-	(4,019,505,977)	-	4,937,482	(1,159,868)

Interest rate
Futures	23,424,520,541	56,323	(6,750,998,724)	(16,231)	20,302,497	(122,593)	828,796,566	4,725	(2,448,622,863)	(10,162)	1,693,217	(2,352,338)
Interest rate swaps	-	-	-	-	-	-	-	-	-	-	-	-
	23,424,520,541	56,323	(6,750,998,724)	(16,231)	20,302,497	(122,593)	828,796,566	4,725	(2,448,622,863)	(10,162)	1,693,217	(2,352,338)
Total	$23,424,520,541	56,323	$(6,750,998,724)	(16,231)	$20,302,497	$(122,593)	$7,184,057,549	6,325	$(6,495,778,378)	(10,791)	$9,015,435	$(5,431,159)

Collateral balances supporting all derivative positions						$3,174,872						$18,109,911

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements

3. Investments in Master Funds (continued)

The following table displays the volume of derivative activities and fair value of derivative contracts held by the Master Funds based on their notional amounts and number of contracts at September 30, 2010 categorized by primary underlying risk.  Derivative assets and liability balances are presented on a gross basis, prior to the application of counterparty netting.

	Graham GMP Securities LLC						Graham K4D Trading Ltd.
	Long exposure		Short exposure				Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities

Commodity price
Futures	$-	-	$-	-	$-	$-	$1,345,520,996	19,414	$(895,262,752)	(12,218)	$68,402,092	$(40,732,984)
	-	-	-	-	-	-	1,345,520,996	19,414	(895,262,752)	(12,218)	68,402,092	(40,732,984)

Equity price
Futures	-	-	-	-	-	-	5,039,857,338	28,532	(4,564,577,226)	(7,718)	15,550,380	(17,249,394)
	-	-	-	-	-	-	5,039,857,338	28,532	(4,564,577,226)	(7,718)	15,550,380	(17,249,394)

Foreign currency exchange rate
Futures	-	-	-	-	-	-	345,036,482	2,896	(261,914,652)	(2,753)	10,074,934	(3,944,709)
Forwards	-	-	-	-	-	-	121,082,211,007	-	(18,849,043,891)	-	63,198,490	(37,159,320)
	-	-	-	-	-	-	121,427,247,489	2,896	(19,110,958,543)	(2,753)	73,273,424	(41,104,029)

Interest rate
Futures	-	-	-	-	-	-	44,152,023,654	45,196	(21,502,689,049)	(22,885)	25,373,716	(9,502,879)
Interest rate swaps	-	-	(52,374,540)	-	-	(533,509)	-	-	-	-	-	-
	-	-	(52,374,540)	-	-	(533,509)	44,152,023,654	45,196	(21,502,689,049)	(22,885)	25,373,716	(9,502,879)
Total	$-	-	$(52,374,540)	-	$-	$(533,509)	$171,964,649,477	96,038	$(46,073,487,570)	(45,574)	$182,599,612	$(108,589,286)

Collateral balances supporting all derivative positions						$1,908,865						$139,494,538

Index
Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the volume of derivative activities and fair value of derivative contracts held by the Master Funds based on their notional amounts and number of contracts at September 30, 2010 categorized by primary underlying risk.  Derivative assets and liability balances are presented on a gross basis, prior to the application of counterparty netting.

	Graham Macro Directional LLC						Graham Short Term Global Macro LLC
	Long exposure		Short exposure				Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities

Commodity price
Futures	$19,644,000	150	$-	-	$382,600	$-	$-	-	$(130,960)	(1)	$-	$(1,990)
	19,644,000	150	-	-	382,600	-	-	-	(130,960)	(1)	-	(1,990)

Equity price
Futures	-	-	-	-	-	-	-	-	-	-	-	-
	-	-	-	-	-	-	-	-	-	-	-	-

Foreign currency exchange rate
Futures	-	-	-	-	-	-	-	-	-	-	-	-
Forwards	1,041,250	-	(5,000)	-	-	(302,924)	10,555,413	-	(2,143,598)	-	66,377	(549,622)
	1,041,250	-	(5,000)	-	-	(302,924)	10,555,413	-	(2,143,598)	-	66,377	(549,622)

Interest rate
Futures	79,233,906	700	-	-	-	(129,511)	-	-	-	-	-	-
Interest rate swaps	-	-	-	-	-	-	-	-	-	-	-	-
	79,233,906	700	-	-	-	(129,511)	-	-	-	-	-	-
Total	$99,919,156	850	$(5,000)	-	$382,600	$(432,435)	$10,555,413	-	$(2,274,558)	(1)	$66,377	$(551,612)

Collateral balances supporting all derivative positions						$24,735,363						$820,230

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

	Graham Global Monetary Policy LLC						Graham K4D Trading Ltd.
	Long exposure			Short exposure			Long exposure			Short exposure
	Notional amounts	Number of contracts	Derivative Assets	Notional amounts	Number of contracts	Derivative Liabilities	Notional amounts	Number of contracts	Derivative Assets	Notional amounts	Number of contracts	Derivative Liabilities

Commodity price
Futures	$2,072,500	100	$29,025	$-	-	$-	$1,281,924,053	21,625	$42,918,544	$(699,668,279)	(11,135)	$(22,469,474)
	2,072,500	100	29,025	-	-	-	1,281,924,053	21,625	42,918,544	(699,668,279)	(11,135)	(22,469,474)

Equity price
Futures	-	-	-	-	-	-	6,321,952,643	16,319	14,812,534	(3,918,741,020)	(5,980)	(7,108,988)
	-	-	-	-	-	-	6,321,952,643	16,319	14,812,534	(3,918,741,020)	(5,980)	(7,108,988)

Foreign currency exchange rate
Futures	-	-	-	-	-	-	30,156,168	359	757,620	(108,869,583)	(1,006)	(434,222)
Forwards	478,798,928	-	4,643,816	(575,969,539)	-	(3,471,931)	6,096,436,526	-	78,435,771	(5,707,147,861)	-	(75,105,027)
	478,798,928	-	4,643,816	(575,969,539)	-	(3,471,931)	6,126,592,694	359	79,193,391	(5,816,017,444)	(1,006)	(75,539,249)

Interest rate
Futures	-	-	489,449	(8,760,546,779)	(4,450)	(369,496)	66,489,448,610	25,046	7,611,075	(83,222,672,828)	(13,820)	(21,488,659)
	-	-	489,449	(8,760,546,779)	(4,450)	(369,496)	66,489,448,610	25,046	7,611,075	(83,222,672,828)	(13,820)	(21,488,659)
Total	$480,871,428	100	$5,162,290	$(9,336,516,318)	(4,450)	$(3,841,427)	$80,219,918,000	63,349	$144,535,544	$(93,657,099,571)	(31,941)	$(126,606,370)

Collateral balances supporting all derivative positions						$4,257,152						$99,865,289

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

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the realized and unrealized gains and losses on all financial instruments held by the Master Funds reported in net gain on investments in their statements of operations segregated by primary underlying risk and contract type for the three months ended September 30, 2010:

	Graham Commodity Strategies LLC	Graham Discretionary Energy Trading III LLC	Graham Fed Policy Ltd.	Graham Global Monetary Policy LLC	Graham GMP Securities LLC	Graham K4D Trading Ltd.	Graham Macro Directional LLC	Graham Short Term Global Macro LLC
Commodity price
Futures	$932,437	$(2,918,560)	$(3,979,882)	$3,669,261	$-	$23,090,803	$664,110	$(316,538)
Options	-	8,412,550	-	-	-	-	-	-
	932,437	5,493,990	(3,979,882)	3,669,261	-	23,090,803	664,110	(316,538)
Equity price
Futures	-	-	-	(2,451,692)	-	(31,259,994)	(1,845,278)	(62,758)
	-	-	-	(2,451,692)	-	(31,259,994)	(1,845,278)	(62,758)
Foreign currency exchange rate
Futures	-	-	-	-	-	979,360	-	-
Forwards	-	-	-	(575,427)	5,011	22,931,616	(625,639)	9,008,929
Options	-	-	-	3,317,727	-	-	-	(7,025,943)
	-	-	-	2,742,300	5,011	23,910,976	(625,639)	1,982,986
Interest rate
Bonds	-	-	-	-	-	-	-	-
Futures	-	-	61,850,906	3,256,027	-	43,600,616	1,959,155	(109,398)
Interest rate swaps	-	-	-	-	(1,251,648)	-	-	-
Options	-	-	(33,411,643)	(1,459,136)	-	-	-	-
	-	-	28,439,263	1,796,891	(1,251,648)	43,600,616	1,959,155	(109,398)
Total	$932,437	$5,493,990	$24,459,381	$5,756,760	$(1,246,637)	$59,342,401	$152,348	$1,494,292

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the realized and unrealized gains and losses on all financial instruments held by the Master Funds reported in net gain on investments in their statements of operations segregated by primary underlying risk and contract type for the nine months ended September 30, 2010:

	Graham Commodity Strategies LLC	Graham Discretionary Energy Trading III LLC	Graham Fed Policy Ltd.	Graham Global Monetary Policy LLC	Graham GMP Securities LLC	Graham K4D Trading Ltd.	Graham Macro Directional LLC	Graham Short Term Global Macro LLC
Commodity price
Futures	$(4,169,204)	$422,100	$-	$8,710,031	$-	$(50,844,752)	$(697,600)	$(1,330,724)
Options	-	9,569,790	-	-	-	-	-	-
	(4,169,204)	9,991,890	-	8,710,031	-	(50,844,752)	(697,600)	(1,330,724)
Equity price
Futures	-	-	-	886,918	-	(92,929,632)	426,912	95,380
	-	-	-	886,918	-	(92,929,632)	426,912	95,380
Foreign currency exchange rate
Futures	-	-	-	-	-	4,090,176	-	-
Forwards	-	-	-	83,614,961	25,702	13,713,340	13,064,342	10,956,826
Options	-	-	-	-	-	-	-	(12,231,023)
	-	-	-	83,614,961	25,702	17,803,516	13,064,342	(1,274,197)
Interest rate
Bonds	-	-	-	-	(45,362)	-	-	-
Futures	-	-	62,709,382	9,510,178	-	148,920,489	3,150,465	765,082
Interest rate swaps	-	-	-	(403,000)	(3,399,071)	-	-	-
Options	-	-	(23,580,791)	(1,471,636)	-	-	-	-
	-	-	39,128,591	7,635,542	(3,444,433)	148,920,489	3,150,465	765,082
Total	$(4,169,204)	$9,991,890	$39,128,591	$100,847,452	$(3,418,731)	$22,949,621	$15,944,119	$(1,744,459)

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the realized and unrealized gains and losses on all financial instruments held by the Master Funds reported in net gain on investments in their statements of operations segregated by primary underlying risk and contract type for the three months ended September 30, 2009:

	Graham Commodity Strategies LLC	Graham Fed Policy Ltd.	Graham Global Monetary Policy LLC	Graham K4D Trading Ltd.	Graham Macro Directional LLC
Commodity price
Futures	$(2,861,581)	$-	$850,240	$24,463,206	$384,960
	(2,861,581)	-	850,240	24,463,206	384,960
Equity price
Futures	-	-	(1,189,962)	112,121,801	(323,373)
Options	-	-	-	-	-
	-	-	(1,189,962)	112,121,801	(323,373)
Foreign currency exchange rate
Futures	-	-	-	223,969	-
Forwards	-	-	(12,298,201)	20,247,415	(2,293,887)
Options	-	-	(1,573,148)	-	-
	-	-	(13,871,349)	20,471,384	(2,293,887)
Interest rate
Futures	-	13,532,331	(2,493,280)	(23,133,313)	1,337,647
Options	-	3,892,383	-	-	-
	-	17,424,714	(2,493,280)	(23,133,313)	1,337,647
Total	$(2,861,581)	$17,424,714	$(16,704,351)	$133,923,078	$(894,653)

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the realized and unrealized gains and losses on all financial instruments held by the Master Funds reported in net gain on investments in their statements of operations segregated by primary underlying risk and contract type for the nine months ended September 30, 2009:

	Graham Commodity Strategies LLC	Graham Fed Policy Ltd.	Graham Global Monetary Policy LLC	Graham K4D Trading Ltd.	Graham Macro Directional LLC
Commodity price
Futures	$5,865,797	$-	$3,815,835	$(10,723,803)	$1,328,938
	5,865,797	-	3,815,835	(10,723,803)	1,328,938
Equity price
Futures	-	-	(2,043,743)	59,945,342	(137,453)
Options	-	-	(135,476)	-	-
	-	-	(2,179,219)	59,945,342	(137,453)
Foreign currency exchange rate
Futures	-	-	425,330	(2,362,228)	-
Forwards	-	-	11,916,251	25,212,981	6,729,458
Options	-	-	(2,424,248)	-	(275,879)
	-	-	9,917,333	22,850,753	6,453,579
Interest rate
Futures	-	14,045,168	3,083,882	(33,922,797)	(2,061,989)
Options	-	18,354,277	-	-	-
	-	32,399,445	3,083,882	(33,922,797)	(2,061,989)
Total	$5,865,797	$32,399,445	$14,637,831	$38,149,495	$5,583,075

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

4. Graham Cash Assets LLC

GAIT invests a portion of its excess liquidity in GCA, an entity for which the Manager is also the sole investment advisor. GCA commenced operations on June 22, 2005, and was formed as a Delaware Limited Liability Company for the purpose of consolidating investment activity of multiple funds managed by the Manager. Its objective is to preserve capital while enhancing return on cash balances and providing daily liquidity. It invests in debt obligations guaranteed by the U.S. federal government which range in maturity from three to thirty months. GCA also maintains cash and cash equivalents on deposit with major U.S. institutions. GAIT’s investment in GCA is valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP. GAIT records its proportionate share of GCA’s investment income and expenses on a monthly basis. For the three months ended September 30, 2010, the total amount recognized by GAIT with respect to its investment in GCA was $502,343.  For the nine months ended September 30, 2010, the total amount recognized by GAIT with respect to its investment in GCA was $1,384,191.  For the three months ended September 30, 2009, the total amount recognized by GAIT with respect to its investment in GCA was $353,267.  For the nine months ended September 30, 2009, the total amount recognized by GAIT with respect to its investment in GCA was $580,963. These amounts are included in interest income in the statements of operations and managing member allocation.  At September 30, 2010 and December 31, 2009, GAIT owned approximately 13.93% and 15.15%, respectively, of GCA.  The following table summarizes the financial position of GCA as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Assets:
Cash and cash equivalents	$837,774,778	$485,846,462
Investments in fixed income securities	1,686,686,798	1,421,913,802
Redemptions receivable	-	-
Accrued interest income	6,204,285	4,848,122
Total assets	2,530,665,861	1,912,608,386

Liabilities:
Other payables	20,000	-
Total liabilities	20,000	-
Members’ capital	$2,530,645,861	$1,912,608,386

The following table summarizes the results of operations of GCA for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Investment income
Interest income	$3,507,896	$2,302,499	$9,167,607	$4,231,267
Net investment income	3,507,896	2,302,499	9,167,607	4,231,267
Net income	$3,507,896	$2,302,499	$9,167,607	$4,231,267

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

GCA reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP.  The following table shows the fair value classification of each investment type held by GCA as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Long positions
Level 2:
Fixed income securities
FDIC Guaranteed Bonds	$985,173,744	$667,900,290
Government Bonds	701,513,054	754,013,512
Fixed income securities	1,686,686,798	1,421,913,802
Total Level 2	1,686,686,798	1,421,913,802
Total long positions	$1,686,686,798	$1,421,913,802

5. Capital Accounts

GAIT offers Class 0 Units and Class 2 Units (collectively, the “Units”). GAIT may issue additional classes in the future subject to different fees, expenses or other terms, or to invest in other investment programs or combinations of investment programs managed by the Manager. GAIT also has Management Units (“Class M units”) which are solely for the investment of the Manager.

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

Subscriptions

Units may be purchased at a price equal to the Net Asset Value per Unit of the relevant Class as of the immediately preceding Valuation Day, as defined in the LLC Agreement. There is no minimum subscription amount.

Redemptions

Units are not subject to any minimum holding period. Members may redeem Units at the Net Asset Value thereof as of the last business day of each month upon not less than three business days’ prior written notice to the administrator.

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

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

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

8. Related Party Transactions

The Manager, due to its relationship with its affiliates, may enter into certain related party transactions.

9. Financial Highlights

The following is the per unit operating performance calculation for the three months ended September 30, 2010 and 2009:

	Class 0	Class 2
Per unit operating performance:
Net asset value per unit, June 30, 2009	$130.41	$109.20
Net income:
Net investment loss	(1.70)	(2.04)
Net gain on investments	6.06	5.38
Net income	4.36	3.34
Net asset value per unit, September 30, 2009	$134.77	$112.54

Net asset value per unit, June 30, 2010	$134.80	$111.00
Net income:
Net investment loss	(0.02)	(1.25)
Net gain on investments	2.41	2.95
Net income	2.39	1.70
Net asset value per unit, September 30, 2010	$137.19	$112.70

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

9. Financial Highlights (continued)

The following represents ratios to average members’ capital, excluding the Managing Member, and total return for the three months ended September 30, 2010 and 2009:

	Class 0		Class 2
	2010	2009	2010	2009

Total return before Incentive Allocation	2.17%	3.78%	1.59%	3.30%
Incentive Allocation	(0.41)	(0.49)	(0.09)	(0.31)
Total return after Incentive Allocation	1.76%	3.29%	1.50%	2.99%

Net investment loss before Incentive Allocation	(0.82)%	(1.14)%	(2.25)%	(1.54)%
Incentive Allocation	(0.41)	(0.49)	(0.09)	(0.31)
Net investment loss after Incentive Allocation	(1.23)%	(1.63)%	(2.34)%	(1.85)%

Total expenses before Incentive Allocation	1.29%	0.57%	1.80%	0.95%
Incentive Allocation	0.41	0.49	0.09	0.31
Total expenses after Incentive Allocation	1.70%	1.06%	1.89%	1.26%

The following is the per unit operating performance calculation for the nine months ended September 30, 2010 and 2009:

	Class 0	Class 2
Per unit operating performance:
Net asset value per unit, December 31, 2008	$132.12	$111.74
Net income:
Net investment loss	(4.99)	(5.98)
Net gain on investments	7.64	6.78
Net income	2.65	0.80
Net asset value per unit, September 30, 2009	$134.77	$112.54

Net asset value per unit, December 31, 2009	$135.56	$112.73
Net income (loss):
Net investment loss	(3.80)	(5.35)
Net gain on investments	5.43	5.32
Net income (loss)	1.63	(0.03)
Net asset value per unit, September 30, 2010	$137.19	$112.70

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

9. Financial Highlights (continued)

The following represents ratios to average members’ capital, excluding the Managing Member, and total return for the nine months ended September 30, 2010 and 2009:

	Class 0		Class 2
	2010	2009	2010	2009

Total return before Incentive Allocation	1.61%	2.50%	0.06%	1.04%
Incentive Allocation	(0.41)	(0.50)	(0.09)	(0.32)
Total return after Incentive Allocation	1.20%	2.00%	(0.03)%	0.72%

Net investment loss before Incentive Allocation	(2.84)%	(3.46)%	(4.87)%	(4.93)%
Incentive Allocation	(0.41)	(0.50)	(0.09)	(0.32)
Net investment loss after Incentive Allocation	(3.25)%	(3.96)%	(4.96)%	(5.25)%

Total expenses before Incentive Allocation	3.84%	3.11%	5.37%	4.57%
Incentive Allocation	0.41	0.50	0.09	0.32
Total expenses after Incentive Allocation	4.25%	3.61%	5.46%	4.89%

Total return is calculated for Class 0 and Class 2 units taken as a whole and has not been annualized. Total return is calculated as the change in total members’ capital, excluding that of the Managing Member, adjusted for subscriptions or redemptions during the year. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Brokerage Fees, Sponsor Fees and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for the Class 0 and Class 2 units taken as a whole and include amounts from GAIT and amounts allocated from Master Funds. The computation of such ratios is based on the amount of net investment loss, total expenses and Incentive Allocation.  Net investment loss and total expense ratios are computed based upon the weighted average of members’ capital of GAIT, excluding that of the Managing Member, for the three and nine months ended September 30, 2010 and 2009.

10.  Subsequent Events

The Fund had subscriptions of approximately $35.0 million and redemptions of approximately $3.8 million through November 15, 2010.  These amounts have not been included in the financial statements.

Index

Graham Alternative Investment Trading II LLC

Statements of Financial Condition

Assets	September 30, 2010 (Unaudited)	December 31, 2009 (Audited)
Cash and cash equivalents	$-	$770
Investment in Graham K4D Trading Ltd., at fair value	8,269,549	3,256,884
Investment in Graham Cash Assets LLC, at fair value	53,439,124	34,112,305
Accrued commission reimbursements	27,128	15,286
Receivable from Graham K4D Trading Ltd.	2	-
Total assets	$61,735,803	$37,385,245

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$320,519	$-
Accrued brokerage fees	141,742	88,838
Accrued advisory fees	101,399	63,502
Accrued sponsor fees	50,700	31,751
Accrued incentive allocation	-	479
Payable to Graham K4D Trading Ltd.	-	343
Total liabilities	614,360	184,913

Members’ capital:
Class 0 Units (374,714.036 and 222,427.212 units issued and outstanding at $98.26 and $100.59 per unit, respectively)	36,819,202	22,373,766
Class 2 Units (254,430.549 and 149,683.130 units issued and outstanding at $95.32 and $99.05 per unit, respectively)	24,251,074	14,826,566
Class M Units (500.000 and 0.000 units issued and outstanding at $102.33 and $0.00 per unit, respectively)	51,167	-
Total members’ capital	61,121,443	37,200,332
Total liabilities and members’ capital	$61,735,803	$37,385,245

See accompanying notes.

Index

Graham Alternative Investment Trading II LLC

Condensed Schedules of Investments

September 30, 2010 (Unaudited)

Unaudited condensed schedule of investments for Graham K4D Trading Ltd.

Description	Principal Amount	Fair Value	Percentage of Net Assets
Graham K4D Trading Ltd.
Long contracts
Futures
U.S. bond		$5,765,314	2.70%
Foreign bond		3,171,287	1.49%
U.S. index		11,745,619	5.50%
Foreign index		(9,271,591)	(4.34)%
Commodity		59,192,780	27.72%
Interest rate		9,544,082	4.47%
Currency		5,293,828	2.48%
Total futures		85,441,319	40.02%

Forwards
Australian Dollar / U.S. Dollar 10/20/10	AUD 469,629,938	14,762,320	6.91%
British Pound / U.S. Dollar 10/20/10	GBP 817,343,862	12,518,080	5.86%
Canadian Dollar / Euro 10/20/10	CAD 550,370,598	(18,245,657)	(8.54)%
Euro / Japanese Yen 10/20/10	EUR 573,094,973	19,051,960	8.92%
Euro / U.S. Dollar 10/20/10	EUR 1,470,469,134	90,970,449	42.61%
Japanese Yen / U.S. Dollar 10/20/10	JPY 134,747,743,600	16,232,195	7.60%
Swiss Franc / U.S. Dollar 10/20/10	CHF 1,382,475,498	28,825,136	13.50%
Other foreign currency		23,655,845	11.08%
Total forwards		187,770,328	87.94%

See accompanying notes.

Index

Graham Alternative Investment Trading II LLC

Condensed Schedules of Investments (continued)

September 30, 2010 (Unaudited)

Unaudited condensed schedule of investments for Graham K4D Trading Ltd.

Description	Principal Amount	Fair Value	Percentage of Net Assets
Graham K4D Trading Ltd. (continued)
Short contracts
Futures
U.S. bond		$(741,000)	(0.35)%
Foreign bond		(665,490)	(0.31)%
U.S. index		(5,955,442)	(2.79)%
Foreign index		1,782,400	0.83%
Commodity		(31,523,672)	(14.76)%
Interest rate		(1,203,356)	(0.56)%
Currency		836,397	0.39%
Total futures		(37,470,163)	(17.55)%

Forwards
British Pound / U.S. Dollar 10/20/10	GBP (809,242,721)	(11,041,291)	(5.17)%
Canadian Dollar / Euro 10/20/10	CAD (576,867,819)	17,827,452	8.35%
Euro / Japanese Yen 10/20/10	EUR (606,318,356)	(24,556,109)	(11.51)%
Euro / U.S. Dollar 10/20/10	EUR (1,352,629,280)	(86,500,240)	(40.51)%
Japanese Yen / U.S. Dollar 10/20/10	JPY (111,949,188,000)	(15,169,475)	(7.10)%
Swiss Franc / U.S. Dollar 10/20/10	CHF (1,171,821,167)	(21,598,191)	(10.12)%
Other foreign currency		(20,693,304)	(9.69)%
Total forwards		(161,731,158)	(75.75)%

Total		$74,010,326	34.66%

See accompanying notes.

Index

Graham Alternative Investment Trading II LLC

Condensed Schedules of Investments (continued)

September 30, 2010 (Unaudited)

Unaudited condensed schedule of investments for Graham Cash Assets LLC

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Graham Cash Assets LLC
Investments in Fixed Income Securities (cost $1,686,686,798)
United States
FDIC Guaranteed Bonds (cost $985,173,744)
Citibank 1.25% - 1.63% due 03/30/11 – 11/15/11	$200,000,000	$200,777,418	7.93%
Citigroup 1.25% - 1.38% due 05/05/11 – 09/22/11	150,000,000	150,526,681	5.95%
Other FDIC Guaranteed Bonds		633,869,645	25.05%
Total FDIC Guaranteed Bonds		985,173,744	38.93%

Government Bonds (cost $701,513,054)
U.S. Treasury 0.88% - 1.50% due 10/31/10 – 09/30/11	700,000,000	701,513,054	27.72%
Total Government Bonds		701,513,054	27.72%

Total Investments in Fixed Income Securities		$1,686,686,798	66.65%

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

See accompanying notes.

Index

Graham Alternative Investment Trading II LLC

Statements of Operations and Managing Member Allocation

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010 (Unaudited)	2009 (Unaudited)	2010 (Unaudited)	2009 (Unaudited)
Net gain allocated from investment in Graham K4D Trading Ltd.:
Net realized (loss) gain on investments	$(323,278)	$1,044,993	$(461,871)	$962,227
Net increase in unrealized appreciation on investments	2,521,920	512,892	1,960,470	401,748
Brokerage commissions and fees	(66,281)	(27,654)	(166,821)	(37,734)
Net gain allocated from investment in Graham K4D Trading Ltd.	2,132,361	1,530,231	1,331,778	1,326,241

Net investment loss allocated from investment in Graham K4D Trading Ltd.	(952)	(1,000)	(4,212)	(1,326)

Investment income:
Interest income	74,832	17,719	195,949	25,370
Other income	66,281	27,689	166,821	37,769
Total investment income	141,113	45,408	362,770	63,139

Expenses:
Brokerage fees	404,584	113,215	1,033,726	163,181
Advisory fees	290,137	72,520	747,087	103,261
Sponsor fees	145,069	36,261	373,544	51,632
Interest and other	2,321	1,025	7,231	2,766
Total expenses	842,111	223,021	2,161,588	320,840
Net investment loss of the Fund	(700,998)	(177,613)	(1,798,818)	(257,701)

Net income (loss)	1,430,411	1,351,618	(471,252)	1,067,214

Incentive allocation	-	(213,390)	-	(213,432)

Net income (loss) available for pro-rata allocation to all members	$1,430,411	$1,138,228	$(471,252)	$853,782

See accompanying notes.

Index

Graham Alternative Investment Trading II LLC

Statements of Changes in Members’ Capital

For the nine months ended September 30, 2010 (unaudited) and 2009 (unaudited)

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, January 4, 2009	–	$–	–	$–	–	$–	$–
Initial subscriptions	2,240.000	224,000	5,750.000	575,000	–	–	799,000
Subscriptions	69,888.379	6,676,000	92,754.061	8,861,697	–	–	15,537,697
Redemptions	–	(103,755)	(500.000)	(158,586)	–	–	(262,341)
Incentive allocation	–	103,755	–	109,677	–	–	213,432
Net income available for pro-rata allocation	–	415,019	–	438,763	–	–	853,782
Members’ capital, September 30, 2009	72,128.379	$7,315,019	98,004.061	$9,826,551	–	$–	$17,141,570

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2009	222,427.212	$22,373,766	149,683.130	$14,826,566	–	$–	$37,200,332
Subscriptions	162,400.604	15,431,662	116,148.901	10,952,416	500.000	50,000	26,434,078
Redemptions	(10,113.780)	(976,087)	(11,401.482)	(1,065,628)	–	–	(2,041,715)
Net (loss) income available for pro-rata allocation	–	(10,139)	–	(462,280)	–	1,167	(471,252)
Members’ capital, September 30, 2010	374,714.036	$36,819,202	254,430.549	$24,251,074	500.000	$51,167	$61,121,443

See accompanying notes.

Index

Graham Alternative Investment Trading II LLC

Statements of Cash Flows

For the nine months ended September 30, 2010 and 2009

	Nine Months Ended September 30,
	2010 (Unaudited)	2009 (Unaudited)
Cash flows used in operating activities
Net (loss) income	$(471,252)	$1,067,214
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Net income allocated from investment in Graham K4D Trading Ltd.	(1,327,566)	(1,324,915)
Net income allocated from investment in Graham Cash Assets LLC	(195,949)	(21,887)
Net income allocated from investment in Graham Cash Assets II LLC	-	(3,483)
Proceeds from sale of investments in Graham K4D Trading Ltd.	30,922,054	5,971,532
Proceeds from sale of investments in Graham Cash Assets LLC	39,547,824	8,453,431
Proceeds from sale of investments in Graham Cash Assets II LLC	-	4,786,414
Investments in Graham K4D Trading Ltd.	(34,607,498)	(7,464,189)
Investments in Graham Cash Assets LLC	(58,678,694)	(23,045,914)
Investments in Graham Cash Assets II LLC	-	(4,782,931)
Changes in assets and liabilities:
Accrued commission reimbursements	(11,842)	(10,385)
Accrued brokerage fees	52,904	45,102
Accrued advisory fees	37,897	28,674
Accrued sponsor fees	18,949	14,337
Accrued incentive allocation	(479)	213,390
Net cash used in operating activities	(24,713,652)	(16,073,610)

Cash flows provided by financing activities
Subscriptions	26,434,078	16,336,697
Redemptions	(1,721,196)	(262,341)
Net cash provided by financing activities	24,712,882	16,074,356

Net (decrease) increase in cash and cash equivalents	(770)	746

Cash and cash equivalents, beginning of period	770	–
Cash and cash equivalents, end of period	$-	$746

See accompanying notes.

Index

Graham Alternative Investment Trading II LLC

Statements of Cash Flows

For the nine months ended September 30, 2010 and 2009

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

Index

Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Amounts included in the financial statements and accompanying notes related to September 30, 2010 and 2009 and the three and nine month periods then ended are unaudited.  Amounts included herein as of December 31, 2009 have been taken from the December 31, 2009 audited financial statements and accompanying notes of GAIT II.

In July 2009, the Financial Accounting Standards Board (“FASB”) issued “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles” (the “Codification”). The Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. All existing accounting standard documents are superseded and all other accounting literature not included in the Codification is considered non-authoritative. The adoption of the Codification does not impact GAIT II’s financial statements except for references made to authoritative accounting literature in the footnotes.

Cash and Cash Equivalents

GAIT II considers cash and cash equivalents to include all highly liquid investments with a maturity of three months or less when acquired. At December 31, 2009, this amount was primarily invested in overnight deposits with major U.S. financial institutions.

Investment in Graham K4D Trading Ltd.

GAIT II invests in K4D Trading which is managed by the Managing Member. This investment is valued in the accompanying statement of financial condition at fair value in accordance with U.S. GAAP. Gains and losses are allocated monthly by K4D Trading to GAIT II based upon GAIT II’s proportionate share of the net assets of K4D Trading and are included in the accompanying statements of operations and managing member allocation.

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

Index

Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Fair Value (continued)

GAIT II reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP.  In accordance with this hierarchy, GAIT II’s investments in K4D Trading and Graham Cash Assets LLC (“GCA”) have been classified as Level 2 valuations based on the release of ASU 2009-12 in December 2009. As of September 30, 2010 and December 31, 2009, neither K4D Trading nor GCA held any Level 3 investments.

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

Index

Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)

3. Investment in Graham K4D Trading Ltd.

As of September 30, 2010 and December 31, 2009, GAIT II invested in K4D Trading, a master trading vehicle also managed by the Managing Manager. GAIT II’s investment in K4D Trading, as well as its investment objective, is summarized below.  K4D Trading and GAIT II are related parties.   K4D Trading does not charge any management or incentive fees, and offers monthly subscriptions and redemptions.

September 30, 2010
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (three months then ended)	Net Income (nine months then ended)

Graham K4D Trading Ltd. (a)	13.53%	$8,269,549	$2,131,409	$1,327,566
	13.53%	$8,269,549	$2,131,409	$1,327,566

(a) – Systematic macro

December 31, 2009
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (twelve months then ended)

Graham K4D Trading Ltd. (a)	8.75%	$3,256,884	$1,203,633
	8.75%	$3,256,884	$1,203,633

(a) – Systematic macro

Index

Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)

3. Investment in Graham K4D Trading Ltd. (continued)

The following table summarizes the financial position of K4D Trading as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Assets:
Cash and cash equivalents	$-	$425
Due from brokers	140,608,437	99,865,289
Derivative financial instruments, at fair value	74,010,326	17,929,174
Subscriptions receivable	-	4,331
Interest receivable	11,929	293
Total assets	214,630,692	117,799,512

Liabilities:
Due to brokers	1,113,899	-
Redemptions payable	-	4,331
Total liabilities	1,113,899	4,331
Net assets	$213,516,793	$117,795,181

Percentage of Master Fund held by the Fund	3.87%	2.76%

The following table summarizes the results of operations of K4D Trading for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net investment loss	$(25,302)	$(87,844)	$(127,018)	$(169,463)

Net realized (loss) gain on investments	(9,520,923)	71,311,018	(31,318,993)	(120,649)
Net increase in appreciation on investments	68,863,324	62,612,060	54,268,614	38,270,144
Brokerage commissions and fees	(1,766,962)	(2,462,705)	(4,773,158)	(5,377,799)
Net gain on investments	57,575,439	131,460,373	18,176,463	32,771,696
Net income	$57,550,137	$131,372,529	$18,049,445	$32,602,233

Index

Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)

3. Investment in Graham K4D Trading Ltd. (continued)

The following table shows the fair value classification of each investment type for K4D Trading as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Long Contracts
Level 1:
U.S. bond futures	$5,765,314	$(4,526,734)
Foreign bond futures	3,171,287	(6,607,015)
U.S. index futures	11,745,619	5,331,432
Foreign index futures	(9,271,591)	8,908,434
Commodity futures	59,192,780	35,170,316
Interest rate futures	9,544,082	(8,722,161)
Currency futures	5,293,828	355,993
Total Level 1	85,441,319	29,910,265

Level 2:
Foreign currency forwards	187,770,328	(8,957,388)
Total Level 2	187,770,328	(8,957,388)
Total long contracts	$273,211,647	$20,952,877

Short Contracts
Level 1:
U.S. bond futures	$(741,000)	$1,217,531
Foreign bond futures	(665,490)	2,267,786
U.S. index futures	(5,955,442)	(2,810,098)
Foreign index futures	1,782,400	(3,726,222)
Commodity futures	(31,523,672)	(14,721,246)
Interest rate futures	(1,203,356)	2,493,009
Currency futures	836,397	(32,595)
Total Level 1	(37,470,163)	(15,311,835)

Level 2:
Foreign currency forwards	(161,731,158)	12,288,132
Total Level 2	(161,731,158)	12,288,132
Total short contracts	$(199,201,321)	$(3,023,703)

Index

Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)

3. Investment in Graham K4D Trading Ltd. (continued)

The following table displays the notional exposure and fair value of derivative contracts held by K4D Trading based on their notional amounts and number of contracts at September 30, 2010 categorized by primary underlying risk.  Derivative assets and liability balances are presented on a gross basis, prior to the application of counterparty netting.

	Graham K4D Trading Ltd.
	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities

Commodity price
Futures	$1,345,520,996	19,414	$(895,262,752)	(12,218)	$68,402,092	$(40,732,984)
	1,345,520,996	19,414	(895,262,752)	(12,218)	68,402,092	(40,732,984)

Equity price
Futures	5,039,857,338	28,532	(4,564,577,226)	(7,718)	15,550,380	(17,249,394)
	5,039,857,338	28,532	(4,564,577,226)	(7,718)	15,550,380	(17,249,394)

Foreign currency exchange rate
Futures	345,036,482	2,896	(261,914,652)	(2,753)	10,074,934	(3,944,709)
Forwards	121,082,211,007	-	(18,849,043,891)	-	63,198,490	(37,159,320)
	121,427,247,489	2,896	(19,110,958,543)	(2,753)	73,273,424	(41,104,029)

Interest rate
Futures	44,152,023,654	45,196	(21,502,689,049)	(22,885)	25,373,716	(9,502,879)
	44,152,023,654	45,196	(21,502,689,049)	(22,885)	25,373,716	(9,502,879)
Total	$171,964,649,477	96,038	$(46,073,487,570)	(45,574)	$182,599,612	$(108,589,286)

Collateral balances supporting all derivative positions						$139,494,538

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

Index

Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)

3. Investments in Graham K4D Trading Ltd. (continued)

The following table shows the realized and unrealized gains and losses on all financial instruments held by the Master Fund reported in net gain on investments in its statement of operations segregated by primary underlying risk and contract type for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Commodity price
Futures	$23,090,803	$24,463,206	$(50,844,752)	$(10,723,803)
	23,090,803	24,463,206	(50,844,752)	(10,723,803)

Equity price
Futures	(31,259,994)	112,121,801	(92,929,632)	59,945,342
	(31,259,994)	112,121,801	(92,929,632)	59,945,342

Foreign currency exchange rate
Futures	979,360	223,969	4,090,176	(2,362,228)
Forwards	22,931,616	20,247,415	13,713,340	25,212,981
	23,910,976	20,471,384	17,803,516	22,850,753

Interest rate
Futures	43,600,616	(23,133,313)	148,920,489	(33,922,797)
	43,600,616	(23,133,313)	148,920,489	(33,922,797)
Total	$59,342,401	$133,923,078	$22,949,621	$38,149,495

Index

Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)

4. Graham Cash Assets LLC

GAIT II invests a portion of its excess liquidity in GCA, an entity for which the Manager is also the sole investment advisor. GCA commenced operations on June 22, 2005 and was formed as a Delaware Limited Liability Company for the purpose of consolidating investment activity of multiple funds managed by the Manager. Its objective is to preserve capital while enhancing return on cash balances and providing daily liquidity. It invests in debt obligations guaranteed by the U.S. federal government, which range in maturity from three to thirty months. GCA also maintains cash and cash equivalents on deposit with major U.S. institutions. GAIT II’s investment in GCA is valued in the accompanying statement of financial condition at fair value in accordance with U.S. GAAP. GAIT II records its proportionate share of GCA’s investment income and expenses on a monthly basis. For the three months ended September 30, 2010, the total amount recognized by GAIT II with respect to its investment in GCA was $74,832.  For the nine months ended September 30, 2010, the total amount recognized by GAIT II with respect to its investment in GCA was $195,949. For the three months ended September 30, 2009, the total amount recognized by GAIT II with respect to its investment in GCA was $17,719. For the nine months ended September 30, 2009, the total amount recognized by GAIT II with respect to its investment in GCA was $21,887. These amounts are included in interest income in the statements of operations and managing member allocation. At September 30, 2010 and December 31, 2009, GAIT II owned approximately 2.11% and 1.78%, respectively, of GCA. The following table summarizes the financial position of GCA as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Assets:
Cash and cash equivalents	$837,774,778	$485,846,462
Investments in fixed income securities	1,686,686,798	1,421,913,802
Redemptions receivable	-	-
Accrued interest income	6,204,285	4,848,122
Total assets	2,530,665,861	1,912,608,386

Liabilities:
Other payables	20,000	-
Total liabilities	20,000	-
Members’ capital	$2,530,645,861	$1,912,608,386

The following table summarizes the results of operations of GCA for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Investment income
Interest income	$3,507,896	$2,302,499	$9,167,607	$4,231,267
Net investment income	3,507,896	2,302,499	9,167,607	4,231,267
Net income	$3,507,896	$2,302,499	$9,167,607	$4,231,267

Index

Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

GCA reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP.  The following table shows the fair value classification of each investment type held by GCA as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Long positions
Level 2:
Fixed income securities
FDIC Guaranteed Bonds	$985,173,744	$667,900,290
Government Bonds	701,513,054	754,013,512
Fixed income securities	1,686,686,798	1,421,913,802
Total Level 2	1,686,686,798	1,421,913,802
Total long positions	$1,686,686,798	$1,421,913,802

5. Capital Accounts

GAIT II offers Class 0 Units and Class 2 Units (collectively, the “Units”). GAIT II may issue additional classes in the future subject to different fees, expenses or other terms, or to invest in other investment programs or combinations of investment programs managed by the Manager. GAIT II also has Management Units (“Class M units”) which are solely for the investment of the Manager.

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

Subscriptions

Units may be purchased at a price equal to the Net Asset Value per Unit of the relevant Class as of the immediately preceding Valuation Day, as defined in the LLC Agreement. There is no minimum subscription amount.

Redemptions

Units are not subject to any minimum holding period. Members may redeem Units at the Net Asset Value thereof as of the last business day of each month upon not less than three business days’ prior written notice to the administrator.

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

Index

Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)

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

8. Related Party Transactions

The Manager, due to its relationship with its affiliates, may enter into certain related party transactions.

9. Financial Highlights

The following is the per unit operating performance calculation for the three months ended September 30, 2010 and 2009:

	Class 0	Class 2
Per unit operating performance:
Initial net asset value per unit, June 30, 2009	$93.58	$92.63
Net income:
Net investment loss	(1.32)	(1.80)
Net gain on investments	9.16	9.44
Net income	7.84	7.64
Net asset value per unit, September 30, 2009	$101.42	$100.27

Net asset value per unit, June 30, 2010	$95.72	$93.33
Net income:
Net investment loss	(1.14)	(0.25)
Net gain on investments	3.68	2.24
Net income	2.54	1.99
Net asset value per unit, September 30, 2010	$98.26	$95.32

Index

Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)

9. Financial Highlights (continued)

The following represents ratios to average members’ capital, excluding the Managing Member, and total return for the three months ended September 30, 2010 and 2009:

	Class 0		Class 2
	2010	2009	2010	2009

Total return before Incentive Allocation	2.52%	11.48%	2.00%	10.42%
Incentive Allocation	0.00	(3.64)	0.00	(2.78)
Total return after Incentive Allocation	2.52%	7.84%	2.00%	7.64%

Net investment loss before Incentive Allocation	(1.18)%	(1.63)%	(1.72)%	(2.13)%
Incentive Allocation	0.00	(3.64)	0.00	(2.78)
Net investment loss after Incentive Allocation	(1.18)%	(5.27)%	(1.72)%	(4.91)%

Total expenses before Incentive Allocation	1.30%	0.76%	1.82%	1.26%
Incentive Allocation	0.00	3.64	0.00	2.78
Total expenses after Incentive Allocation	1.30%	4.40%	1.82%	4.04%

The following is the per unit operating performance calculation for the nine months ended September 30, 2010 and 2009:

	Class 0	Class 2
Per unit operating performance:
Initial net asset value per unit, January 4, 2009	$100.00	$100.00
Net income:
Net investment loss	(3.73)	(5.16)
Net gain on investments	5.15	5.43
Net income	1.42	0.27
Net asset value per unit, September 30, 2009	$101.42	$100.27

Net asset value per unit, December 31, 2009	$100.59	$99.05
Net loss:
Net investment loss	(3.41)	(4.77)
Net gain on investments	1.08	1.04
Net loss	(2.33)	(3.73)
Net asset value per unit, September 30, 2010	$98.26	$95.32

Index

Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)

9. Financial Highlights (continued)

The following represents ratios to average members’ capital, excluding the Managing Member, and total return for the nine months ended September 30, 2010 and 2009:

	Class 0		Class 2
	2010	2009	2010	2009

Total return before Incentive Allocation	(2.32)%	5.06%	(3.77)%	3.05%
Incentive Allocation	0.00	(3.64)	0.00	(2.78)
Total return after Incentive Allocation	(2.32)%	1.42%	(3.77)%	0.27%

Net investment loss before Incentive Allocation	(3.55)%	(3.80)%	(5.11)%	(5.32)%
Incentive Allocation	0.00	(3.64)	0.00	(2.78)
Net investment loss after Incentive Allocation	(3.55)%	(7.44)%	(5.11)%	(8.10)%

Total expenses before Incentive Allocation	3.88%	3.26%	5.43%	4.79%
Incentive Allocation	0.00	3.64	0.00	2.78
Total expenses after Incentive Allocation	3.88%	6.90%	5.43%	7.57%

Total return is calculated for Class 0 and Class 2 units taken as a whole and has not been annualized. Total return is calculated as the change in total members’ capital, excluding that of the Managing Member, adjusted for subscriptions or redemptions during the year. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Brokerage Fees, Sponsor Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for the Class 0 and Class 2 units taken as a whole and include amounts from GAIT II and amounts allocated from the Master Fund. The computation of such ratios is based on the amount of net investment loss, expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of members’ capital of GAIT II, excluding that of the Managing Member, for the three and nine months ended September 30, 2010 and 2009.

10. Subsequent Events

The Fund had subscriptions of approximately $2.4 million and redemptions of approximately $0.6 million through November 15, 2010.  These amounts have not been included in the financial statements.

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

Independent Registered Public Accounting Firm
Ernst & Young LLP 300 First Stamford Place Stamford, CT 06902 U.S.A.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Item 1: Financial Statements”.  The information contained therein is essential to, and should be read in conjunction with, the following analysis.  The Fund does not engage in the sale of goods or services.  The Fund’s capital consists of capital contributions of the Members, as increased or decreased by gains and losses from its investments in the Master Funds, interest, expenses and redemptions.  Its only assets are its investments in the Master Funds.  The Master Funds do not engage in the sale of goods or services.  Their assets are comprised of the equity in their accounts with clearing brokers and OTC counterparties, in each case consisting of cash, open trade equity on derivatives and the net option premium paid or received. In the case of Graham Cash Assets LLC, the assets consist of investments in debt obligations guaranteed by the U.S. federal government, as well as cash and cash equivalents.

For the three months ended September 30, 2010 the Fund’s net asset value increased by $20,654,836 or 15.9%.  This increase was attributable to a $16,077,978 or 12.4% net increase in the Blended Strategies Portfolio and a $4,576,858 or 3.5% net increase in the Systematic Strategies Portfolio.  The net increase in the Blended Strategies Portfolio was attributable to total subscriptions of $15,340,558 or 11.8% and net income of $2,221,842 or 1.7% partially offset by redemptions totaling $1,484,422 or -1.1%, for the period.  The net increase in the Systematic Strategies Portfolio was attributable to total subscriptions of $4,338,066 or 3.3% and net income of $438,339 or 0.3% partially offset by redemptions totaling $199,547 or -0.1%, for the period.

For the three months ended September 30, 2009 the Fund’s net asset value increased by $13,183,024 or 17.2%.  This increase was attributable to a $9,119,920 or 11.9% net increase in the Blended Strategies Portfolio and a $4,063,104 or 5.3% net increase in the Systematic Strategies Portfolio. The net increase in the Blended Strategies Portfolio was attributable to total subscriptions of $19,210,632 or 25.1% and net income of $2,663,252 or 3.5% partially offset by redemptions totaling $12,753,964 or -16.7%, for the period. The net increase in the Systematic Strategies Portfolio was attributable to total subscriptions of $3,775,499 or 4.9% and net income of $287,605 or 0.4%, for the period.

For the nine months ended September 30, 2010 the Fund’s net asset value increased by $39,095,963 or 35.0%.  This increase was attributable to a $27,869,325 or 24.9% net increase in the Blended Strategies Portfolio and a $11,226,638 or 10.1% net increase in the Systematic Strategies Portfolio.  The net increase in the Blended Strategies Portfolio was attributable to total subscriptions of $32,050,876 or 28.7% and net income of $1,568,547 or 1.4% partially offset by redemptions totaling $5,750,098 or -5.2%, for the period.  The net increase in the Systematic Strategies Portfolio was attributable to total subscriptions of $11,583,834 or 10.4% and net income of $180,075 or 0.2% partially offset by redemptions totaling $537,271 or -0.5%, for the period.

For the nine months ended September 30, 2009 the Fund’s net asset value increased by $9,863,376 or 12.3%.  This increase was attributable to a $5,676,176 or 7.1% net increase in the Blended Strategies Portfolio and a $4,187,200 or 5.2% net increase in the Systematic Strategies Portfolio. The net increase in the Blended Strategies Portfolio was attributable to total subscriptions of $30,105,013 or 37.7% and net income of $1,467,463 or 1.8% partially offset by redemptions totaling $25,896,300 or -32.4%, for the period. The net increase in the Systematic Strategies Portfolio was attributable to total subscriptions of $3,905,499 or 4.9% and net income of $281,701 or 0.3%, for the period.

Index

(i)          Results of Operations

The Fund’s success depends primarily upon the Manager’s ability to recognize and capitalize on market trends in the different and varied sectors of the global financial markets in which it trades.

Blended Strategies Portfolio

2010 Summary

For the three months ended September 30, 2010, the portfolio experienced net trading gains of $3,994,406 attributable to the following sectors:

Agriculture	$(285,354)
Energy	(102,496)
Foreign exchange	1,398,681
Interest rates	2,822,852
Metals	1,355,333
Softs	319,270
Stock index	(1,513,880)
$3,994,406

The U.S. dollar’s continued depreciation on the back of growing expectations for quantitative easing and the appreciation of commodity currencies especially those with ties to gold, notably Australian dollar, Canadian dollar and South African rand, contributed to significant gains in foreign currency trading.  The expectation of quantitative easing and the Federal Reserve’s anticipated, and later in the quarter confirmed, accommodative monetary policy stance led to gains in short term interest rate trading.   Gains were also recognized in European interest rates as a weakened global growth outlook drove investors to flock to the safety of government securities during the quarter lowering yields which benefitted the portfolio.  The portfolio was able to benefit from the rise in prices in global metals driven by both economic growth concerns, especially in gold which crept closer to its all time high prices, as well as in base metals where a favorable outlook in industrial activity and increased demand from China led to gains.  Trading results in commodities were mixed throughout the quarter as trends coming into the quarter reversed in the early part of the quarter as projections for harvests in some of the staple crops turned below initial expectations and prices were additionally affected by economic growth sentiment while other markets continued to follow trends leading to overall gains in softs and losses in agriculture.  Trading in energy was mixed as gains in calendar spread positions in crude oil and heating oil generated profits which were offset by losses on outright positions, most notably natural gas as the energy markets exhibited volatile price swings throughout the period.  Trading in stock indices generated losses during the period as the markets exhibited significant volatility predominantly in U.S. and European markets with a sharp rally in July followed by a sell off in August on the back of economic growth concerns reversing again in September, as an appetite for risk reappeared.

Brokerage, Advisory and Sponsor Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund.  Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the three months ended September 30, 2010, Brokerage Fees increased by $243,526 or 49.3%, Advisory Fees increased by $218,496 or 52.2% and Sponsor Fees increased by $109,248 or 52.2% in the Blended Strategies Portfolio over the corresponding period of the preceding year.   These increases are all attributable to higher net assets of the portfolio resulting from subscriptions and a net gain for the period,  partially offset by redemptions. During the same period interest income increased by $161,505 or 99.4% predominantly due to the increase in net assets discussed above.  Interest was earned on free cash at an average annualized yield of 0.61% for the three months ended September 30, 2010 compared to 0.62% for the same period in 2009.

Index

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio.  For the three months ended September 30, 2010, the Incentive Allocation increased by $4,436, or 1.1%, when compared to the same period of 2009.  This was the result of a higher net gain before incentive allocation for the three months ended September 30, 2010 when compared to 2009.

For the nine months ended September 30, 2010, the Blended Strategies Portfolio experienced net trading gains of $5,710,573 attributable to the following sectors:

Agriculture	$(369,367)
Energy	(1,571,158)
Foreign exchange	3,486,377
Interest rates	7,854,651
Metals	525,778
Softs	(399,533)
Stock index	(3,816,175)
$5,710,573

The portfolio experienced overall gains this year as economic concerns ebbed and flowed creating significant volatility in most markets.  Consistent gains were posted in interest rates as beginning of the year concerns about Greece and the European Union as well as the efforts of the U.S. Federal Reserve to be accommodative and stimulate growth, led to a general trend towards flatter yield curves throughout the year in the U.S. and Europe.  The portfolio was able to generate gains in foreign currency during high volatility as early year concerns about Greece, Portugal, Ireland and Spain led to declines in the Euro versus the U.S. dollar in the early part of the year only to reverse more recently as the Federal Reserve’s continued efforts to stimulate growth coupled with a more stable outlook for Europe has driven a devaluation of the dollar versus the Euro and Japanese yen.  The portfolio was able to generate gains in trading in many of the major commodity currencies such as Australian dollar and Canadian dollar as these strengthened  against the U.S. dollar on the heels of the increase in value of gold throughout the year.  Trading in commodities generated mixed results for the year, as many commodities alternated between trading highly correlated to the U.S. dollar to trading on fundamental news creating several instances of abrupt price reversals throughout the year leading to overall losses with one standout being gains in gold which crept towards all time price highs in the third quarter.  Trading in energy generated losses as dramatic price movements predominantly in the second quarter moved against the portfolio’s positions notably in crude and natural gas as the uneasiness in the markets about the global growth potential, exacerbated by the May “flash crash” in U.S. stock markets, triggered a flight to quality and adverse price moves for the portfolio.  Losses in energies were partially offset by gains in calendar spread positions in crude oil and heating oil.  Trading in stock indices generated losses during the year as the gyrations in economic sentiment resulted in, at times, abrupt volatility in the major European and U.S. stock markets highlighted by the May “flash crash”.

For the nine months ended September 30, 2010, Brokerage Fees increased by $607,016 or 42.8%, Advisory Fees increased by $522,539 or 42.9% and Sponsor Fees increased by $261,271 or 42.9% in the Blended Strategies Portfolio over the corresponding period of the preceding year.  These increases are all attributable to higher net assets of the portfolio resulting from subscriptions and a net gain for the period, partially offset by redemptions. During the same period interest income increased by $501,347 or 119.2% predominantly due to the increase in net assets discussed above.  Interest was earned on free cash at an average annualized yield of 0.61% for the nine months ended September 30, 2010 compared to 0.60% for the same period in 2009.

For the nine months ended September 30, 2010, the Incentive Allocation decreased by $1,828 or    -0.5%, in the portfolio over the corresponding period of the preceding year due to lower net gain before incentive allocation partially offset by an increase in interest income.

Index

The following table illustrates the sector distribution of the Blended Strategies Portfolio’s investments in Master Funds as of September 30, 2010 based on the fair value of the underlying assets and liabilities in each master fund including both long and short positions.  Positive percentages represent net assets whereas negative percentages represent a net liability.

Agriculture	7.6%
Energy	11.7%
Foreign exchange	81.9%
Interest rates	47.3%
Metals	(48.7%)
Softs	1.8%
Stock index	(1.6%)
100.0%

2009 Summary

For the three months ended September 30, 2009, the Blended Strategies Portfolio experienced net trading gains of $4,017,164 attributable to the following sectors:

Agriculture	$201,999
Energy	(623,471)
Foreign exchange	202,217
Interest rates	(267,772)
Metals	525,774
Softs	558,482
Stock index	3,419,935
$4,017,164

The portfolio recorded gains in the quarter as global stock indices began an upward trend in July based on positive economic news and continued to rise steadily throughout the quarter.  Gains were also recognized in commodity markets such as metals and softs led by gains in sugar which reached all time highs during the quarter.  These gains were partially offset by losses in the energy markets where the portfolio experienced some losses in crude oil as price volatility increased driven by weak demand data and geopolitical tension.  This was also evidenced in natural gas which experienced some weakness in the beginning of the quarter then sharply reversed in the last month of the quarter resulting in losses.  The portfolio also experienced losses in interest rates as gains in short term interest rates were offset by losses in the longer end of the curve led by losses in European interest rate markets.

Index

For the nine months ended September 30, 2009, the Blended Strategies Portfolio experienced net trading gains of $4,701,317 attributable to the following sectors:

Agriculture	$(15,969)
Energy	(549,711)
Foreign exchange	1,580,311
Interest rates	(204,447)
Metals	241,478
Softs	394,199
Stock index	3,255,456
$4,701,317

The portfolio experienced volatility throughout the first nine months of the year as macro trends appeared and reversed significantly resulting in mixed results in several sectors.  The portfolio recorded overall gains in stock indices as global equity prices plummeted in the first portion of the first quarter on the heels of heightened recessionary fears. This situation persisted into mid March when earning reports from large U.S. financials as well as the prospect of further stimulus funds to be released, sparked a global stock market rally.  The general upward trend in the equity markets persisted through the third quarter.   The portfolio was able to recoup losses in its short stock positions when the turnaround began by reversing its position in late March and benefitting from the continued upward trend in indices.  The portfolio posted gains in currency trading in each quarter despite the volatility in the markets.  The U.S. dollar strengthened throughout the first part of the year as stock markets weakened on recessionary fears only to reverse course and weaken as the stock market gained momentum through the summer.  The discretionary portion of the portfolio was able to take advantage in short term trading opportunities while the systematic portion was able to post gains on longer term trends in the currency markets.  The portfolio was able to recognize gains in several commodities markets as trends developed in the later portion of the year, notably, sugar rising to an all time high in the third quarter as well as increasing prices in base metals in the third quarter. These gains were offset by losses experienced in energy and interest rates.  The energy markets began the year with some weakness following the recessionary concerns of the markets, as well as the U.S. dollar strength.  This trend abruptly reversed late in the first quarter as the U.S. dollar weakened and global stock market gains provided increased abatement of the recessionary concerns.  The scenario repeated itself late in the third quarter as weakness in natural gas abruptly reversed late in the quarter resulting in losses for the portfolio.  The portfolio posted losses in interest rates overall with mixed results throughout the year as the changing sentiment on the economies of both the U.S. and Europe led to yield curve compression and expansion during the year.

Index

The following table illustrates the sector distribution of the Blended Strategies Portfolio’s investments in Master Funds as of December 31, 2009 based on the fair value of the underlying assets and liabilities in each master fund including both long and short positions.  Positive percentages represent net assets whereas negative percentages represent a net liability.

Agriculture	3.1%
Energy	6.4%
Foreign exchange	42.1%
Interest rates	(39.1%)
Metals	54.5%
Softs	23.2%
Stock index	9.8%
100.0%

Systematic Strategies Portfolio

2010 Summary

For the three months ended September 30, 2010, the Systematic Strategies Portfolio experienced net trading gains of $637,191 attributable to the following sectors:

Agriculture	$(19,175)
Energy	(70,415)
Foreign exchange	301,988
Interest rates	429,225
Metals	259,330
Softs	79,870
Stock index	(343,632)
$637,191

The U.S. dollar’s continued depreciation on the back of growing expectations for quantitative easing contributed to significant gains in foreign currency trading.  The expectation of quantitative easing coupled with a weakened global growth outlook, which drove investors toward the safety of government securities during the quarter, also generated gains in interest rate trading.  The portfolio was able to benefit from the rise in prices in global metals driven by both economic growth concerns especially in gold which crept closer to its all time high prices as well as in base metals where a favorable outlook in industrial activity and increased demand from China led to gains.  Trading results in commodities were mixed throughout the quarter as trends coming into the quarter reversed in the early part of the quarter as projections for harvests in some of the staple crops turned below initial expectations and prices were additionally affected by economic growth sentiment while other markets continued to follow trends leading to overall gains in softs and losses in agriculture and energies.  Trading in stock indices generated losses during the period as the markets exhibited significant volatility predominantly in U.S. and European markets with a sharp rally in July followed by a sell off in August on the back of economic growth concerns reversing again in September, as an appetite for risk reappeared.

Brokerage, Advisory and Sponsor Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund.  Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value, which are discussed in detail herein.

Index

For the three months ended September 30, 2010, Brokerage Fees increased by $89,946 or 385.1%, Advisory Fees increased by $66,872 or 363.0% and Sponsor Fees increased by $33,437 or 363.0% in the Blended Strategies Portfolio over the corresponding period of the preceding year.   These increases are all attributable to higher net assets of the portfolio resulting from subscriptions and a net gain for the period, partially offset by redemptions. During the same period interest income increased by $36,383 or 543.0% predominantly due to the increase in net assets discussed above.  Interest was earned on free cash at an average annualized yield of 0.61% for the three months ended September 30, 2010 compared to 0.62% for the same period in 2009.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio for the period. For the three months ended September 30, 2010 there was no Incentive Allocation earned despite the portfolio’s profitability, due to the loss carryforward at the beginning of the quarter.

For the nine months ended September 30, 2010, the Systematic Strategies Portfolio experienced net trading gains of $638,742 attributable to the following sectors:

Agriculture	$(86,423)
Energy	(623,029)
Foreign exchange	405,624
Interest rates	2,382,631
Metals	174,828
Softs	(185,086)
Stock index	(1,429,803)
$638,742

The portfolio experienced overall gains this year as economic concerns ebbed and flowed creating significant volatility in most markets.  Consistent gains were posted in interest rates as beginning of the year concerns about Greece and the European Union as well as the efforts of the U.S. Federal Reserve to be accommodative and stimulate growth, led to a general trend in lower yields throughout the year in both the U.S. and Europe.  The portfolio was able to generate gains in foreign currency during high volatility as early year concerns about Greece, Portugal, Ireland and Spain led to declines in the Euro against the U.S. dollar early in the year.  This trend later reversed as the Federal Reserve’s continued efforts to stimulate growth, coupled with a more stable outlook for Europe, has driven a devaluation of the U.S. dollar versus the Euro and Japanese yen as well as several other more commodity linked currencies such as the Australian dollar.  Trading in commodities generated mixed results for the year as many commodities alternated between trading highly correlated to the U.S. dollar and trading on fundamental news creating several instances of abrupt price reversals throughout the year leading to overall losses, with one exception being gold which crept towards all time price highs in the third quarter.  Trading in energy generated losses as dramatic price movements predominantly in the second quarter moved against the portfolio positions notably in crude and natural gas as the uneasiness in the markets about the global growth potential exacerbated by the May “flash crash” in U.S. stock markets triggered a flight to quality and adverse price moves for the portfolio.  Trading in stock indices generated losses during the year as the gyrations in economic sentiment resulted in, at times, abrupt volatility in the major European and U.S. stock markets highlighted by the May “flash crash”.

For the nine months ended September 30, 2010, Brokerage Fees increased by $237,299 or 996.8%, Advisory Fees increased by $179,557 or 959.6% and Sponsor Fees increased by $89,779 or 959.6% in the Systematic Strategies Portfolio over the corresponding period of the preceding year.  These increases are all attributable to higher net assets of the portfolio resulting from subscriptions and a net gain for the period, partially offset by redemptions. During the same period interest income increased by $95,091 or 1,405.2% predominantly due to the increase in net assets discussed above.  Interest was earned on free cash at an average annualized yield of 0.61% for the nine months ended September 30, 2010 compared to 0.60% for the same period in 2009.

Index

For the nine months ended September 30, 2010, there was no incentive allocation due to the portfolio’s lack of year to date profitability.

The following table illustrates the sector distribution of the Systematic Strategies Portfolio’s investments in Master Funds as of September 30, 2010 based on the fair value of the underlying assets and liabilities in each master fund including both long and short positions.  Positive percentages represent net assets whereas negative percentages represent a net liability.

Agriculture	4.0%
Energy	7.5%
Foreign exchange	43.5%
Interest rates	21.4%
Metals	25.1%
Softs	0.8%
Stock index	(2.3%)
100.0%

2009 Summary

For the three months ended September 30, 2009, the Systematic Strategies Portfolio experienced net trading gains of $389,063 attributable to the following sectors:

Agriculture	$21,511
Energy	(53,726)
Foreign exchange	65,198
Interest rates	(65,345)
Metals	46,988
Softs	54,550
Stock index	319,887
$389,063
The portfolio recorded gains in the quarter in U.S. and European stock indices as U.S. jobless claims improved during July and positive second quarter earnings in the finance and technology sector above estimates helped spur a rally.  Despite volatility in the markets during the quarter, the portfolio was able to post consistent gains in U.S. equities.  Similarly in Europe and UK equities, strong retail sales reports early in the quarter pushed European stock indices higher and the rally gained momentum behind the dovish interest rate environment in the UK and Europe as well as signs of budding growth on the continent.  Gains were also recognized in currency trading as general U.S. dollar weakness prevailed during the quarter providing opportunity for gains against many currencies.  Positive returns were also registered in commodities including softs, metals and agriculture markets most notably in sugar which hit an all time high during the quarter as well as in base metals which also experienced increased prices.  Gains were offset with losses in interest rates and energies as the dovish interest rate environment led to losses on European interest rate trades and a late quarter rally in natural gas which reversed its course from long standing weakness.

Index

For the nine months ended September 30, 2009, the Systematic Strategies Portfolio experienced net trading gains of $383,905 attributable to the following sectors:

Agriculture	$19,474
Energy	(77,807)
Foreign exchange	84,543
Interest rates	(91,117)
Metals	44,636
Softs	52,787
Stock index	351,389
$383,905

The portfolio experienced volatility throughout the first nine months of the year as macro trends appeared and reversed significantly this year resulting in mixed results in several sectors.  The portfolio recorded overall gains in stock indices as global equity prices plummeted in the first portion of the first quarter on the heels of heightened recessionary fears. This situation persisted into mid March when earnings reports from large U.S. financials as well as the prospect of further stimulus funds to be released sparked a global stock market rally.  The general upward trend in the equity markets persisted through the third quarter.   The portfolio was able to recoup losses in its short stock positions when the turnaround began by reversing its position in late March and benefitting from the continued upward trend in indices.  Similar volatility was experienced in currency trading as the U.S. dollar strengthened in the first part of the year and the stock markets weakened, only to reverse course and weaken as the stock markets gained momentum in the second part of the year.  The portfolio was able to post overall gains in its currency trading as it was able to profit in both environments.  The portfolio was able to recognize gains in several commodities markets as trends developed in the later portion of the year, notably sugar rising to an all time high in the third quarter as well as increasing prices in base metals in the third quarter.  These gains were offset by losses experienced in energy and interest rates.  The energy markets began the year with some weakness following the recessionary concerns of the markets as well as the U.S. dollar strength.  This trend abruptly reversed late in the first quarter as the U.S. dollar weakened and global stock market gains provided increased abatement of the recessionary concerns.  The scenario repeated itself late in the third quarter as weakness in natural gas abruptly reversed late in the quarter resulting in losses for the portfolio.  Losses in interest rates were recognized on the reversal of sentiment as well as safe haven buying which led to gains in the beginning of the first quarter reversed late in the first quarter affecting the portfolios performance.  This occurred again late in the second quarter and into the third quarter as strong selling in the short end of the yield curve on the back of smaller than expected May U.S. payrolls data led to losses for the portfolio.

The following table illustrates the sector distribution of the Systematic Strategies Portfolio’s investments in Master Funds as of December 31, 2009 based on the fair value of the underlying assets and liabilities in each master fund including both long and short positions.  Positive percentages represent net assets whereas negative percentages represent a net liability.

Agriculture	10.2%
Energy	19.5%
Foreign exchange	49.3%
Interest rates	(76.9%)
Metals	60.9%
Softs	23.5%
Stock index	13.5%
100.0%

Index

Variables Affecting Performance

The Fund’s performance is affected by net profitability resulting from the trading operations of the Master Funds, the fees charged by the Fund, and interest income earned on cash and cash equivalents.   The Master Funds acquire and liquidate long and short positions in futures contracts, forwards contracts, spot currency contracts and associated derivative instruments such as options and swaps.  These instruments are carried at fair value, which is heavily influenced by a wide variety of factors including but not limited to, the level and volatility of exchange rates, interest rates, equity prices, and commodity prices as well as global macro political events.  These factors generate market movements affecting the fair value of these instruments and in turn the net gains and losses allocated from the Master Funds.

Brokerage, Advisory and Sponsor Fees are calculated based on a percentage of the Fund’s net asset value.  Changes in the net assets of the Fund resulting from subscriptions, redemptions, interest and trading profits allocated from the Master Funds can therefore have a material impact in the fee expense of the Fund.

A portion of the assets of the Fund is held in cash and cash equivalents.  Changes in the net assets of the Fund as well as changes in the interest rates earned on these investments can have a material impact on interest income earned.

(ii)           Liquidity

A portion of the Fund’s assets is generally held as cash or cash equivalents, which are used to margin the Fund’s investments.  It is expected that the average margin the Fund will be required to post to support the Fund’s trading may range between 10% and 30% of the Fund’s total assets, which will be segregated or secured by the futures brokers in accordance with the CEA and with CFTC regulations or be maintained on deposit with over-the-counter counterparties.  In exceptional market conditions, this amount could increase.  The Master Funds are subject to margin calls on a constant daily and intra-day basis, whether in connection with initiating new investment positions or as a result of changes in the value of current investment positions.  These margin requirements are met through the posting of additional margin with the applicable futures or OTC clearing broker.  The Manager generally expresses its margin requirements for the portfolios in terms of the aggregate of the margin requirements plus the net option premium costs for the underlying strategies as a percentage of net assets.  The following table shows these amounts as of the date indicated:

	Blended Strategies Portfolio	Systematic Strategies Portfolio
September 30, 2010	11.53%	13.70%
December 31, 2009	5.34%	9.18%
September 30, 2009	10.37%	17.55%

Other than any potential market-imposed limitations on liquidity, the Fund’s assets are highly liquid and are expected to remain so.  Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Fund’s futures trading.  Through September 30, 2010, the Fund experienced no meaningful periods of illiquidity in any of the markets traded by the Manager on behalf of the Fund.

(iii)           Capital Resources

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

Index

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

(iv)           Critical Accounting Policies

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

Cash Assets - The GAIT Funds invest a portion of their excess liquidity in Cash Assets, an entity for which the Manager is also the sole investment advisor.  The financial information of Cash Assets is included in the notes to the Financial Statements of the GAIT Funds.

Statement of Operations - As discussed under Item 1, the Fund offers Class 0 and Class 2 units of the Blended Strategies Portfolio and the Systematic Strategies Portfolio.  Class 0 and Class 2 units within each portfolio differ only with respect to their fees.  The Blended Strategies and Systematic Strategies Portfolios differ with respect to the underlying funds in which they invest. All items of gain, loss, income and expense of the Fund are specifically and directly allocated to each portfolio from the underlying Master Funds.  The Fund presents a combined statement of operations which encompasses the amounts applicable to the Blended and Systematic Strategies Portfolios.

Index

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

(v)           Off-Balance Sheet Arrangements

The Fund does not engage in off-balance sheet arrangements with other entities.

Index

Item 3. Quantitative and Qualitative Disclosures about Market Risk

          Not Required.

Index

Item 4. Controls and Procedures

          The Advisor’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2010.   Based on that evaluation, the Advisor’s Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2010.

There were no changes to the Fund’s internal controls over financial reporting during the third quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal controls over financial reporting.

Index

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Not Required

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2010, the Fund issued 116,210 Units in exchange for $15,340,558 with respect to the Blended Strategies Portfolio and 45,955 Units in exchange for $4,338,066 with respect to the Systematic Strategies Portfolio, in each case in a transaction that was not registered under the Securities Act of 1933, as amended (the “Act”).  The Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Act and Section 506 of Regulation D promulgated thereunder.

The following chart sets forth the purchases of Units of the Fund.

	Blended Strategies Portfolio	Systematic Strategies Portfolio
	Total	Total
	Number of	Number of
Period (as of)	Units Purchased	Units Purchased
July 1, 2010	33,306	15,624
August 1, 2010	26,286	13,908
September 1, 2010	56,618	16,423

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

Dated: November 15, 2010	GRAHAM ALTERNATIVE INVESTMENT FUND II LLC

	By:	GRAHAM CAPITAL MANAGEMENT, L.P. its Manager

By: /s/ Paul Sedlack
Paul Sedlack, Chief Executive Officer

By: /s/ Jeff Baisley
Jeff Baisley, Chief Financial Officer