Form 10-Q/A
period 2010-06-30
GRAHAM ALTERNATIVE INVESTMENT FUND II LLC
filed 2011-03-15
CIK 1461237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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
Yes ☐  No ☒

As of February 1, 2011, 247,705.74 Units of the Systematic Strategies Portfolio were outstanding.
As of February 1, 2011, 1,181,270.77 Units of the Blended Strategies Portfolio were outstanding.

GRAHAM ALTERNATIVE INVESTMENT FUND II LLC
FORM 10-Q

EX - 31.1	Certification
EX - 31.2	Certification
EX - 32.1	Certification

Index

PART I

Item 1. Financial Statements

Graham Alternative Investment Fund II LLC

Consolidated Statements of Financial Condition

	June 30, 2010 (Unaudited)	December 31, 2009 (Audited)
Assets
Investment in Graham Alternative Investment Trading LLC, at fair value	$116,260,630	$104,469,283
Investment in Graham Alternative Investment Trading II LLC, at fair value	13,896,385	7,246,605
Redemptions receivable from Graham Alternative Investment Trading LLC	668,716	179,735
Redemptions receivable from Graham Alternative Investment Trading II LLC	124,750	—
Total assets	$130,950,481	$111,895,623

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$793,466	$179,735
Total liabilities	793,466	179,735

Members’ capital:
Blended Strategies Portfolio
Class 0 Units (723,392.324 and 636,284.928 units issued and outstanding at $134.80 and $135.56, respectively)	97,515,580	86,253,313
Class 2 Units (168,875.471 and 161,590.940 units issued and outstanding at $111.00 and $112.73, respectively)	18,745,050	18,215,970
Total Blended Strategies Portfolio	116,260,630	104,469,283

Systematic Strategies Portfolio
Class 0 Units (105,358.435 and 41,862.245 units issued and outstanding at $95.72 and $100.59, respectively)	10,085,400	4,210,889
Class 2 Units (40,834.341 and 30,647.378 units issued and outstanding at $93.33 and $99.05, respectively)	3,810,985	3,035,716
Total Systematic Strategies Portfolio	13,896,385	7,246,605
Total members’ capital	130,157,015	111,715,888
Total liabilities and members’ capital	$130,950,481	$111,895,623

See accompanying notes.

Index

Graham Alternative Investment Fund II LLC

Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2010 (Unaudited)	2009 (Unaudited)	2010 (Unaudited)	2009 (Unaudited)
Net gain allocated from investments in Other Funds:
Net realized gain on investments	$4,141,904	$1,511,302	$1,872,294	$2,533,531
Net increase in unrealized appreciation on investments	(2,768,449)	(1,116,764)	(154,576)	(1,854,536)
Net gain allocated from investments in Other Funds	1,373,455	394,538	1,717,718	678,995

Net investment gain allocated from investments in Other Funds:
Investment income:
Interest income	334,839	96,810	656,607	258,057

Expenses:
Brokerage fees	761,864	456,134	1,436,591	925,748
Advisory fees	647,668	391,391	1,216,960	800,232
Sponsor fees	323,834	195,695	608,480	400,115
Incentive allocation	5,732	7,445	5,732	11,927
Interest and other	12,566	183	18,121	723
Total expenses	1,751,664	1,050,848	3,285,884	2,138,745
Net investment loss allocated from investments in Other Funds	(1,416,825)	(954,038)	(2,629,277)	(1,880,688)
Net loss	$(43,370)	$(559,500)	$(911,559)	$(1,201,693)

See accompanying notes.

Index

Graham Alternative Investment Fund II LLC

Consolidated Statements of Changes in Members’ Capital

For the six months ended June 30, 2010 (unaudited) and 2009 (unaudited)

			Blended Strategies Portfolio
	Class 0 Units		Class 2 Units		Total
	Units	Capital	Units	Capital	Blended Strategies Portfolio

Members’ capital, December 31, 2008	516,925.720	$68,295,291	103,563.227	$11,572,329	$79,867,620
Subscriptions	56,268.516	7,464,500	30,728.086	3,429,881	10,894,381
Redemptions	(92,359.371)	(12,175,120)	(8,656.441)	(967,216)	(13,142,336)
Net loss	—	(879,750)	—	(316,039)	(1,195,789)
Members’ capital, June 30, 2009	480,834.865	$62,704,921	125,634.872	$13,718,955	$76,423,876

			Blended Strategies Portfolio
	Class 0 Units		Class 2 Units		Total
	Units	Capital	Units	Capital	Blended Strategies Portfolio

Members’ capital, December 31, 2009	636,284.928	$86,253,313	161,590.940	$18,215,970	$104,469,283
Subscriptions	109,024.263	14,591,489	19,076.923	2,118,829	16,710,318
Redemptions	(21,916.867)	(2,956,776)	(11,792.392)	(1,308,900)	(4,265,676)
Net loss	—	(372,446)	—	(280,849)	(653,295)
Members’ capital, June 30, 2010	723,392.324	$97,515,580	168,875.471	$18,745,050	$116,260,630

See accompanying notes.

Index

Graham Alternative Investment Fund II LLC

Consolidated Statements of Changes in Members’ Capital (continued)

For the six months ended June 30, 2010 (unaudited) and 2009 (unaudited)

			Systematic Strategies Portfolio
	Class 0 Units		Class 2 Units		Total
	Units	Capital	Units	Capital	Systematic Strategies Portfolio	Total Members’ Capital

Members’ capital, December 31, 2008	—	$—	—	$—	$—	$79,867,620
Initial subscriptions	50.000	5,000	—	—	5,000	5,000
Subscriptions	264.162	25,000	1,022.310	100,000	125,000	11,019,381
Redemptions	—	—	—	—	—	(13,142,336)
Net loss	—	(602)	—	(5,302)	(5,904)	(1,201,693)
Members’ capital, June 30, 2009	314.162	$29,398	1,022.310	$94,698	$124,096	$76,547,972

			Systematic Strategies Portfolio
	Class 0 Units		Class 2 Units		Total
	Units	Capital	Units	Capital	Systematic Strategies Portfolio	Total Members’ Capital

Members’ capital, December 31, 2009	41,862.245	$4,210,889	30,647.378	$3,035,716	$7,246,605	$111,715,888
Subscriptions	65,088.961	6,088,798	12,128.200	1,156,970	7,245,768	23,956,086
Redemptions	(1,592.771)	(155,255)	(1,941.237)	(182,469)	(337,724)	(4,603,400)
Net loss	—	(59,032)	—	(199,232)	(258,264)	(911,559)
Members’ capital, June 30, 2010	105,358.435	$10,085,400	40,834.341	$3,810,985	$13,896,385	$130,157,015

See accompanying notes.

Index

Graham Alternative Investment Fund II LLC

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2010 (Unaudited)	2009 (Unaudited)
Cash flows (used in) provided by operating activities
Net loss	$(911,559)	$(1,201,693)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Net loss allocated from investment in Graham Alternative Investment Trading LLC	653,295	1,195,789
Net loss allocated from investment in Graham Alternative Investment Trading II LLC	258,264	5,904
Proceeds from sale of investments in Graham Alternative Investment Trading LLC	4,265,676	13,142,336
Proceeds from sale of investments in Graham Alternative Investment Trading II LLC	337,724	—
Investments in Graham Alternative Investment Trading LLC	(16,710,318)	(10,894,381)
Investments in Graham Alternative Investment Trading II LLC	(7,245,768)	(130,000)
Redemption receivable from Graham Alternative Investment Trading LLC	(488,981)	910,062
Redemption receivable from Graham Alternative Investment Trading II LLC	(124,750)	—
Net cash (used in) provided by operating activities	(19,966,417)	3,028,017

Cash flows provided by (used in) financing activities
Subscriptions	23,956,086	11,024,381
Redemptions	(3,989,669)	(14,052,398)
Net cash provided by (used in) financing activities	19,966,417	(3,028,017)

Net change in cash and cash equivalents	—	—

Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	$—

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

●	Level 1 inputs are unadjusted closing or settle prices for such assets or liabilities as published by the primary exchange upon which they are traded.
●	Level 2 inputs include quoted prices for similar assets and liabilities obtained from independent brokers and/or market makers in each security.
●	Level 3 inputs are those which are considered unobservable and are significant in arriving at fair value.

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

6. Related Party Transactions

The Manager, due to its relationship with its affiliates, may enter into certain related party transactions.

7. Financial Highlights

The following is the per Unit operating performance calculation for the three months ended June 30, 2010 and 2009:

	Blended Strategies Portfolio		Systematic Strategies Portfolio
	Class 0	Class 2	Class 0	Class 2
Per share operating performance
Net asset value per unit, March 31, 2009	$131.20	$110.41	$97.09	$—
Initial subscription	—	—	—	100.00
Net loss:
Net investment loss	(1.50)	(1.52)	(2.14)	(0.59)
Net gain (loss) on investments	0.71	0.31	(1.37)	(6.78)
Net loss	(0.79)	(1.21)	(3.51)	(7.37)
Net asset value per unit, June 30, 2009	$130.41	$109.20	$93.58	$92.63

Net asset value per unit, March 31, 2010	$134.58	$111.36	$96.29	$94.35
Net gain (loss):
Net investment loss	(2.07)	(1.73)	(38.29)	(1.57)
Net gain on investments	2.29	1.37	37.72	0.55
Net gain (loss)	0.22	(0.36)	(0.57)	(1.02)
Net asset value per unit, June 30, 2010	$134.80	$111.00	$95.72	$93.33

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

Index

Graham Alternative Investment Fund II LLC

Notes to Financial Statements (continued)

7. Financial Highlights (continued)

The following is the per Unit operating performance calculation for the six months ended June 30, 2010 and 2009:

	Blended Strategies Portfolio		Systematic Strategies Portfolio
	Class 0	Class 2	Class 0	Class 2
Per share operating performance
Net asset value per unit, December 31, 2008	$132.12	$111.74	$—	$—
Initial subscription	—	—	100.00	100.00
Net loss:
Net investment loss	(2.81)	(3.16)	(3.43)	(0.59)
Net gain (loss) on investments	1.10	0.62	(2.99)	(6.78)
Net loss	(1.71)	(2.54)	(6.42)	(7.37)
Net asset value per unit, June 30, 2009	$130.41	$109.20	$93.58	$92.63

Net asset value per unit, December 31, 2009	$135.56	$112.73	$100.59	$99.05
Net loss:
Net investment loss	(3.71)	(3.38)	(12.86)	(2.98)
Net gain (loss) on investments	2.95	1.65	7.99	(2.74)
Net loss	(0.76)	(1.73)	(4.87)	(5.72)
Net asset value per unit, June 30, 2010	$134.80	$111.00	$95.72	$93.33

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

        See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Statements of Changes in Members’ Capital

For the six months ended June 30, 2010 (unaudited) and 2009 (unaudited)

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2008	1,585,426.608	$209,463,943	276,829.231	$30,933,785	4,671.470	$748,868	$241,146,596
Subscriptions	230,961.809	30,521,001	116,307.930	12,914,978	—	—	43,435,979
Redemptions	(187,413.861)	(24,703,106)	(31,416.322)	(3,511,166)	—	(25,681)	(28,239,953)
Incentive allocation	—	—	—	—	—	25,681	25,681
Net income (loss) available for pro-rata allocation	—	(2,850,036)	—	(838,861)	—	8,969	(3,679,928)
Members’ capital, June 30, 2009	1,628,974.556	$212,431,802	361,720.839	$39,498,736	4,671.470	$757,837	$252,688,375

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2009	1,851,259.271	$250,952,480	462,314.824	$52,116,241	4,671.470	$813,191	$303,881,912
Subscriptions	471,832.723	63,434,694	85,370.021	9,475,064	—	—	72,909,758
Redemptions	(120,387.526)	(16,140,186)	(34,035.318)	(3,760,613)	—	(5,692)	(19,906,491)
Incentive allocation	—	—	—	—	—	5,692	5,692
Net income (loss) available for pro-rata allocation	—	(1,315,333)	—	(815,934)	—	15,897	(2,115,370)
Members’ capital, June 30, 2010	2,202,704.468	$296,931,655	513,649.527	$57,014,758	4,671.470	$829,088	$354,775,501

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Statements of Cash Flows

	Six Months Ended June 30,
	2010 (Unaudited)	2009 (Unaudited)
Cash flows used in operating activities
Net loss	$(2,109,678)	$(3,654,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Net income allocated from investment in Master Funds	(4,657,913)	(1,567,390)
Net income allocated from investment in Graham Cash Assets LLC	(881,848)	(227,696)
Net income allocated from investment in Graham Cash Assets II LLC	—	(569,023)
Proceeds from sale of investments in Master Funds	158,020,631	96,217,264
Proceeds from sale of investments in Graham Cash Assets LLC	119,399,171	172,225,474
Proceeds from sale of investments in Graham Cash Assets II LLC	—	359,882,599
Investments in Master Funds	(155,786,795)	(99,515,101)
Investments in Graham Cash Assets LLC	(167,298,780)	(412,959,099)
Investments in Graham Cash Assets II LLC	—	(112,508,973)
Changes in assets and liabilities:
Accrued commission reimbursements	(27,276)	(30,848)
Accrued brokerage fees	73,092	(5,164)
Accrued advisory fees	67,466	(15,455)
Accrued sponsor fees	33,734	(7,728)
Accrued incentive allocation	(335,900)	(6,478,763)
Net cash used in operating activities	(53,504,096)	(9,214,150)

Cash flows provided by financing activities
Subscriptions	72,909,758	43,435,979
Redemptions	(19,405,706)	(34,221,718)
Net cash provided by financing activities	53,504,052	9,214,261

Net (decrease) increase in cash and cash equivalents	(44)	111

Cash and cash equivalents, beginning of period	49	195
Cash and cash equivalents, end of period	$5	$306

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

●	Level 1 inputs are unadjusted closing or settle prices for such assets or liabilities as published by the primary exchange upon which they are traded.
●	Level 2 inputs include quoted prices for similar assets and liabilities obtained from independent brokers and/or market makers in each security.
●	Level 3 inputs are those which are considered unobservable and are significant in arriving at fair value.

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
(d) – Energy Related
(e) – Commodities

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table summarizes the financial position of each Master Fund as of June 30, 2010:
	Graham Commodity Strategies LLC (Delaware)	Graham Discretionary Energy Trading III LLC(Delaware)	Graham Fed Policy Ltd. (BVI)	Graham Global Monetary Policy LLC (Delaware)	Graham GMP Securities LLC (Delaware)	Graham K4D Trading Ltd. (BVI)	Graham Macro Directional LLC(Delaware)	Graham Short Term Global Macro LLC(Delaware)
Assets:
Cash and cash equivalents	$2	$4	$7	$9	$6	$9	$9	$2
Due from brokers	20,792,000	8,845,494	—	9,421,904	13,059	69,895,643	6,800,064	511,501
Options, at fair value	—	621,750	63,493,289	—	—	—	—	1,318,500
Derivative financial instruments, at fair value	—	—	10,037,945	—	—	17,469,369	887,260	52,558
Subscriptions receivable	—	—	—	572	34,996	—	—	—
Interest receivable	—	—	—	505	2	5,753	132	—
Total assets	20,792,002	9,467,248	73,531,241	9,422,990	48,063	87,370,774	7,687,465	1,882,561

Liabilities:
Options, at fair value	—	—	15,512,111	—	—	—	—	—
Derivative financial instruments, at fair value	8,045,974	3,585,012	—	74,618	—	14,792,793	—	—
Due to brokers	—	—	13,186,805	—	—	217,908	—	112,313
Redemptions payable	—	—	142	452	34,996	—	—	—
Total liabilities	8,045,974	3,585,012	28,699,058	75,070	34,996	15,010,701	—	112,313
Net assets	$12,746,028	$5,882,236	$44,832,183	$9,347,920	$13,067	$72,360,073	$7,687,465	$1,770,248

Percentage of Master Fund held by the Fund	10.49%	13.15%	11.76%	6.73%	6.39%	12.31%	16.43%	25.71%

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the results of operations of each Master Fund for the three and six months ended June 30, 2010:

	Graham Commodity Strategies LLC (Delaware)	Graham Discretionary Energy Trading III LLC(Delaware)	Graham Fed Policy Ltd. (BVI)	Graham Global Monetary Policy LLC (Delaware)	Graham GMP Securities LLC (Delaware)	Graham K4D Trading Ltd.(BVI)	Graham Macro Directional LLC(Delaware)	Graham Short Term Global Macro LLC(Delaware)

	Three Months Ended June 30, 2010
Net investment income (loss)	$(4,508)	$(22,984)	$(1,753)	$(12,553)	$(520)	$(33,308)	$(61,298)	$18

Net realized gain (loss) on investments	2,372,172	9,884,709	(13,603,324)	55,329,331	(2,138,488)	56,094,201	7,367,577	(2,040,999)
Net increase (decrease) in appreciation on investments	(15,559,427)	(13,196,466)	19,206,804	2,248,080	11,757	(49,262,278)	983,584	831,036
Brokerage commissions and fees	(1,190,667)	(240,745)	(1,207,556)	(557,874)	—	(1,525,901)	(184,244)	(94,104)
Net gain (loss) on investments	(14,377,922)	(3,552,502)	4,395,924	57,019,537	(2,126,731)	5,306,022	8,166,917	(1,304,067)
Net income (loss)	$(14,382,430)	$(3,575,486)	$4,394,171	$57,006,984	$(2,127,251)	$5,272,714	$8,105,619	$(1,304,049)

	Six Months Ended June 30, 2010
Net investment income (loss)	$(8,144)	$(31,238)	$(2,985)	$(18,706)	$(25,701)	$(101,716)	$(99,109)	$189

Net realized gain (loss) on investments	3,431,671	8,776,238	(7,939,681)	92,414,929	(4,026,599)	(21,798,070)	14,917,121	(5,165,377)
Net increase (decrease) in appreciation on investments	(8,533,312)	(4,278,338)	22,608,891	2,675,763	1,854,505	(14,594,710)	874,650	1,926,626
Brokerage commissions and fees	(2,193,090)	(515,104)	(2,341,707)	(1,155,368)	(1,157)	(3,006,196)	(304,195)	(132,308)
Net gain (loss) on investments	(7,294,731)	3,982,796	12,327,503	93,935,324	(2,173,251)	(39,398,976)	15,487,576	(3,371,059)
Net income (loss)	$(7,302,875)	$3,951,558	$12,324,518	$93,916,618	$(2,198,952)	$(39,500,692)	$15,388,467	$(3,370,870)

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following represents the condensed schedules of investments for the Master Funds as of June 30, 2010:

Description	Number of Contracts	Fair Value	Percentage of Members’ Capital
Graham Commodity Strategies LLC
Long contracts
Futures
Brent Crude Oil June 2011	203	$(1,284,750)	(10.08)%
Brent Crude Penultimate Financial June 2011	771	(4,447,230)	(34.89)%
Coffee December 2010	850	2,196,656	17.23%
Copper March 2011	931	(4,647,663)	(36.46)%
Corn December 2010	1,583	853,425	6.70%
Gas Oil December 2010	222	(1,268,125)	(9.95)%
LME Aluminum July 2010	418	(1,324,900)	(10.39)%
LME Copper July 2010	146	(1,333,038)	(10.46)%
LME Lead July 2010	193	(1,368,556)	(10.74)%
LME Nickel July 2010	143	(2,035,596)	(15.97)%
LME Zinc July 2010	270	(1,000,475)	(7.85)%
Natural Gas January 2011	1,675	(4,244,360)	(33.30)%
Natural Gas March 2011	687	(1,706,410)	(13.39)%
Wheat December 2010	554	(737,275)	(5.78)%
Wheat March 2011	1,114	(1,901,300)	(14.92)%
WTI Crude October 2010	1,918	(1,104,940)	(8.67)%
WTI Crude December 2010	400	(2,399,750)	(18.83)%
Other commodity		(1,485,829)	(11.66)%
Total futures		(29,240,116)	(229.41)%

Swaps
Gasoil Swap December 2010	109	(3,622,750)	(28.42)%
Total swaps		(3,622,750)	(28.42)%

Index
Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
3. Investments in Master Funds (continued)

The following represents the condensed schedules of investments for the Master Funds as of June 30, 2010:

Description	Number of Contracts	Fair Value	Percentage of Members’ Capital
Graham Commodity Strategies LLC (continued)
Short contracts
Futures
Brent Crude Oil December 2011	(380)	$1,636,210	12.84%
Brent Crude Penultimate Financial December 2010	(771)	4,539,140	35.61%
Coffee September 2010	(1,077)	(2,498,850)	(19.61)%
Copper September 2010	(1,018)	3,645,712	28.60%
Corn September 2010	(1,656)	(790,750)	(6.20)%
Gas Oil June 2011	(272)	1,359,350	10.66%
Globex Crude Oil December 2010	(300)	987,000	7.74%
LME Zinc July 2010	(256)	1,051,173	8.25%
Natural Gas October 2010	(1,275)	3,406,320	26.72%
Natural Gas December 2010	(1,087)	3,013,400	23.64%
Wheat December 2010	(554)	955,775	7.50%
WTI Crude August 2010	(2,103)	1,173,410	9.21%
Other commodity		2,550,002	20.01%
Total futures		21,027,892	164.97%

Swaps
Gasoil Swap December 2010	(104)	3,789,000	29.73%
Total swaps		3,789,000	29.73%

Total		$(8,045,974)	(63.13)%

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following represents the condensed schedules of investments for the Master Funds as of June 30, 2010:

Description	Number of Contracts	Fair Value	Percentage of Members’ Capital
Graham Discretionary Energy Trading III LLC
Long contracts
Futures
Globex Crude Oil December 2011	500	$(513,500)	(8.73)%
Heating Oil June 2011	200	(657,720)	(11.18)%
Natural Gas April 2011	150	(1,317,000)	(22.39)%
WTI Crude December 2010	625	(4,028,750)	(68.49)%
WTI Crude January 2011	200	(477,900)	(8.13)%
Other commodity		92,920	1.58%
Total futures		(6,901,950)	(117.34)%

Options
Natural Gas European August 2010, 4.50 Put	250	471,750	8.02%
Other commodity		150,000	2.55%
Total swaps		621,750	10.57%

Swaps
Natural Gas Swap September 2010	2,000	660,000	11.22%
Natural Gas ICE Swap August 2010	1,744	(975,355)	(16.58)%
Natural Gas ICE Swap October 2010	4,034	1,086,093	18.46%
Total swaps		770,738	13.10%

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following represents the condensed schedules of investments for the Master Funds as of June 30, 2010:

Description	Number of Contracts	Fair Value	Percentage of Members’ Capital
Graham Discretionary Energy Trading III LLC (continued)
Short contracts
Futures
Heating Oil January 2011	(200)	$676,200	11.50%
Natural Gas October 2010	(305)	334,540	5.69%
WTI Crude June 2011	(200)	539,000	9.16%
WTI Crude December 2011	(500)	3,289,770	55.93%
Other commodity		115,990	1.97%
Total futures		4,955,500	84.25%

Swaps
Natural Gas ICE Swap September 2010	(4,140)	(1,623,300)	(27.60)%
Natural Gas Swap October 2010	(2,400)	(905,000)	(15.38)%
Other commodity		119,000	2.02%
Total swaps		(2,409,300)	(40.96)%

Total		$(2,963,262)	(50.38)%

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following represents the condensed schedules of investments for the Master Funds as of June 30, 2010:

Description	Number of Contracts	Fair Value	Percentage of Net Assets
Graham Fed Policy Ltd.
Long contracts
Futures
Eurodollar June 2011	6,300	$3,949,737	8.81%
30 Day Fed Fund December 2010	6,571	3,286,180	7.33%
30 Day Fed Fund January 2011	7,738	2,655,608	5.92%
Other interest rate		4,497,048	10.03%
Total futures		14,388,573	32.09%

Options
Eurodollar futures September 2010, $99.25 Call	37,000	15,493,750	34.56%
Eurodollar futures September 2010, $99.63 Put	38,500	27,190,625	60.65%
Fed Fund futures November 2010, $99.75 Call	29,643	6,176,119	13.78%
Fed Fund futures December 2010, $99.75 Call	23,354	4,865,806	10.85%
Other interest rate futures		9,766,989	21.78%
Total options		63,493,289	141.62%

Short contracts
Futures
30 Day Fed Fund September 2011	(6,300)	(4,313,525)	(9.62)%
Other interest rate		(37,103)	(0.08)%
Total futures		(4,350,628)	(9.70)%

Options
Eurodollar futures September 2010, $99.25 Put	(40,000)	(7,250,000)	(16.17)%
Other interest rate futures		(8,262,111)	(18.43)%
Total options		(15,512,111)	(34.60)%

Total		$58,019,123	129.41%

Index
Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following represents the condensed schedules of investments for the Master Funds as of June 30, 2010:

Description	Number of Contracts / Principal Amount		Fair Value	Percentage of Members’ Capital
Graham Global Monetary Policy LLC
Long contracts
Futures
U.S. 10 Year Note September 2010		460	$1,164,375	12.46%
Natural Gas March 2010		300	(824,440)	(8.82)%
Other commodity			41,010	0.44%
Foreign bond			(220,365)	(2.36)%
Total futures			160,580	1.72%

Forwards
Brazilian Real / U.S. Dollar 07/02/10	BRL	53,602,500	(722,171)	(7.73)%
Chinese Yuan / U.S. Dollar 06/17/11	CNY	338,000,000	640,952	6.86%
Indian Rupee / U.S. Dollar 07/23/10	IDR	1,369,200,000	(700,556)	(7.49)%
Other foreign currency			(561,532)	(6.01)%
Total forwards			(1,343,307)	(14.37)%

Short contracts
Futures
Natural Gas December 2010		(300)	926,000	9.91%
Foreign bond			(583,757)	(6.25)%
U.S. index			222,500	2.38%
Total futures			564,743	6.04%

Forwards
Foreign currency			543,366	5.81%
Total forwards			543,366	5.81%

Total			$(74,618)	(0.80)%

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following represents the condensed schedules of investments for the Master Funds as of June 30, 2010:

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

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following represents the condensed schedules of investments for the Master Funds as of June 30, 2010:

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

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following represents the condensed schedules of investments for the Master Funds as of June 30, 2010:

Description	Number of Contracts	Fair Value	Percentage of Members’ Capital
Graham Macro Directional LLC
Long contracts
Futures
U.S. 10 Year Note September 2010	400	$578,125	7.52%
Other U.S. bond		12,500	0.16%
Foreign bond		88,145	1.15%
Commodity		(36,430)	(0.47)%
Total futures		642,340	8.36%

Short Contracts
Futures
U.S. bond		(225,000)	(2.93)%
U.S. index		331,975	4.32%
Foreign index		10,406	0.13%
Commodity		9,800	0.13%
Total futures		127,181	1.65%

Forwards
Foreign currency		117,739	1.53%
Total forwards		117,739	1.53%

Total		$887,260	11.54%

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following represents the condensed schedules of investments for the Master Funds as of June 30, 2010:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Graham Short Term Global Macro LLC
Long contracts
Options
U.S. Dollar / Swiss Franc 07/01/10, Swiss Franc 1.10 Put	$50,000,000	$1,049,042	59.26%
Other foreign currency forward		269,458	15.22%
Total options		1,318,500	74.48%

Forwards
Foreign currency		137,807	7.79%
Total forwards		137,807	7.79%

Short Contracts
Forwards
Foreign currency		(85,249)	(4.82)%
Total forwards		(85,249)	(4.82)%

Total		$1,371,058	77.45%

Index
Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the financial position of each Master Fund as of December 31, 2009:

	Graham Commodity Strategies LLC (Delaware)	Graham Fed Policy Ltd. (BVI)	Graham Global Macro Focus LLC (Delaware)	Graham Global Monetary Policy LLC (Delaware)	Graham K4D Trading Ltd. (BVI)	Graham Macro Directional LLC (Delaware)
Assets:
Cash and cash equivalents	$1,000	$218	$—	$661	$425	$644
Due from brokers	9,338,086	15,446,856		4,369,612	99,865,289	1,504,495
Options, at fair value	—	13,752,876	—	4,562,737	—	—
Derivative financial instruments, at fair value	487,337	2,862,031	—	1,507,026	17,929,174	115,018
Subscriptions receivable	1,288	9,630	—	4,169	4,331	2,017
Interest receivable	—	—	—	105	293	—
Total assets	9,827,711	32,071,611	—	10,444,310	117,799,512	1,622,174

Liabilities:
Options, at fair value	—	9,228,344	—	1,568,611	—	—
Derivative financial instruments, at fair value	—	—	—	186,163	—	—
Due to brokers	—	48,333	—	—	—	—
Redemptions payable	1,288	9,772	—	13,305	4,331	2,017
Total liabilities	1,288	9,286,449	—	1,768,079	4,331	2,017
Net assets	$9,826,423	$22,785,162	$—	$8,676,231	$117,795,181	$1,620,157

Percentage of Master Fund held by the Fund	7.77%	11.63%	0.00%	9.97%	9.95%	12.85%

Index
Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the results of operations of each Master Funds for the three and six months ended June 30, 2009:

	Graham Commodity Strategies LLC (Delaware)	Graham Fed Policy Ltd. (BVI)	Graham Global Macro Focus LLC (Delaware)	Graham Global Monetary Policy LLC (Delaware)	Graham K4D Trading Ltd. (BVI)	Graham Macro Directional LLC (Delaware)

	Three Months Ended June 30, 2009
Net investment income (loss)	$(803)	$29	$—	$(13,037)	$(61,998)	$(1,098)

Net realized gain (loss) on investments	1,916,348	43,078,858	—	16,920,208	(27,997,936)	9,597,137
Net increase (decrease) in appreciation on investments	3,166,047	(37,483,572)	—	1,543,594	(845,523)	(1,088,748)
Brokerage commissions and fees	(674,920)	(328,859)	—	(231,202)	(2,028,200)	(110,635)
Net gain (loss) on investments	4,407,475	5,266,427	—	18,232,600	(30,871,659)	8,397,754
Net income (loss)	$4,406,672	$5,266,456	$—	$18,219,563	$(30,933,657)	$8,396,656

	Six Months Ended June 30, 2009
Net investment income (loss)	$(1,394)	$(5,669)	$33	$(15,381)	$(81,619)	$(818)

Net realized gain (loss) on investments	(4,873,042)	86,903,589	(299,050)	31,433,062	(71,431,667)	6,147,123
Net increase (decrease) in appreciation on investments	13,600,420	(71,928,858)	299,050	(90,880)	(24,341,916)	330,605
Brokerage commissions and fees	(1,337,017)	(714,404)	—	(391,727)	(2,915,095)	(224,615)
Net gain (loss) on investments	7,390,361	14,260,327	—	30,950,455	(98,688,678)	6,253,113
Net income (loss)	$7,388,967	$14,254,658	$33	$30,935,074	$(98,770,297)	$6,252,295

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
3. Investments in Master Funds (continued)

The following represents the condensed schedules of investments for the Master Funds as of December 31, 2009:

Description	Number of Contracts	Fair Value	Percentage of Members’ Capital
Graham Commodity Strategies LLC
Long contracts
Futures
Copper May 2010	678	$4,041,813	41.13%
Copper July 2010	630	4,188,413	42.63%
Cotton # 2 May 2010	1,162	2,942,250	29.94%
Globex Crude Oil June 2010	300	1,768,950	18.00%
Natural Gas March 2010	1,000	505,000	5.14%
Natural Gas September 2010	250	(537,500)	(5.47)%
Sugar #11 May 2010	1,505	4,489,755	45.69%
Wheat July 2010	1,092	(716,838)	(7.29)%
Other commodity		(1,041,637)	(10.60)%
Total futures		15,640,206	159.17%

Short contracts
Futures
Copper March 2010	(1,308)	(7,146,138)	(72.72)%
Cotton # 2 March 2010	(1,162)	(1,987,760)	(20.23)%
Globex Crude Oil December 2010	(300)	(1,957,100)	(19.92)%
Natural Gas March 2010	(980)	(1,292,520)	(13.15)%
Natural Gas April 2010	(250)	612,500	6.23%
Sugar #11 March 2010	(1,305)	(4,665,416)	(47.48)%
WTI Crude March 2010	(3,172)	840,170	8.55%
Other commodity		443,395	4.51%
Total futures		(15,152,869)	(154.21)%

Total		$487,337	4.96%

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following represents the condensed schedules of investments for the Master Funds as of December 31, 2009:

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

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following represents the condensed schedules of investments for the Master Funds as of December 31, 2009:

Description	Number of Contracts / Principal Amount		Fair Value	Percentage of Members’ Capital
Graham Global Monetary Policy LLC
Long contracts
Futures
Commodity			$29,025	0.33%
Total futures			29,025	0.33%

Options
Euro / Swiss Franc 03/04/10, $1.50 Put		100,000,000	2,245,923	25.89%
Euro / Swiss Franc 03/11/10, $1.50 Put		100,000,000	2,304,314	26.56%
U.S. index			12,500	0.14%
Total options			4,562,737	52.59%

Forwards
Australian Dollar / Japanese Yen 01/04/10	AUD	60,000,000	919,592	10.60%
Australian Dollar / U.S. Dollar 01/04/10	AUD	80,000,000	495,440	5.71%
Japanese Yen / U.S. Dollar 01/04/10	JPY	11,025,114,000	(1,513,453)	(17.44)%
Other foreign currency			554,290	6.38%
Total forwards			455,869	5.25%

Short contracts
Futures
Foreign bond			373,824	4.31%
Interest rate			(253,871)	(2.93)%
Total futures			119,953	1.38%

Options
Euro / Swiss Franc 03/04/10, $1.46 Put		(100,000,000)	(651,902)	(7.51)%
Euro / Swiss Franc 03/11/10, $1.47 Put		(100,000,000)	(916,709)	(10.57)%
Total options			(1,568,611)	(18.08)%

Forwards
Japanese Yen / U.S. Dollar 01/04/10	JPY	(11,047,096,000)	1,582,181	18.24%
Euro / Japanese Yen 01/04/10	EUR	(40,000,000)	(434,683)	(5.01)%
Australian Dollar / Japanese Yen 01/04/10	AUD	(60,000,000)	(930,489)	(10.72)%
Other foreign currency			499,007	5.75%
Total forwards			716,016	8.26%

Total			$4,314,989	49.73%

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following represents the condensed schedules of investments for the Master Funds as of December 31, 2009:

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

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following represents the condensed schedules of investments for the Master Funds as of December 31, 2009:

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

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following represents the condensed schedules of investments for the Master Funds as of December 31, 2009:

Description	Principal Amount		Fair Value	Percentage of Members’ Capital
Graham Macro Directional LLC
Long contracts
Forwards
New Zealand Dollar / U.S. Dollar 01/05/10	NZD	25,000,000	$168,512	10.40%
Japanese Yen / U.S. Dollar 01/05/10	JPY	2,773,860,000	(189,105)	(11.67)%
Japanese Yen / U.S. Dollar 01/04/10	JPY	2,300,065,000	(285,387)	(17.62)%
Total forwards			(305,980)	(18.89)%

Short Contracts
Forwards
Japanese Yen / U.S. Dollar 01/05/10	JPY	(4,620,210,000)	346,235	21.37%
Japanese Yen / U.S. Dollar 01/04/10	JPY	(2,300,065,000)	281,275	17.36%
New Zealand Dollar / U.S. Dollar 01/05/10	NZD	(25,000,000)	(206,512)	(12.74)%
Total forwards			420,998	25.99%

Total			$115,018	7.10%

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the fair value classification of each investment type by Master Fund as of June 30, 2010:

	Graham Commodity Strategies LLC	Graham Discretionary Energy Trading III LLC	Graham Fed Policy Ltd.	Graham Global Monetary Policy LLC	Graham K4D Trading Ltd.	Graham Macro Directional LLC	Graham Short Term Global Macro LLC
Long Contracts
Level 1:
Commodity futures	$(29,240,116)	$(6,901,950)	$—	$(783,430)	$(9,315,138)	$(36,430)	$—
Commodity swaps	(3,622,750)	770,738	—	—	—	—	—
Currency futures	—	—	—	—	281,979	—	—
Currency futures options	—	621,750	—	—	—	—	—
Foreign bond futures	—	—	—	(220,365)	10,560,813	88,145	—
Foreign index futures	—	—	—	—	(7,452,918)	—	—
Interest rate futures	—	—	14,388,573	—	10,614,106	—	—
Interest rate futures options	—	—	63,493,289	—	—	—	—
U.S. bond futures	—	—	—	1,164,375	8,966,861	590,625	—
U.S. index futures	—	—	—	—	(6,055,774)	—	—
Total Level 1	(32,862,866)	(5,509,462)	77,881,862	160,580	7,599,929	642,340	—

Level 2:
Foreign currency forwards	—	—	—	(1,343,307)	32,551,694	—	137,807
Foreign currency forwards options	—	—	—	—	—	—	1,318,500
Total Level 2	—	—	—	(1,343,307)	32,551,694	—	1,456,307
Total long contracts	$(32,862,866)	$(5,509,462)	$77,881,862	$(1,182,727)	$40,151,623	$642,340	$1,456,307

Short Contracts
Level 1:
Commodity futures	$21,027,892	$4,955,500	$—	$926,000	$7,543,825	$9,800	$—
Commodity swaps	3,789,000	(2,409,300)	—	—	—	—	—
Currency futures	—	—	—	—	686,167	—	—
Foreign bond futures	—	—	—	(583,757)	(3,667,236)	—	—
Foreign index futures	—	—	—	—	7,055,421	10,406	—
Interest rate futures	—	—	(4,350,628)	—	(2,311,775)	—	—
Interest rate futures options	—	—	(15,512,111)	—	—	—	—
U.S. bond futures	—	—	—	—	(3,903,659)	(225,000)	—
U.S. index futures	—	—	—	222,500	4,466,697	331,975	—
Total Level 1	24,816,892	2,546,200	(19,862,739)	564,743	9,869,440	127,181	—

Level 2:
Foreign currency forwards	—	—	—	543,366	(47,344,487)	117,739	(85,249)
Foreign currency forwards options	—	—	—	—	—	—	—
Total Level 2	—	—	—	543,366	(47,344,487)	117,739	(85,249)
Total short contracts	$24,816,892	$2,546,200	$(19,862,739)	$1,108,109	$(37,475,047)	$244,920	$(85,249)

Index
Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the fair value classification of each investment type by Master Fund as of December 31, 2009:

	Graham Commodity Strategies LLC	Graham Fed Policy Ltd.	Graham Global Monetary Policy LLC	Graham K4D Trading Ltd.	Graham Macro Directional LLC
Long Contracts
Level 1:
Commodity futures	$15,640,206	$—	$29,025	$35,170,316	$—
Currency futures	—	—	—	355,993	—
Foreign bond futures	—	—	—	(6,607,015)	—
Foreign index futures	—	—	—	8,908,434	—
U.S. index futures options	—	—	12,500	—	—
Interest rate futures	—	2,862,031	—	(8,722,161)	—
Interest rate futures options	—	13,752,876	—	—	—
U.S. bond futures	—	—	—	(4,526,734)	—
U.S. index futures	—	—	—	5,331,432	—
Total Level 1	15,640,206	16,614,907	41,525	29,910,265	—

Level 2:
Foreign currency forwards	—	—	455,869	(8,957,388)	(305,980)
Foreign currency forwards options	—	—	4,550,237	—	—
Total Level 2	—	—	5,006,106	(8,957,388)	(305,980)
Total long contracts	$15,640,206	$16,614,907	$5,047,631	$20,952,877	$(305,980)

Short Contracts
Level 1:
Commodity futures	$(15,152,869)	$—	$—	$(14,721,246)	$—
Currency futures	—	—	—	(32,595)	—
Foreign bond futures	—	—	373,824	2,267,786	—
Foreign index futures	—	—	—	(3,726,222)	—
Interest rate futures	—	—	(253,871)	2,493,009	—
Interest rate futures options	—	(9,228,344)	—	—	—
U.S. bond futures	—	—	—	1,217,531	—
U.S. index futures	—	—	—	(2,810,098)	—
Total Level 1	(15,152,869)	(9,228,344)	119,953	(15,311,835)	—

Level 2:
Foreign currency forwards	—	—	716,016	12,288,132	420,998
Foreign currency forwards options	—	—	(1,568,611)	—	—
Total Level 2	—	—	(852,595)	12,288,132	420,998
Total short contracts	$(15,152,869)	$(9,228,344)	$(732,642)	$(3,023,703)	$420,998

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

	Graham Commodity Strategies LLC						Graham Discretionary Energy Trading III LLC
	Long exposure		Short exposure				Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities

Commodity price
Futures	$927,703,654	15,700	$(938,494,003)	(16,311)	$32,674,001	$(40,719,975)	$231,578,960	10,046	$(231,104,310)	(9,136)	$7,182,053	$(10,767,065)
	927,703,654	15,700	(938,494,003)	(16,311)	$32,674,001	$(40,719,975)	231,578,960	10,046	(231,104,310)	(9,136)	7,182,053	(10,767,065)

Equity price
Futures	—	—	—	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—	—	—	—	—

Foreign currency exchange rate
Futures	—	—	—	—	—	—	—	—	—	—	—	—
Forwards	—	—	—	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—	—	—	—	—

Interest rate
Futures	—	—	—	—	—	—	—	—	—	—	—	—
Interest rate swaps	—	—	—	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—	—	—	—	—
Total	$927,703,654	15,700	$(938,494,003)	(16,311)	$32,674,001	$(40,719,975)	$231,578,960	10,046	$(231,104,310)	(9,136)	$7,182,053	$(10,767,065)

Collateral balances supporting all derivative positions						$20,792,000						$8,845,494

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

	Graham Fed Policy Ltd.						Graham Global Monetary Policy LLC
	Long exposure		Short exposure				Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities

Commodity price
Futures	$—	—	$—	—	$—	$—	$28,356,000	400	$(15,756,000)	(300)	$967,010	$(824,440)
	—	—	—	—	—	—	28,356,000	400	(15,756,000)	(300)	967,010	(824,440)

Equity price
Futures	—	—	—	—	—	—	—	—	(5,132,500)	(100)	222,500	—
	—	—	—	—	—	—	—	—	(5,132,500)	(100)	222,500	—

Foreign currency exchange rate
Futures	—	—	—	—	—	—	—	—	—	—	—	—
Forwards	—	—	—	—	—	—	62,864,723	—	(68,789,977)	—	738,191	(1,538,132)
	—	—	—	—	—	—	62,864,723	—	(68,789,977)	—	738,191	(1,538,132)

Interest rate
Futures	13,854,405,541	35,875	(1,910,647,400)	(7,148)	14,388,573	(4,350,628)	394,141,563	2,210	(1,557,856,250)	(7,000)	1,164,375	(804,122)
Interest rate swaps	—	—	—	—	—	—	—	—	—	—	—	—
	13,854,405,541	35,875	(1,910,647,400)	(7,148)	14,388,573	(4,350,628)	394,141,563	2,210	(1,557,856,250)	(7,000)	1,164,375	(804,122)
Total	$13,854,405,541	35,875	$(1,910,647,400)	(7,148)	$14,388,573	$(4,350,628)	$485,362,286	2,610	$(1,647,534,727)	(7,400)	$3,092,076	$(3,166,694)

Collateral balances related to / supporting all derivative positions						$(13,186,805)						$9,421,904

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

	Graham K4D Trading Ltd.						Graham Macro Directional LLC
	Long exposure		Short exposure				Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities

Commodity price
Futures	$852,878,745	13,825	$(610,698,194)	(12,919)	$17,970,218	$(19,741,531)	$6,229,500	50	$(3,781,500)	(50)	$9,800	$(36,430)
	852,878,745	13,825	(610,698,194)	(12,919)	17,970,218	(19,741,531)	6,229,500	50	(3,781,500)	(50)	9,800	(36,430)

Equity price
Futures	6,261,586,751	7,005	(4,533,067,349)	(5,910)	11,561,817	(13,548,391)	—	—	(26,946,500)	(550)	342,381	—
	6,261,586,751	7,005	(4,533,067,349)	(5,910)	11,561,817	(13,548,391)	—	—	(26,946,500)	(550)	342,381	—

Foreign currency exchange rate
Futures	203,120,789	1,970	(147,847,465)	(1,423)	2,845,220	(1,877,074)	—	—	—	—	—	—
Forwards	986,837,671	—	(1,130,612,360)	—	14,923,765	(29,716,558)	5,000,000	—	(19,882,261)	—	117,739	—
	1,189,958,460	1,970	(1,278,459,825)	(1,423)	17,768,985	(31,593,632)	5,000,000	—	(19,882,261)	—	117,739	—

Interest rate
Futures	71,563,288,992	38,241	(11,383,856,485)	(13,663)	30,621,720	(10,362,610)	64,472,500	525	(140,050,000)	(640)	678,770	(225,000)
Interest rate swaps	—	—	—	—	—	—	—	—	—	—	—	—
	71,563,288,992	38,241	(11,383,856,485)	(13,663)	30,621,720	(10,362,610)	64,472,500	525	(140,050,000)	(640)	678,770	(225,000)
Total	$79,867,712,948	61,041	$(17,806,081,853)	(33,915)	$77,922,740	$(75,246,164)	$75,702,000	575	$(190,660,261)	(1,240)	$1,148,690	$(261,430)

Collateral balances supporting all derivative positions						$69,677,735						$6,800,064

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

Graham Short Term Global Macro LLC
	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities

Commodity price
Futures	$—	—	$—	—	$—	$—
	—	—	—	—	—	—

Equity price
Futures	—	—	—	—	—	—
	—	—	—	—	—	—

Foreign currency exchange rate
Futures	—	—	—	—	—	—
Forwards	37,145,237	—	—	—	69,038	(16,480)
	37,145,237	—	—	—	69,038	(16,480)

Interest rate
Futures	—	—	—	—	—	—
Interest rate swaps	—	—	—	—	—	—
	—	—	—	—	—	—
Total	$37,145,237	—	$—	—	$69,038	$(16,480)

Collateral balances supporting all derivative positions						$399,188

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

	Graham Commodity Strategies LLC						Graham Fed Policy Ltd.
	Long exposure			Short exposure			Long exposure			Short exposure
	Notional amounts	Number of contracts	Derivative Assets	Notional amounts	Number of contracts	Derivative Liabilities	Notional amounts	Number of contracts	Derivative Assets	Notional amounts	Number of contracts	Derivative Liabilities

Commodity price
Futures	$883,506,418	15,628	$20,799,665	$(880,556,002)	(14,732)	$(20,312,328)	$—	—	$—	$—	—	$—
	883,506,418	15,628	20,799,665	(880,556,002)	(14,732)	(20,312,328)	—	—	—	—	—	—

Equity price
Futures	—	—	—	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—	—	—	—	—

Foreign currency exchange rate
Futures	—	—	—	—	—	—	—	—	—	—	—	—
Forwards	—	—	—	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—	—	—	—	—

Interest rate
Futures	—	—	—	—	—	—	8,430,422,879	20,666	3,336,902	—	—	(474,871)
Interest rate swaps	—	—	—	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	8,430,422,879	20,666	3,336,902	—	—	(474,871)
Total	$883,506,418	15,628	$20,799,665	$(880,556,002)	(14,732)	$(20,312,328)	$8,430,422,879	20,666	$3,336,902	$—	—	$(474,871)

Collateral balances supporting all derivative positions						$9,338,086						$15,446,856

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

	Graham Global Monetary Policy LLC						Graham K4D Trading Ltd.
	Long exposure			Short exposure			Long exposure			Short exposure
	Notional amounts	Number of contracts	Derivative Assets	Notional amounts	Number of contracts	Derivative Liabilities	Notional amounts	Number of contracts	Derivative Assets	Notional amounts	Number of contracts	Derivative Liabilities

Commodity price
Futures	$2,072,500	100	$29,025	$—	—	$—	$1,281,924,053	21,625	$42,918,544	$(699,668,279)	(11,135)	$(22,469,474)
	2,072,500	100	29,025	—	—	—	1,281,924,053	21,625	42,918,544	(699,668,279)	(11,135)	(22,469,474)

Equity price
Futures	—	—	—	—	—	—	6,321,952,643	16,319	14,812,534	(3,918,741,020)	(5,980)	(7,108,988)
	—	—	—	—	—	—	6,321,952,643	16,319	14,812,534	(3,918,741,020)	(5,980)	(7,108,988)

Foreign currency exchange rate
Futures	—	—	—	—	—	—	30,156,168	359	757,620	(108,869,583)	(1,006)	(434,222)
Forwards	478,798,928	—	4,643,816	(575,969,539)	—	(3,471,931)	6,096,436,526	—	78,435,771	(5,707,147,861)	—	(75,105,027)
	478,798,928	—	4,643,816	(575,969,539)	—	(3,471,931)	6,126,592,694	359	79,193,391	(5,816,017,444)	(1,006)	(75,539,249)

Interest rate
Futures	—	—	489,449	(8,760,546,779)	(4,450)	(369,496)	66,489,448,610	25,046	7,611,075	(83,222,672,828)	(13,820)	(21,488,659)
	—	—	489,449	(8,760,546,779)	(4,450)	(369,496)	66,489,448,610	25,046	7,611,075	(83,222,672,828)	(13,820)	(21,488,659)
Total	$480,871,428	100	$5,162,290	$(9,336,516,318)	(4,450)	$(3,841,427)	$80,219,918,000	63,349	$144,535,544	$(93,657,099,571)	(31,941)	$(126,606,370)

Collateral balances supporting all derivative positions						$4,369,612						$99,865,289

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

	Graham Macro Directional LLC
	Long exposure			Short exposure
	Notional amounts	Number of contracts	Derivative Assets	Notional amounts	Number of contracts	Derivative Liabilities

Foreign currency exchange rate
Forwards	$72,680,881	—	$796,022	$(92,523,752)	—	$(681,004)
Total	$72,680,881	—	$796,022	$(92,523,752)	—	$(681,004)

Collateral balances supporting all derivative positions						$1,504,495

Index
Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the realized and unrealized gains and losses on all financial instruments held by the Master Funds reported in net gain on investments in their statements of operations segregated by primary underlying risk and contract type for the three months ended June 30, 2010:

	Graham Commodity Strategies LLC	Graham Discretionary Energy Trading III LLC	Graham Fed Policy Ltd.	Graham Global Monetary Policy LLC	Graham GMP Securities LLC	Graham K4D Trading Ltd.	Graham Macro Directional LLC	Graham Short Term Global Macro LLC
Commodity price
Futures	$(13,187,255)	$(5,186,347)	$3,979,881	$2,862,473	$—	$(50,167,010)	$(603,690)	$(221,336)
Options	—	1,874,590	—	—	—	—	—	—
	(13,187,255)	(3,311,757)	3,979,881	2,862,473	—	(50,167,010)	(603,690)	(221,336)
Equity price
Futures	—	—	—	2,212,502	—	(29,055,274)	2,484,139	334,113
	—	—	—	2,212,502	—	(29,055,274)	2,484,139	334,113
Foreign currency exchange rate
Futures	—	—	—	—	—	2,398,505	—	—
Forwards	—	—	—	46,487,972	20,691	(9,137,401)	4,509,743	395,464
Options	—	—	—	202,284	—	—	—	(2,679,231)
	—	—	—	46,690,256	20,691	(6,738,896)	4,509,743	(2,283,767)
Interest rate
Bonds	—	—	—	—	—	—	769,659	86,547
Futures	—	—	(2,197,604)	5,812,180	—	92,793,103	1,191,310	874,480
Interest rate swaps	—	—	3,821,203	—	(2,147,422)	—	—	—
Options	—	—	—	—	—	—	—	—
	—	—	1,623,599	5,812,180	(2,147,422)	92,793,103	1,960,969	961,027
Total	$(13,187,255)	$(3,311,757)	$5,603,480	$57,577,411	$(2,126,731)	$6,831,923	$8,351,161	$(1,209,963)

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the realized and unrealized gains and losses on all financial instruments held by the Master Funds reported in net gain on investments in their statements of operations segregated by primary underlying risk and contract type for the six months ended June 30, 2010:

	Graham Commodity Strategies LLC	Graham Discretionary Energy Trading III LLC	Graham Fed Policy Ltd.	Graham Global Monetary Policy LLC	Graham GMP Securities LLC	Graham K4D Trading Ltd.	Graham Macro Directional LLC	Graham Short Term Global Macro LLC
Commodity price
Futures	$(5,101,641)	$3,340,660	$3,979,882	$5,040,770	$—	$(73,935,555)	$(1,361,710)	$(1,014,186)
Options	—	1,157,240	—	—	—	—	—	—
	(5,101,641)	4,497,900	3,979,882	5,040,770	—	(73,935,555)	(1,361,710)	(1,014,186)
Equity price
Futures	—	—	—	3,338,610	—	(61,669,638)	2,272,190	158,138
	—	—	—	3,338,610	—	(61,669,638)	2,272,190	158,138
Foreign currency exchange rate
Futures	—	—	—	—	—	3,110,816	—	—
Forwards	—	—	—	84,190,388	20,691	(9,218,276)	13,689,981	1,947,897
Options	—	—	—	(3,317,727)	—	—	—	(5,205,080)
	—	—	—	80,872,661	20,691	(6,107,460)	13,689,981	(3,257,183)
Interest rate
Bonds	—	—	—	—	(45,362)	—	—	—
Futures	—	—	858,476	6,254,151	—	105,319,873	1,191,310	874,480
Interest rate swaps	—	—	9,830,852	(403,000)	(2,147,423)	—	—	—
Options	—	—	—	(12,500)	—	—	—	—
	—	—	10,689,328	5,838,651	(2,192,785)	105,319,873	1,191,310	874,480
Total	$(5,101,641)	$4,497,900	$14,669,210	$95,090,692	$(2,172,094)	$(36,392,780)	$15,791,771	$(3,238,751)

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the realized and unrealized gains and losses on all financial instruments held by the Master Funds reported in net gain on investments in their statements of operations segregated by primary underlying risk and contract type for the three months ended June 30, 2009:

	Graham Commodity Strategies LLC	Graham Fed Policy Ltd.	Graham Global Monetary Policy LLC	Graham K4D Trading Ltd.	Graham Macro Directional LLC
Commodity price
Futures	$5,082,395	$—	$1,722,582	$(21,576,351)	$540,498
	5,082,395	—	1,722,582	(21,576,351)	540,498
Equity price
Futures	—	—	(76,401)	(7,423,135)	(197,375)
Options	—	—		—	—
	—	—	(76,401)	(7,423,135)	(197,375)
Foreign currency exchange rate
Futures	—	—	425,330	370,184	—
Forwards	—	512,837	11,609,700	17,287,755	9,237,403
Options	—	14,461,894	(851,100)	—	(275,879)
	—	14,974,731	11,183,930	17,657,939	8,961,524
Interest rate
Futures	—	18,319,607	5,633,691	(17,501,912)	(796,258)
Options	—	(27,699,052)	—	—	—
	—	(9,379,445)	5,633,691	(17,501,912)	(796,258)
Total	$5,082,395	$5,595,286	$18,463,802	$(28,843,459)	$8,508,389

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the realized and unrealized gains and losses on all financial instruments held by the Master Funds reported in net gain on investments in their statements of operations segregated by primary underlying risk and contract type for the six months ended June 30, 2009:

	Graham Commodity Strategies LLC	Graham Fed Policy Ltd.	Graham Global Monetary Policy LLC	Graham K4D Trading Ltd.	Graham Macro Directional LLC
Commodity price
Futures	$8,727,378	$—	$2,965,595	$(35,187,009)	$943,978
	8,727,378	—	2,965,595	(35,187,009)	943,978
Equity price
Futures	—	—	(853,781)	(52,176,459)	185,920
Options	—	—	(135,476)	—	—
	—	—	(989,257)	(52,176,459)	185,920
Foreign currency exchange rate
Futures	—	—	425,330	(2,586,197)	—
Forwards	—	512,837	24,214,452	4,965,566	9,023,345
Options	—	14,461,894	(851,100)	—	(275,879)
	—	14,974,731	23,788,682	2,379,369	8,747,466
Interest rate
Futures	—	—	5,577,162	(10,789,484)	(3,399,636)
Options	—	—	—	—	—
	—	—	5,577,162	(10,789,484)	(3,399,636)
Total	$8,727,378	$14,974,731	$31,342,182	$(95,773,583)	$6,477,728

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

	June 30, 2010	December 31, 2009
Assets:
Cash and cash equivalents	$517,286,644	$485,846,462
Investments in fixed income securities	1,739,320,224	1,421,913,802
Redemptions receivable	—	—
Accrued interest income	5,566,668	4,848,122
Total assets	2,262,173,536	1,912,608,386

Liabilities:
Other payables	20,000	—
Total liabilities	20,000	—

Members’ capital	2,262,153,536	1,912,608,386
Total liabilities and members’ capital	$2,262,173,536	$1,912,608,386

The following table summarizes the results of operations of GCA for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Investment income
Interest income	$3,036,438	$1,109,092	$5,659,711	$1,928,768
Net investment income	3,036,438	1,109,092	5,659,711	1,928,768
Net income	$3,036,438	$1,109,092	$5,659,711	$1,928,768

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

The following represents the condensed schedule of investments for GCA as of June 30, 2010:

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

The following represents the condensed schedule of investments for GCA as of December 31, 2009:

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

Index

Graham Alternative Investment Trading II LLC

Statements of Financial Condition

	June 30, 2010 (Unaudited)	December 31, 2009 (Audited)
Assets
Cash and cash equivalents	$6	$770
Investment in Graham K4D Trading Ltd., at fair value	2,648,629	3,256,884
Investment in Graham Cash Assets LLC, at fair value	49,962,712	34,112,305
Accrued commission reimbursements	16,877	15,286
Receivable from Graham K4D Trading Ltd.	986	—
Total assets	$52,629,210	$37,385,245

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$386,076	$—
Accrued brokerage fees	119,616	88,838
Accrued advisory fees	86,433	63,502
Accrued sponsor fees	43,216	31,751
Accrued incentive allocation	—	479
Payable to Graham K4D Trading Ltd.	—	343
Total liabilities	635,341	184,913

Members’ capital:
Class 0 Units (336,335.874 and 222,427.212 units issued and outstanding at $95.72 and $100.59 per unit, respectively)	32,195,638	22,373,766
Class 2 Units (211,608.757 and 149,683.130 units issued and outstanding at $93.33 and $99.05 per unit, respectively)	19,749,010	14,826,566
Class M Units (500.000 and 0.000 units issued and outstanding at $98.44 and $0.00 per unit, respectively)	49,221	—
Total members’ capital	51,993,869	37,200,332
Total liabilities and members’ capital	$52,629,210	$37,385,245

See accompanying notes.

Index

Graham Alternative Investment Trading II LLC

Statements of Operations and Managing Member Allocation

	Three Months Ended June 30,		Six Months Ended June 30,
	2010 (Unaudited)	2009 (Unaudited)	2010 (Unaudited)	2009 (Unaudited)
Net gain (loss) allocated from investment in Graham K4D Trading Ltd.:
Net realized gain (loss) on investments	$1,981,644	$(25,538)	$(138,593)	$(82,766)
Net decrease in unrealized appreciation on investments	(1,771,166)	(102,590)	(561,450)	(111,144)
Brokerage commissions and fees	(54,578)	(8,188)	(100,540)	(10,080)
Net gain (loss) allocated from investment in Graham K4D Trading Ltd.	155,900	(136,316)	(800,583)	(203,990)

Net investment loss allocated from investment in Graham K4D Trading Ltd.	(1,202)	(246)	(3,260)	(326)

Investment income:
Interest income	67,524	5,400	121,117	7,651
Other income	54,578	8,188	100,540	10,080
Total investment income	122,102	13,588	221,657	17,731

Expenses:
Brokerage fees	353,595	38,697	629,142	49,966
Advisory fees	256,548	23,867	456,950	30,741
Sponsor fees	128,274	11,934	228,475	15,371
Interest and other	3,714	941	4,910	1,741
Total expenses	742,131	75,439	1,319,477	97,819
Net investment loss of the Fund	(620,029)	(61,851)	(1,097,820)	(80,088)

Net loss	(465,331)	(198,413)	(1,901,663)	(284,404)

Incentive allocation	—	(42)	—	(42)

Net loss available for pro-rata allocation to all members	$(465,331)	$(198,455)	$(1,901,663)	$(284,446)

See accompanying notes.

Index

Graham Alternative Investment Trading II LLC

Statements of Changes in Members’ Capital

For the six months ended June 30, 2010 (unaudited) and 2009 (unaudited)

	Class 0		Class 2		Class M		Total Capital
	Units	Capital	Units	Capital	Units	Capital
Members’ capital, January 4, 2009	—	$—	—	$—	—	$—	$—
Initial subscriptions	2,240.000	224,000	5,750.000	575,000	—	—	799,000
Subscriptions	20,910.138	2,030,000	35,339.448	3,430,597	—	—	5,460,597
Redemptions	—	—	(500.000)	(48,951)	—	—	(48,951)
Incentive allocation	—	—	—	42	—	—	42
Net loss available for pro-rata allocation	—	(87,637)	—	(196,809)	—	—	(284,446)
Members’ capital, June 30, 2009	23,150.138	$2,166,363	40,589.448	$3,759,879	—	$—	$5,926,242

	Class 0		Class 2		Class M		Total Capital
	Units	Capital	Units	Capital	Units	Capital

Members’ capital, December 31, 2009	222,427.212	$22,373,766	149,683.130	$14,826,566	—	$—	$37,200,332
Subscriptions	119,836.004	11,326,000	70,361.090	6,673,010	500.000	50,000	18,049,010
Redemptions	(5,927.342)	(569,567)	(8,435.463)	(784,243)	—	—	(1,353,810)
Net loss available for pro-rata allocation	—	(934,561)	—	(966,323)	—	(779)	(1,901,663)
Members’ capital, June 30, 2010	336,335.874	$32,195,638	211,608.757	$19,749,010	500.000	$49,221	$51,993,869

See accompanying notes.

Index

Graham Alternative Investment Trading II LLC

Statements of Cash Flows

For the six months ended June 30, 2010 (unaudited) and 2009 (unaudited)

	Six Months Ended June 30,
	2010 (Unaudited)	2009 (Unaudited)
Cash flows used in operating activities
Net loss	$(1,901,663)	$(284,404)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss allocated from investment in Graham K4D Trading Ltd.	803,843	204,316
Net income allocated from investment in Graham Cash Assets LLC	(121,117)	(4,168)
Net income allocated from investment in Graham Cash Assets II LLC	—	(3,483)
Proceeds from sale of investments in Graham K4D Trading Ltd.	22,879,428	1,565,627
Proceeds from sale of investments in Graham Cash Assets LLC	24,766,140	3,104,431
Proceeds from sale of investments in Graham Cash Assets II LLC	—	4,786,414
Investments in Graham K4D Trading Ltd.	(23,076,345)	(2,228,260)
Investments in Graham Cash Assets LLC	(40,495,430)	(8,593,914)
Investments in Graham Cash Assets II LLC	—	(4,782,931)
Changes in assets and liabilities:
Accrued commission reimbursements	(1,591)	(4,258)
Accrued brokerage fees	30,778	16,009
Accrued advisory fees	22,931	9,792
Accrued sponsor fees	11,465	4,896
Accrued incentive allocation	(479)	42
Net cash used in operating activities	(17,082,040)	(6,209,891)

Cash flows provided by financing activities
Subscriptions	18,049,010	6,259,597
Redemptions	(967,734)	(48,951)
Net cash provided by financing activities	17,081,276	6,210,646

Net (decrease) increase in cash and cash equivalents	(764)	755

Cash and cash equivalents, beginning of period	770	—
Cash and cash equivalents, end of period	$6	$755

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

●	Level 1 inputs are unadjusted closing or settle prices for such assets or liabilities as published by the primary exchange upon which they are traded.
●	Level 2 inputs include quoted prices for similar assets and liabilities obtained from independent brokers and/or market makers in each security.
●	Level 3 inputs are those which are considered unobservable and are significant in arriving at fair value.

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

June 30, 2010
Investment – Objective	Percent of Members’Capital	Fair Value	Net Income (three months then ended)	Net Income (six months then ended)

Graham K4D Trading Ltd. (a)	5.09%	$2,648,629	$154,698	$(803,843)
	5.09%	$2,648,629	$154,698	$(803,843)

(a) – Systematic macro

December 31, 2009
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (twelve months then ended)

Graham K4D Trading Ltd. (a)	8.75%	$3,256,884	$1,203,633
	8.75%	$3,256,884	$1,203,633

(a) – Systematic macro

Index
Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)

3. Investment in Graham K4D Trading Ltd. (continued)

The following table summarizes the financial position of K4D Trading as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Assets:
Cash and cash equivalents	$9	$425
Due from brokers	69,895,643	99,865,289
Derivative financial instruments, at fair value	17,469,369	17,929,174
Subscriptions receivable	—	4,331
Interest receivable	5,753	293
Total assets	87,370,774	117,799,512

Liabilities:
Derivative financial instruments, at fair value	14,792,793	—
Due to brokers	217,908	—
Redemptions payable	—	4,331
Total liabilities	15,010,701	4,331
Net assets	$72,360,073	$117,795,181

Percentage of Master Fund held by the Fund	3.66%	2.76%

The following table summarizes the results of operations of K4D Trading for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net investment loss	$(33,308)	$(61,998)	$(101,716)	$(81,619)

Net realized gain (loss) on investments	56,094,201	(27,997,936)	(21,798,070)	(71,431,667)
Net decrease in appreciation on investments	(49,262,278)	(845,523)	(14,594,710)	(24,341,916)
Brokerage commissions and fees	(1,525,901)	(2,028,200)	(3,006,196)	(2,915,095)
Net gain (loss) on investments	5,306,022	(30,871,659)	(39,398,976)	(98,688,678)
Net gain (loss)	$5,272,714	$(30,933,657)	$(39,500,692)	$(98,770,297)

Index
Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)

3. Investment in Graham K4D Trading Ltd. (continued)

The following represents the condensed schedule of investments for Graham K4D Trading Ltd. as of June 30, 2010:

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

Index
Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)

3. Investment in Graham K4D Trading Ltd. (continued)

The following represents the condensed schedule of investments for Graham K4D Trading Ltd. as of June 30, 2010:

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

Index
Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)

3. Investment in Graham K4D Trading Ltd. (continued)

The following represents the condensed schedule of investments for Graham K4D Trading Ltd. as of December 31, 2009:

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

Index
Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)

3. Investment in Graham K4D Trading Ltd. (continued)

The following represents the condensed schedule of investments for Graham K4D Trading Ltd. as of December 31, 2009:

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

	Graham K4D Trading Ltd.
	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities

Commodity price
Futures	$852,878,745	13,825	$(610,698,194)	(12,919)	$17,970,218	$(19,741,531)
	852,878,745	13,825	(610,698,194)	(12,919)	17,970,218	(19,741,531)

Equity price
Futures	6,261,586,751	7,005	(4,533,067,349)	(5,910)	11,561,817	(13,548,391)
	6,261,586,751	7,005	(4,533,067,349)	(5,910)	11,561,817	(13,548,391)

Foreign currency exchange rate
Futures	203,120,789	1,970	(147,847,465)	(1,423)	2,845,220	(1,877,074)
Forwards	986,837,671	—	(1,130,612,360)	—	14,923,765	(29,716,558)
	1,189,958,460	1,970	(1,278,459,825)	(1,423)	17,768,985	(31,593,632)

Interest rate
Futures	71,563,288,992	38,241	(11,383,856,485)	(13,663)	30,621,720	(10,362,610)
Interest rate swaps	—	—	—	—	—	—
	71,563,288,992	38,241	(11,383,856,485)	(13,663)	30,621,720	(10,362,610)
Total	$79,867,712,948	61,041	$(17,806,081,853)	(33,915)	$77,922,740	$(75,246,164)

Collateral balances supporting all derivative positions						$69,677,735

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

	Graham K4D Trading Ltd.
	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities

Commodity price
Futures	$1,281,924,053	21,625	$(699,668,279)	(11,135)	$42,918,544	$(22,469,474)
	1,281,924,053	21,625	(699,668,279)	(11,135)	42,918,544	(22,469,474)

Equity price
Futures	6,321,952,643	16,319	(3,918,741,020)	(5,980)	14,812,534	(7,108,988)
	6,321,952,643	16,319	(3,918,741,020)	(5,980)	14,812,534	(7,108,988)

Foreign currency exchange rate
Futures	30,156,168	359	(108,869,583)	(1,006)	757,620	(434,222)
Forwards	6,096,436,526	—	(5,707,147,861)	—	78,435,771	(75,105,027)
	6,126,592,694	359	(5,816,017,444)	(1,006)	79,193,391	(75,539,249)

Interest rate
Futures	66,489,448,610	25,046	(83,222,672,828)	(13,820)	7,611,075	(21,488,659)
	66,489,448,610	25,046	(83,222,672,828)	(13,820)	7,611,075	(21,488,659)
Total	$80,219,918,000	63,349	$(93,657,099,571)	(31,941)	$144,535,544	$(126,606,370)

Collateral balances supporting all derivative positions						$99,865,289

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

	June 30, 2010	December 31, 2009
Assets:
Cash and cash equivalents	$517,286,644	$485,846,462
Investments in fixed income securities	1,739,320,224	1,421,913,802
Redemptions receivable	—	—
Accrued interest income	5,566,668	4,848,122
Total assets	2,262,173,536	1,912,608,386

Liabilities:
Other payables	20,000	—
Total liabilities	20,000	—

Members’ capital	2,262,153,536	1,912,608,386
Total liabilities and members’ capital	$2,262,173,536	$1,912,608,386

The following table summarizes the results of operations of GCA for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Investment income
Interest income	$3,036,438	$1,109,092	$5,659,711	$1,928,768
Net investment income	3,036,438	1,109,092	5,659,711	1,928,768
Net income	$3,036,438	$1,109,092	$5,659,711	$1,928,768

Index

Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

The following represents the condensed schedule of investments for GCA as of June 30, 2010:

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

The following represents the condensed schedule of investments for GCA as of December 31, 2009:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Graham Cash Assets LLC
Investments in Fixed Income Securities (cost 1,421,913,802)
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

Index

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

Index

Blended Strategies Portfolio

Three Months Ended June 30, 2010

For the three months ended June 30, 2010 the Fund’s net asset value increased by $6,466,177, a 5.2% net increase.  This increase was attributable to a $5,128,166, or 4.1%, net increase in the Blended Strategies Portfolio and a $1,338,011, or 1.1%, net increase in the Systematic Strategies Portfolio.

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

For the second quarter of 2010, the portfolio experienced net trading gains of $399,617 attributable to the following sectors:  (i) agriculture (-$139,172); (ii) energy (-$125,680); (iii) foreign exchange ($1,515,508); (iv) interest rates (-$265,443); (v) metals (-$148,393); (vi) softs (-$124,172); and (vii) stock indices (-$313,031).  The portfolio recorded net losses in April as gains from trading in the energy and fixed income sectors were more than offset by losses in global equity indices and metals.  The portfolio profited from short positions in natural gas and calendar spreads in crude oil, while in fixed income gains were recorded as yields on short-term instruments continued to decline.  Smaller losses for the month were recorded from volatility in currencies and metals prices.  During May, the portfolio’s performance benefitted from gains in the foreign exchange component as the U.S. dollar trended lower versus most other global currencies.  The portfolio also recorded profits in May by taking advantage of strength in global equity index futures and commodities.  Trading in stock index futures also contributed to positive performance as equity prices continued their recent upward trend.  The portfolio experienced losses in June due primarily to trend reversals in the fixed income, currency, and commodity markets. These markets experienced sudden reversals as the recent bullish tone of the markets moderated during June, and the markets reversed to a more cautious sentiment with decreased risk taking.

Index

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

For the six months ended June 30, 2010, the portfolio experienced net trading gains of $1,716,167 attributable to the following sectors:  (i) agriculture (-$81,862); (ii) energy (-$1,548,074); (iii) foreign exchange ($2,170,572); (iv) interest rates ($5,244,678); (v) metals (-$908,255); (vi) softs (-$766,518); and (vii) stock indices (-$2,394,374).  The portfolio recorded a gain during April. The majority of the portfolio’s profits were attributable to positions in the fixed income markets, which benefited from rising prices in Europe. Additional gains also stemmed from lower equity prices in Europe and rising crude oil prices. In the commodity markets, trading in metals produced relatively flat results, while positions in the grains markets, specifically corn and wheat, resulted in minor losses.  The portfolio had net gains in the month of May.  Profits were primarily attributable to positions in the fixed income and currency markets, with the portfolio benefitting as investors sought a safe haven and purchased global bonds, while the euro weakened.  The portfolio’s overall gain was partially offset by losses that resulted from price declines in crude oil, global equity indices, and industrial metals.  The portfolio recorded a modest loss during June.  The majority of these losses resulted from trading in currencies amid general U.S. dollar weakness and in the energy markets from trading in natural gas and crude oil.  The portfolio experienced smaller losses in base metals, soft commodities and global stock index futures.   Gains recorded in the fixed income sector as yields fell sharply during the month offset a majority of the month’s losses.  For the month of March, trading gains were recorded in global stock indices as equities rallied, and in energy amid falling natural gas prices. The portfolio also generated profits in currencies, agriculturals and industrial metals.  Losses in the U.S. fixed income markets detracted from the portfolio’s overall profits. During February, the portfolio was profitable in both systematic and discretionary trading in foreign exchange, including positions in European currencies and the Australian dollar.  Additional gains stemmed from positions in the European fixed income and industrial metals markets.  Smaller losses, from trading in global stock indices and commodities offset a portion of the month’s gains.  The portfolio recorded a net loss during January due primarily to sharp reversals in global equity indices, currencies and commodities.  These losses were partially offset by gains in the fixed income sector from both the discretionary and systematic portion of the portfolio.  The discretionary portion of the portfolio also contributed gains in currencies, which were generated by short positions in the euro as well as short crosses in the Swiss franc and Australian and New Zealand dollars.

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

Index

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

For the six months ended June 30, 2009, the portfolio experienced net trading gains of $684,153 attributable to the following sectors:  (i) agriculture (-$303,053); (ii) energy ($134,426); (iii) foreign exchange ($1,831,093); (iv) interest rates ($100,049); (v) metals (-$410,332); (vi) softs (-$251,736); and (vii) stock indices (-$416,294).  The portfolio recorded net losses in April as gains from trading in the energy and fixed income sectors were more than offset by losses in global equity indices and metals.  The portfolio profited from short positions in natural gas and calendar spreads in crude oil, while in fixed income gains were recorded as yields on short-term instruments continued to decline.  Smaller losses for the month were recorded from volatility in currencies and metals prices.  During May, the portfolio’s performance benefitted from gains in the foreign exchange component as the U.S. dollar trended lower versus most other global currencies.  The portfolio also recorded profits in May by taking advantage of strength in global equity index futures and commodities.  Trading in stock index futures also contributed to positive performance as equity prices continued their recent upward trend.  The portfolio experienced losses in June due primarily to trend reversals in the fixed income, currency, and commodity markets. These markets experienced sudden reversals as the recent bullish tone of the markets moderated during June, and the markets reversed to a more cautious sentiment with decreased risk taking.  The portfolio experienced losses in March due primarily to dramatic trend reversals in global equity indices.  Positions in currencies also adversely impacted performance. The U.S. dollar reversed and weakened against other currencies as equity markets strengthened. In particular, commodity currencies appreciated against the dollar as commodity prices rebounded.  The discretionary strategies of the portfolio posted gains in March from various trades in global fixed income and currencies.  Gains from favorable fixed income positions in U.S. and European interest rate futures helped offset a portion of the losses recorded in other asset classes.  During February, the portfolio benefitted from the trend in the equity index markets, as equity prices plunged in the wake of deteriorating economic conditions and lingering doubts concerning the effectiveness of global stimulus measures.  Additional gains were from trading in the agricultural commodities and energy markets, as food and energy prices generally declined amid shifting supply and demand fundamentals. A portion of the portfolio’s overall gain for the month was offset by losses experienced from trading in the currency markets, as the U.S. dollar continued to strengthen versus many of the world’s major currencies, as well as from trading in the metals and soft commodities markets.  In January, the portfolio recorded gains primarily from trading in the equity index and currency markets, as global equity prices plummeted and the U.S. dollar rallied on the heels of heightened recessionary fears and persistent “safe haven” buying of the greenback. Additional gains were recorded across the energy and agricultural commodities markets, as prices retreated in the wake of slowing global demand for many raw materials. A portion of the gains for the month were offset by losses experienced across the fixed income markets, as global bond prices reversed their recent bullish trend and moved sharply lower, as well as from trading in the metals and soft commodities markets.

Systematic Strategies Portfolio

Three Months Ended June 30, 2010

For the three months ended June 30, 2010 the Fund’s net asset value increased by $6,466,177, a 5.2% net increase. This increase was attributable to a $5,128,166, or 4.1%, net increase in the Blended Strategies Portfolio and a $1,338,011, or 1.1%, net increase in the Systematic Strategies Portfolio.

The net increase of $1,338,011, or 1.1%, in the Systematic Strategies Portfolio was attributable to total subscriptions of $1,785,268, or 1.4%, partially offset by redemptions totaling $332,818, or -0.2%, and a net loss of $114,439, or -0.1%, for the three months ended June 30, 2010.

Index

For the second quarter of 2010, the portfolio experienced net trading gains of $42,567 attributable to the following sectors:  (i) agriculture (-$84,177); (ii) energy (-$304,083); (iii) foreign exchange (-$71,533); (iv) interest rates ($879,528); (v) metals (-$70,581); (vi) softs (-$20,043); and (vii) stock indices (-$286,544).  The portfolio posted a solid gain in April. Profits were largely the result of positions in the fixed income markets as investors bought bonds as a safe haven. In foreign exchange, the portfolio took advantage of the euro’s decline against virtually all currencies, while positions in the Australian and Canadian dollars benefited the portfolio earlier in the month. Positions in the energy and soft markets also resulted in gains as crude oil and cotton prices rose. Gains in these commodity markets partially mitigated negative results from the metals and agricultural markets, as falling base metals prices and rising wheat prices generated losses.  The portfolio recorded a modest loss in May.  Losses were incurred amid volatile conditions in global equity indices and crude oil, as prices fell sharply.  Similarly, steep declines in industrial metals resulted in modest losses.  However, the portfolio recorded offsetting gains in the fixed income markets as investors bought bonds in a flight to safety.  Additional profits stemmed from positions in the foreign exchange markets as our models benefitted from the euro’s decline against other major currencies.  The portfolio recorded a loss in June.  Global markets witnessed multiple price reversals during the month.  Strengthening European currencies versus the U.S. dollar, predominately the Swiss franc, and choppiness in global stock indices led to the majority of the portfolio’s losses. Trading in commodities also resulted in losses as prices moved in a choppy range for most of the month.  The portfolio captured offsetting profits from trading in fixed income, as benchmark yields continued to decline in the U.S., Europe and Asia, with the most significant gains coming from U.S. instruments.

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

For the second quarter of 2009, the portfolio experienced net trading losses of $5,079 attributable to the following sectors:  (i) agriculture (-$299); (ii) energy (-$2,235); (iii) foreign exchange ($2,478); (iv) interest rates (-$3,109); (v) metals (-$740); (vi) softs (-$1,026); and (vii) stock indices (-$148).  The portfolio recorded net losses in April as gains from trading in the energy and fixed income sectors were more than offset by losses in global equity indices and metals.  The portfolio profited from short positions in natural gas and calendar spreads in crude oil, while in fixed income gains were recorded as yields on short-term instruments continued to decline.  Smaller losses for the month were recorded from volatility in currencies and metals prices.  During May, the portfolio’s performance benefitted from gains in the foreign exchange component as the U.S. dollar trended lower versus most other global currencies.  The portfolio also recorded profits in May by taking advantage of strength in global equity index futures and commodities.  Trading in stock index futures also contributed to positive performance as equity prices continued their recent upward trend.  The portfolio experienced losses in June due primarily to trend reversals in the fixed income, currency, and commodity markets. These markets experienced sudden reversals as the recent bullish tone of the markets moderated during June, and the markets reversed to a more cautious sentiment with decreased risk taking.

Index

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

For the six months ended June 30, 2010, the portfolio experienced net trading gains of $1,551 attributable to the following sectors:  (i) agriculture ($232); (ii) energy ($2,122); (iii) foreign exchange ($308); (iv) interest rates (-$7,061); (v) metals ($985); (vi) softs ($1,295); and (vii) stock indices ($3,670).   The portfolio posted a solid gain in April. Profits were largely the result of positions in the fixed income markets as investors bought bonds as a safe haven. In foreign exchange, the portfolio took advantage of the euro’s decline against virtually all currencies, while positions in the Australian and Canadian dollars benefited the portfolio earlier in the month. Positions in the energy and soft markets also resulted in gains as crude oil and cotton prices rose. Gains in these commodity markets partially mitigated negative results from the metals and agricultural markets, as falling base metals prices and rising wheat prices generated losses.  The portfolio recorded a modest loss in May.  Losses were incurred amid volatile conditions in global equity indices and crude oil, as prices fell sharply.  Similarly, steep declines in industrial metals resulted in modest losses.  However, the portfolio recorded offsetting gains in the fixed income markets as investors bought bonds in a flight to safety.  Additional profits stemmed from positions in the foreign exchange markets as our models benefitted from the euro’s decline against other major currencies.  The portfolio recorded a loss in June.  Global markets witnessed multiple price reversals during the month.  Strengthening European currencies versus the U.S. dollar, predominately the Swiss franc, and choppiness in global stock indices led to the majority of the portfolio’s losses. Trading in commodities also resulted in losses as prices moved in a choppy range for most of the month.  The portfolio captured offsetting profits from trading in fixed income, as benchmark yields continued to decline in the U.S., Europe and Asia, with the most significant gains coming from U.S. instruments.  During the month of March, profits were recorded in U.S. equity indices, as well as across Asian and European equity indices.  The portfolio also experienced gains in foreign exchange, with notable profits from long positions in the Canadian and Australian dollars.  Smaller gains were recorded in commodities trading.  Losses in the U.S. and Asian fixed income markets offset a portion of the portfolio’s overall gain for the month. The portfolio experienced gains in February as trends emerged in currencies and the fixed income markets.  The portfolio generated profits in foreign exchange, particularly from trading the Australian dollar, euro, yen and British pound. Similarly, a rally in the fixed income markets resulted in gains for the portfolio in European fixed income, particularly from positions in Euribor and BOBL. The portfolio incurred smaller losses for the month from trading commodities, including sugar, corn, wheat and crude oil.  The portfolio recorded a loss during January due primarily to sharp price trend reversals across virtually all macro sectors.  Specifically, losses occurred as the European equity index markets declined, while the U.S. dollar rallied against the Swiss franc, Australian and New Zealand dollars and the euro.  In the commodity sector, losses resulted as prices declined in industrial metals, crude oil and soybeans.  Smaller gains in the fixed income sector offset a portion of the month’s losses.

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

For the six months ended June 30, 2009, the portfolio experienced net trading losses of $5,158 attributable to the following sectors:  (i) agriculture (-$440); (ii) energy (-$1,473); (iii) foreign exchange ($917); (iv) interest rates (-$1,481); (v) metals (-$775); (vi) softs (-$815); and (vii) stock indices (-$1,091).  The portfolio recorded net losses in April as gains from trading in the energy and fixed income sectors were more than offset by losses in global equity indices and metals.  The portfolio profited from short positions in natural gas and calendar spreads in crude oil, while in fixed income gains were recorded as yields on short-term instruments continued to decline.  Smaller losses for the month were recorded from volatility in currencies and metals prices.  During May, the portfolio’s performance benefitted from gains in the foreign exchange component as the U.S. dollar trended lower versus most other global currencies.  The portfolio also recorded profits in May by taking advantage of strength in global equity index futures and commodities.  Trading in stock index futures also contributed to positive performance as equity prices continued their recent upward trend.  The portfolio experienced losses in June due primarily to trend reversals in the fixed income, currency, and commodity markets. These markets experienced sudden reversals as the recent bullish tone of the markets moderated during June, and the markets reversed to a more cautious sentiment with decreased risk taking.  The portfolio experienced losses in March due primarily to dramatic trend reversals in global equity indices.  Positions in currencies also adversely impacted performance. The U.S. dollar reversed and weakened against other currencies as equity markets strengthened. In particular, commodity currencies appreciated against the dollar as commodity prices rebounded.  Gains from favorable fixed income positions in U.S. and European interest rate futures helped offset a portion of the losses recorded in other asset classes. During February, the portfolio benefitted from the trend in the equity index markets, as equity prices plunged in the wake of deteriorating economic conditions and lingering doubts concerning the effectiveness of global stimulus measures.  Smaller gains were made across the fixed-income markets on the heels of “safe haven” buying of government debt, as well as from trading in the agricultural commodities and energy markets, as food and energy prices generally declined amid shifting supply and demand fundamentals.  A portion of the portfolio ‘s overall gain for the month was offset by losses experienced from trading in the currency and metals markets.  In January, the portfolio recorded gains primarily from trading in the equity index and currency markets, as global equity prices plummeted and the U.S. dollar rallied on the heels of heightened recessionary fears and persistent “safe haven” buying of the greenback. Additional gains were recorded across the energy and agricultural commodities markets, as prices retreated in the wake of slowing global demand for many raw materials. A portion of the gains for the month were offset by losses experienced across the fixed income markets, as global bond prices reversed their recent bullish trend and moved sharply lower, as well as from trading in the metals and soft commodities markets.

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

The following chart sets forth the purchases of Units of the Fund.

	Blended Strategies Portfolio Total Number of Units Purchased	Systematic Strategies Portfolio Total Number of Units Purchased
Period (as of)
April 1, 2010	20,735	7,690
May 1, 2010	15,569	1,019
June 1, 2010	23,912	7,848

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

Dated: March 11, 2011	GRAHAM ALTERNATIVE INVESTMENT FUND II LLC

	By:	GRAHAM CAPITAL MANAGEMENT, L.P.
its Manager

		By:	/s/ Paul Sedlack
Paul Sedlack, Chief Executive Officer

		By:	/s/ Jeff Baisley
Jeff Baisley, Chief Financial Officer