Form 10-Q/A
period 2010-09-30
GRAHAM ALTERNATIVE INVESTMENT FUND II LLC
filed 2011-03-15
CIK 1461237

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

Index

Graham Alternative Investment Fund II LLC

Consolidated Statements of Changes in Members’ Capital

For the nine months ended September 30, 2010 (unaudited) and 2009 (unaudited)

			Blended Strategies Portfolio
	Class 0 Units		Class 2 Units		Total
	Units	Capital	Units	Capital	Blended Strategies Portfolio

Members’ capital, December 31, 2008	516,925.720	$68,295,291	103,563.227	$11,572,329	$79,867,620
Subscriptions	179,093.598	23,729,020	57,423.228	6,375,993	30,105,013
Redemptions	(175,460.141)	(23,207,779)	(24,267.550)	(2,688,521)	(25,896,300)
Net income	—	1,341,254	—	126,209	1,467,463
Members’ capital, September 30, 2009	520,559.177	$70,157,786	136,718.905	$15,386,010	$85,543,796

			Blended Strategies Portfolio
	Class 0 Units		Class 2 Units		Total
	Units	Capital	Units	Capital	Blended Strategies Portfolio

Members’ capital, December 31, 2009	636,284.928	$86,253,313	161,590.940	$18,215,970	$104,469,283
Subscriptions	209,591.883	28,198,847	34,719.384	3,852,029	32,050,876
Redemptions	(29,568.829)	(3,996,683)	(15,785.104)	(1,753,415)	(5,750,098)
Net income	—	1,537,855	—	30,692	1,568,547
Members’ capital, September 30, 2010	816,307.982	$111,993,332	180,525.220	$20,345,276	$132,338,608

See accompanying notes.

Index

Graham Alternative Investment Fund II LLC

Consolidated Statements of Changes in Members’ Capital (continued)

For the nine months ended September 30, 2010 (unaudited) and 2009 (unaudited)

			Systematic Strategies Portfolio
	Class 0 Units		Class 2 Units		Total
	Units	Capital	Units	Capital	Systematic Strategies Portfolio	Total Members’ Capital

Members’ capital, December 31, 2008	—	$—	—	$—	$—	$79,867,620
Initial subscriptions	50.000	5,000	—	—	5,000	5,000
Subscriptions	29,264.646	2,756,500	12,109.772	1,143,999	3,900,499	34,005,512
Redemptions	—	—	—	—	—	(25,896,300)
Net income	—	211,497	—	70,204	281,701	1,749,164
Members’ capital, September 30, 2009	29,314.646	$2,972,997	12,109.772	$1,214,203	$4,187,200	$89,730,996

			Systematic Strategies Portfolio
	Class 0 Units		Class 2 Units		Total
	Units	Capital	Units	Capital	Systematic Strategies Portfolio	Total Members’ Capital

Members’ capital, December 31, 2009	41,862.245	$4,210,889	30,647.378	$3,035,716	$7,246,605	$111,715,888
Subscriptions	82,338.958	7,747,459	40,833.612	3,836,375	11,583,834	43,634,710
Redemptions	(3,128.865)	(303,574)	(2,481.015)	(233,697)	(537,271)	(6,287,369)
Net income (loss)	—	241,728	—	(61,653)	180,075	1,748,622
Members’ capital, September 30, 2010	121,072.338	$11,896,502	68,999.975	$6,576,741	$18,473,243	$150,811,851

See accompanying notes.

Index

Graham Alternative Investment Fund II LLC

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2010 (Unaudited)	2009 (Unaudited)
Cash flows used in operating activities
Net income	$1,748,622	$1,749,164
Adjustments to reconcile net income to net cash used in operating activities:
Net income allocated from investment in Graham Alternative Investment Trading LLC	(1,568,547)	(1,467,463)
Net income allocated from investment in Graham Alternative Investment Trading II LLC	(180,075)	(281,701)
Proceeds from sale of investments in Graham Alternative Investment Trading LLC	5,750,098	25,896,300
Proceeds from sale of investments in Graham Alternative Investment Trading II LLC	537,271	—
Investments in Graham Alternative Investment Trading LLC	(32,050,876)	(30,105,013)
Investments in Graham Alternative Investment Trading II LLC	(11,583,834)	(3,905,499)
Changes in assets and liabilities:
Redemption receivable from Graham Alternative Investment Trading LLC	(371,126)	910,062
Net cash used in operating activities	(37,718,467)	(7,204,150)

Cash flows provided by financing activities
Subscriptions	43,634,710	34,010,512
Redemptions	(5,916,243)	(26,806,362)
Net cash provided by financing activities	37,718,467	7,204,150

Net change in cash and cash equivalents	—	—

Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	$—

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

Index

Graham Alternative Investment Trading LLC

Statements of Financial Condition

	September 30, 2010 (Unaudited)	December 31, 2009 (Audited)
Assets
Cash and cash equivalents	$—	$49
Investments in Master Funds, at fair value	47,722,574	16,210,863
Investment in Graham Cash Assets LLC, at fair value	352,499,552	289,831,323
Accrued commission reimbursements	272,183	137,079
Receivable from Master Funds	9	2,825
Total assets	$400,494,318	$306,182,139

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$1,562,060	$572,512
Accrued brokerage fees	758,657	608,084
Accrued advisory fees	656,921	518,693
Accrued sponsor fees	328,460	259,346
Accrued incentive allocation	1,189,086	341,592
Payable to Master Funds	8,263	—
Total liabilities	4,503,447	2,300,227

Members’ capital:
Class 0 Units (2,432,830.504 and 1,851,259.271 units issued and outstanding at $137.19 and $135.56 per unit, respectively)	333,772,162	250,952,480
Class 2 Units (544,462.259 and 462,314.824 units issued and outstanding at $112.70 and $112.73 per unit, respectively)	61,361,176	52,116,241
Class M Units (4,671.470 and 4,671.470 units issued and outstanding at $183.57 and $174.08 per unit, respectively)	857,533	813,191
Total members’ capital	395,990,871	303,881,912
Total liabilities and members’ capital	$400,494,318	$306,182,139

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

See accompanying notes.

Index

Graham Alternative Investment Trading LLC

Statements of Changes in Members’ Capital

For the nine months ended September 30, 2010 (unaudited) and 2009 (unaudited)

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2008	1,585,426.608	$209,463,943	276,829.231	$30,933,785	4,671.470	$748,868	$241,146,596
Subscriptions	393,501.474	51,952,001	198,354.098	21,957,268	—	—	73,909,269
Redemptions	(256,441.514)	(33,785,402)	(59,319.349)	(6,580,690)	—	(1,315,601)	(41,681,693)
Incentive allocation	—	—	—	—	—	1,315,601	1,315,601
Net income available for pro-rata allocation	—	4,515,449	—	489,887	—	48,338	5,053,674
Members’ capital, September 30, 2009	1,722,486.568	$232,145,991	415,863.980	$46,800,250	4,671.470	$797,206	$279,743,447

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2009	1,851,259.271	$250,952,480	462,314.824	$52,116,241	4,671.470	$813,191	$303,881,912
Subscriptions	727,135.959	97,996,571	127,071.006	14,095,881	—	—	112,092,452
Redemptions	(145,564.726)	(19,555,651)	(44,923.571)	(4,975,824)	—	(1,194,778)	(25,726,253)
Incentive allocation	—	—	—	—	—	1,194,778	1,194,778
Net income available for pro-rata allocation	—	4,378,762	—	124,878	—	44,342	4,547,982
Members’ capital, September 30, 2010	2,432,830.504	$333,772,162	544,462.259	$61,361,176	4,671.470	$857,533	$395,990,871

See accompanying notes.

Index

Graham Alternative Investment Trading LLC

Statements of Cash Flows

	Nine Months Ended September 30,
	2010 (Unaudited)	2009 (Unaudited)
Cash flows used in operating activities
Net income	$5,742,760	$6,369,275
Adjustments to reconcile net income to net cash used in operating activities:
Net income allocated from investment in Master Funds	(16,446,211)	(14,489,844)
Net income allocated from investment in Graham Cash Assets LLC	(1,384,191)	(580,963)
Net income allocated from investment in Graham Cash Assets II LLC	—	(569,023)
Proceeds from sale of investments in Master Funds	237,721,282	160,049,081
Proceeds from sale of investments in Graham Cash Assets LLC	187,141,787	227,786,474
Proceeds from sale of investments in Graham Cash Assets II LLC	—	359,882,599
Investments in Master Funds	(252,775,703)	(164,789,765)
Investments in Graham Cash Assets LLC	(248,425,825)	(482,253,100)
Investments in Graham Cash Assets II LLC	—	(112,508,973)
Changes in assets and liabilities:
Accrued commission reimbursements	(135,104)	(35,817)
Accrued brokerage fees	150,573	53,857
Accrued advisory fees	138,228	31,277
Accrued sponsor fees	69,114	(5,206,063)
Accrued incentive allocation	847,494	15,638
Net cash used in operating activities	(87,355,796)	(26,245,347)

Cash flows provided by financing activities
Subscriptions	112,092,452	73,909,269
Redemptions	(24,736,705)	(47,663,458)
Net cash provided by financing activities	87,355,747	26,245,811

Net (decrease) increase in cash and cash equivalents	(49)	464

Cash and cash equivalents, beginning of period	49	195
Cash and cash equivalents, end of period	$—	$659

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
(d) – Energy Related
(e) – Commodities

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the financial position of each Master Fund as of September 30, 2010:

	Graham Commodity Strategies LLC (Delaware)	Graham Discretionary Energy Trading III LLC (Delaware)	Graham Fed Policy Ltd. (BVI)	Graham Global Monetary Policy LLC (Delaware)	Graham GMP Securities LLC (Delaware)	Graham K4D Trading Ltd. (BVI)	Graham Macro Directional LLC (Delaware)	Graham Short Term Global Macro LLC (Delaware)
Assets:
Cash and cash equivalents	$1	$—	$—	$—	$6	$—	$—	$—
Due from brokers	19,204,912	3,668,548	3,174,872	19,489,417	1,908,865	140,608,437	26,199,281	1,183,365
Options, at fair value	—	11,482,000	29,243,476	898,431	—	—	—	31,249
Derivative financial instruments, at fair value	23,519,240	4,706,904	20,179,904	3,584,276	—	74,010,326	253,089	—
Subscriptions receivable	—	—	12	130	156	—	—	38,268
Interest receivable	—	—	—	533	1	11,929	172	—
Total assets	42,724,153	19,857,452	52,598,264	23,972,787	1,909,028	214,630,692	26,452,542	1,252,882

Liabilities:
Options, at fair value	—	—	11,370,356	—	—	—	—	—
Derivative financial instruments, at fair value	—	—	—	—	533,509	—	302,924	485,235
Due to brokers	—	—	—	1,379,506	—	1,113,899	1,463,918	363,135
Redemptions payable	—	—	154	10	156	—	—	38,268
Total liabilities	—	—	11,370,510	1,379,516	533,665	1,113,899	1,766,842	886,638
Net assets	$42,724,153	$19,857,452	$41,227,754	$22,593,271	$1,375,363	$213,516,793	$24,685,700	$366,244

Percentage of Master Fund held by the Fund	14.42%	14.11%	13.88%	8.18%	7.77%	12.53%	17.13%	27.70%

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the results of operations of each Master Fund for the three and nine months ended September 30, 2010:

	Graham Commodity Strategies LLC (Delaware)	Graham Discretionary Energy Trading III LLC (Delaware)	Graham Fed Policy Ltd. (BVI)	Graham Global Monetary Policy LLC (Delaware)	Graham GMP Securities LLC (Delaware)	Graham K4D Trading Ltd. (BVI)	Graham Macro Directional LLC (Delaware)	Graham Short Term Global Macro LLC (Delaware)

	Three Months Ended September 30, 2010
Net investment income (loss)	$(1,462)	$(63,926)	$(3,721)	$(28,436)	$486	$(25,302)	$62,423	$723

Net realized gain (loss) on investments	(30,632,779)	(8,157,907)	20,771,895	2,888,717	(716,813)	(9,520,923)	2,616,752	1,479,222
Net increase (decrease) in appreciation on investments	31,565,216	13,651,897	3,687,486	2,868,043	(529,824)	68,863,324	(2,464,404)	15,070
Brokerage commissions and fees	(1,347,849)	(551,867)	(544,081)	(462,964)	(538)	(1,766,962)	(361,528)	(153,017)
Net gain (loss) on investments	(415,412)	4,942,123	23,915,300	5,293,796	(1,247,175)	57,575,439	(209,180)	1,341,275
Net income (loss)	$(416,874)	$4,878,197	$23,911,579	$5,265,360	$(1,246,689)	$57,550,137	$(146,757)	$1,341,998

	Nine Months Ended September 30, 2010
Net investment income (loss)	$(9,606)	$(95,164)	$(6,706)	$(47,142)	$(25,215)	$(127,018)	$(36,686)	$912

Net realized gain (loss) on investments	(27,201,108)	618,331	12,832,214	95,303,646	(4,743,412)	(31,318,993)	17,533,873	(3,686,155)
Net increase (decrease) in appreciation on investments	23,031,904	9,373,559	26,296,377	5,543,806	1,324,681	54,268,614	(1,589,754)	1,941,696
Brokerage commissions and fees	(3,540,939)	(1,066,971)	(2,885,788)	(1,618,332)	(1,695)	(4,773,158)	(665,723)	(285,325)
Net gain (loss) on investments	(7,710,143)	8,924,919	36,242,803	99,229,120	(3,420,426)	18,176,463	15,278,396	(2,029,784)
Net income (loss)	$(7,719,749)	$8,829,755	$36,236,097	$99,181,978	$(3,445,641)	$18,049,445	$15,241,710	$(2,028,872)

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following represents the condensed schedules of investments for the Master Funds as of September 30, 2010:

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

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following represents the condensed schedules of investments for the Master Funds as of September 30, 2010:

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

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following represents the condensed schedules of investments for the Master Funds as of September 30, 2010:

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

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following represents the condensed schedules of investments for the Master Funds as of September 30, 2010:

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

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following represents the condensed schedules of investments for the Master Funds as of September 30, 2010:

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

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following represents the condensed schedules of investments for the Master Funds as of September 30, 2010:

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

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following represents the condensed schedules of investments for the Master Funds as of September 30, 2010:

Description	Principal Amount		Fair Value	Percentage of Members’ Capital
Graham GMP Securities LLC
Short contracts
Interest Rate Swaps
Pay 0.69%, receive floating, quarterly expiring 09/13/12	CHF	(253,400,000)	$(255,841)	(18.60)%
Pay 0.70%, receive floating, quarterly expiring 09/13/12	CHF	(250,000,000)	(277,668)	(20.19)%
Total futures			(533,509)	(38.79)%

Total			$(533,509)	(38.79)%

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following represents the condensed schedules of investments for the Master Funds as of September 30, 2010:

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

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following represents the condensed schedules of investments for the Master Funds as of September 30, 2010:

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

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following represents the condensed schedules of investments for the Master Funds as of September 30, 2010:

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

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following represents the condensed schedules of investments for the Master Funds as of September 30, 2010:

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

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the financial position of each Master Fund as of December 31, 2009:

	Graham Commodity Strategies LLC (Delaware)	Graham Fed Policy Ltd. (BVI)	Graham Global Monetary Policy LLC (Delaware)	Graham K4D Trading Ltd. (BVI)	Graham Macro Directional LLC (Delaware)
Assets:
Cash and cash equivalents	$1,000	$218	$661	$425	$644
Due from brokers	9,338,086	15,446,856	4,369,612	99,865,289	1,504,495
Options, at fair value	—	13,752,876	4,562,737	—	—
Derivative financial instruments, at fair value	487,337	2,862,031	1,507,026	17,929,174	115,018
Subscriptions receivable	1,288	9,630	4,169	4,331	2,017
Interest receivable	—	—	105	293	—
Total assets	9,827,711	32,071,611	10,444,310	117,799,512	1,622,174

Liabilities:
Options, at fair value	—	9,228,344	1,568,611	—	—
Derivative financial instruments, at fair value	—	—	186,163	—	—
Due to brokers	—	48,333	—	—	—
Redemptions payable	1,288	9,772	13,305	4,331	2,017
Total liabilities	1,288	9,286,449	1,768,079	4,331	2,017
Net assets	$9,826,423	$22,785,162	$8,676,231	$117,795,181	$1,620,157

Percentage of Master Fund held by the Fund	7.77%	11.63%	9.97%	9.95%	12.85%

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table summarizes the results of operations of each Master Funds for the three and nine months ended September 30, 2009:

	Graham Commodity Strategies LLC (Delaware)	Graham Fed Policy Ltd. (BVI)	Graham Global Macro Focus LLC * (Delaware)	Graham Global Monetary Policy LLC (Delaware)	Graham K4D Trading Ltd. (BVI)	Graham Macro Directional LLC (Delaware)

	Three Months Ended September 30, 2009
Net investment income	$(5,961)	$(1,528)	$—	$(16,897)	$(87,844)	$(825)

Net realized gain (loss) on investments	(2,453,546)	3,332,452	—	(10,548,829)	71,311,018	(2,034,940)
Net increase (decrease) in appreciation on investments	(408,035)	14,092,262	—	(6,155,522)	62,612,060	1,140,287
Brokerage commissions and fees	(1,079,848)	(312,748)	—	(264,215)	(2,462,705)	(167,696)
Net gain (loss) on investments	(3,941,429)	17,111,966	—	(16,968,566)	131,460,373	(1,062,349)
Net income (loss)	$(3,947,390)	$17,110,438	$—	$(16,985,463)	$131,372,529	$(1,063,174)

	Nine Months Ended September 30, 2009
Net investment income (loss)	$(7,355)	$(7,197)	$33	$(32,278)	$(169,463)	$(1,643)

Net realized gain (loss) on investments	(7,326,588)	90,236,041	(299,050)	20,884,233	(120,649)	4,112,183
Net increase (decrease) in appreciation on investments	13,192,385	(57,836,596)	299,050	(6,246,402)	38,270,144	1,470,892
Brokerage commissions and fees	(2,416,865)	(1,027,152)	—	(655,942)	(5,377,799)	(392,311)
Net gain on investments	3,448,932	31,372,293	—	13,981,889	32,771,696	5,190,764
Net income	$3,441,577	$31,365,096	$33	$13,949,611	$32,602,233	$5,189,121

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

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the fair value classification of each investment type by Master Fund as of September 30, 2010:

	Graham Commodity Strategies LLC	Graham Discretionary Energy Trading III LLC	Graham Fed Policy Ltd.	Graham Global Monetary Policy LLC	Graham GMP Securities LLC	Graham K4D Trading Ltd.	Graham Macro Directional LLC	Graham Short Term Global Macro LLC
Long Contracts
Level 1:
Commodity futures	$88,030,528	$31,945,010	$—	$397,866	$—	$59,192,780	$382,600	$—
Commodity futures options	—	11,482,000	—	—	—	—	—	—
Commodity swaps	1,046,250	(6,661,440)	—	—	—	—	—	—
Currency futures	—	—	—	—	—	5,293,828	—	—
Foreign bond futures	—	—	—	(614,299)	—	3,171,287	—	—
Foreign index futures	—	—	—	(185,173)	—	(9,271,591)	—	—
Interest rate futures	—	—	20,073,979	—	—	9,544,082	—	—
Interest rate futures options	—	—	29,243,476	—	—	—	—	—
U.S. bond futures	—	—	—	1,622,203	—	5,765,314	(129,511)	—
U.S. bond futures options	—	—	—	672,965	—	—	—	—
U.S. index futures	—	—	—	(68,750)	—	11,745,619	—	—
Total Level 1	89,076,778	36,765,570	49,317,455	1,824,812	—	85,441,319	253,089	—

Level 2:
Foreign currency forwards	—	—	—	5,691,495	—	187,770,328	(257,568)	2,189,985
Foreign currency forwards options	—	—	—	225,466	—	—	—	31,249
Total Level 2	—	—	—	5,916,961	—	187,770,328	(257,568)	2,221,234
Total long contracts	$89,076,778	$36,765,570	$49,317,455	$7,741,773	$—	$273,211,647	$(4,479)	$2,221,234

Short Contracts
Level 1:
Commodity futures	$(62,782,708)	$(24,245,466)	$—	$457,290	$—	$(31,523,672)	$—	$(1,990)
Commodity swaps	(2,774,830)	3,668,800	—	—	—	—	—	—
Currency futures	—	—	—	—	—	836,397	—	—
Foreign bond futures	—	—	—	—	—	(665,490)	—	—
Foreign index futures	—	—	—	—	—	1,782,400	—	—
Interest rate futures	—	—	105,925	(1,607,212)	—	(1,203,356)	—	—
Interest rate futures options	—	—	(11,370,356)	—	—	—	—	—
U.S. bond futures	—	—	—	(59,813)	—	(741,000)	—	—
U.S. index futures	—	—	—	(135,450)	—	(5,955,442)	—	—
Total Level 1	(65,557,538)	(20,576,666)	(11,264,431)	(1,345,185)	—	(37,470,163)	—	(1,990)

Level 2:
Foreign currency forwards	—	—	—	(1,913,881)	—	(161,731,158)	(45,356)	(2,673,230)
Interest rate swaps	—	—	—	—	(533,509)	—	—	—
Total Level 2	—	—	—	(1,913,881)	(533,509)	(161,731,158)	(45,356)	(2,673,230)
Total short contracts	$(65,557,538)	$(20,576,666)	$(11,264,431)	$(3,259,066)	$(533,509)	$(199,201,321)	$(45,356)	$(2,675,220)

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

	Graham Commodity Strategies LLC						Graham Discretionary Energy Trading III LLC
	Long exposure		Short exposure				Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$2,363,889,660	3,217	$(162,940,388)	(32,565)	$116,391,502	$(91,143,682)	$946,777,990	20,615	$(982,295,785)	(17,506)	$50,371,230	$(45,664,326)
Commodity swaps	19,905,750	27	(46,998,000)	(65)	1,046,250	(2,774,830)	—	—	—	—	—	—
	2,383,795,410	3,244	(209,938,388)	(32,630)	117,437,752	(93,918,512)	946,777,990	20,615	(982,295,785)	(17,506)	50,371,230	(45,664,326)

Equity price
Futures	—	—	—	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—	—	—	—	—

Foreign currency exchange rate
Futures	—	—	—	—	—	—	—	—	—	—	—	—
Forwards	—	—	—	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—	—	—	—	—

Interest rate
Futures	—	—	—	—	—	—	—	—	—	—	—	—
Interest rate swaps	—	—	—	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—	—	—	—	—

Total	$2,383,795,410	3,244	$(209,938,388)	(32,630)	$117,437,752	$(93,918,512)	$946,777,990	20,615	$(982,295,785)	(17,506)	$50,371,230	$(45,664,326)

Collateral balances supporting all derivative positions						$19,204,912						$3,668,548

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

	Graham Fed Policy Ltd.						Graham Global Monetary Policy LLC
	Long exposure		Short exposure				Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities

Commodity price
Futures	$—	—	$—	—	$—	$—	$80,259,510	900	$(20,317,500)	(500)	$2,384,736	$(1,529,580)
	—	—	—	—	—	—	80,259,510	900	(20,317,500)	(500)	2,384,736	(1,529,580)

Equity price
Futures	—	—	—	—	—	—	967,418,750	700	(7,332,038)	(129)	—	(389,373)
	—	—	—	—	—	—	967,418,750	700	(7,332,038)	(129)	—	(389,373)

Foreign currency exchange rate
Futures	—	—	—	—	—	—	—	—	—	—	—	—
Forwards	—	—	—	—	—	—	5,307,582,723	—	(4,019,505,977)	—	4,937,482	(1,159,868)
	—	—	—	—	—	—	5,307,582,723	—	(4,019,505,977)	—	4,937,482	(1,159,868)

Interest rate
Futures	23,424,520,541	56,323	(6,750,998,724)	(16,231)	20,302,497	(122,593)	828,796,566	4,725	(2,448,622,863)	(10,162)	1,693,217	(2,352,338)
Interest rate swaps	—	—	—	—	—	—	—	—	—	—	—	—
	23,424,520,541	56,323	(6,750,998,724)	(16,231)	20,302,497	(122,593)	828,796,566	4,725	(2,448,622,863)	(10,162)	1,693,217	(2,352,338)
Total	$23,424,520,541	56,323	$(6,750,998,724)	(16,231)	$20,302,497	$(122,593)	$7,184,057,549	6,325	$(6,495,778,378)	(10,791)	$9,015,435	$(5,431,159)

Collateral balances supporting all derivative positions						$3,174,872						$18,109,911

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

	Graham GMP Securities LLC						Graham K4D Trading Ltd.
	Long exposure		Short exposure				Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities

Commodity price
Futures	$—	—	$—	—	$—	$—	$1,345,520,996	19,414	$(895,262,752)	(12,218)	$68,402,092	$(40,732,984)
	—	—	—	—	—	—	1,345,520,996	19,414	(895,262,752)	(12,218)	68,402,092	(40,732,984)

Equity price
Futures	—	—	—	—	—	—	5,039,857,338	28,532	(4,564,577,226)	(7,718)	15,550,380	(17,249,394)
	—	—	—	—	—	—	5,039,857,338	28,532	(4,564,577,226)	(7,718)	15,550,380	(17,249,394)

Foreign currency exchange rate
Futures	—	—	—	—	—	—	345,036,482	2,896	(261,914,652)	(2,753)	10,074,934	(3,944,709)
Forwards	—	—	—	—	—	—	121,082,211,007	—	(18,849,043,891)	—	63,198,490	(37,159,320)
	—	—	—	—	—	—	121,427,247,489	2,896	(19,110,958,543)	(2,753)	73,273,424	(41,104,029)

Interest rate
Futures	—	—	—	—	—	—	44,152,023,654	45,196	(21,502,689,049)	(22,885)	25,373,716	(9,502,879)
Interest rate swaps	—	—	(52,374,540)	—	—	(533,509)	—	—	—	—	—	—
	—	—	(52,374,540)	—	—	(533,509)	44,152,023,654	45,196	(21,502,689,049)	(22,885)	25,373,716	(9,502,879)

Total	$—	—	$(52,374,540)	—	$—	$(533,509)	$171,964,649,477	96,038	$(46,073,487,570)	(45,574)	$182,599,612	$(108,589,286)

Collateral balances supporting all derivative positions						$1,908,865						$139,494,538

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

	Graham Macro Directional LLC						Graham Short Term Global Macro LLC
	Long exposure		Short exposure				Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities

Commodity price
Futures	$19,644,000	150	$—	—	$382,600	$—	$—	—	$(130,960)	(1)	$—	$(1,990)
	19,644,000	150	—	—	382,600	—	—	—	(130,960)	(1)	—	(1,990)

Equity price
Futures	—	—	—	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—	—	—	—	—

Foreign currency exchange rate
Futures	—	—	—	—	—	—	—	—	—	—	—	—
Forwards	1,041,250	—	(5,000)	—	—	(302,924)	10,555,413	—	(2,143,598)	—	66,377	(549,622)
	1,041,250	—	(5,000)	—	—	(302,924)	10,555,413	—	(2,143,598)	—	66,377	(549,622)

Interest rate
Futures	79,233,906	700	—	—	—	(129,511)	—	—	—	—	—	—
Interest rate swaps	—	—	—	—	—	—	—	—	—	—	—	—
	79,233,906	700	—	—	—	(129,511)	—	—	—	—	—	—
Total	$99,919,156	850	$(5,000)	—	$382,600	$(432,435)	$10,555,413	—	$(2,274,558)	(1)	$66,377	$(551,612)

Collateral balances supporting all derivative positions						$24,735,363						$820,230

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

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the realized and unrealized gains and losses on all financial instruments held by the Master Funds reported in net gain on investments in their statements of operations segregated by primary underlying risk and contract type for the three months ended September 30, 2010:

	Graham Commodity Strategies LLC	Graham Discretionary Energy Trading III LLC	Graham Fed Policy Ltd.	Graham Global Monetary Policy LLC	Graham GMP Securities LLC	Graham K4D Trading Ltd.	Graham Macro Directional LLC	Graham Short Term Global Macro LLC

Commodity price
Futures	$932,437	$(2,918,560)	$(3,979,882)	$3,669,261	$—	$23,090,803	$664,110	$(316,538)
Options	—	8,412,550	—	—	—	—	—	—
	932,437	5,493,990	(3,979,882)	3,669,261	—	23,090,803	664,110	(316,538)
Equity price
Futures	—	—	—	(2,451,692)	—	(31,259,994)	(1,845,278)	(62,758)
	—	—	—	(2,451,692)	—	(31,259,994)	(1,845,278)	(62,758)
Foreign currency exchange rate
Futures	—	—	—	—	—	979,360	—	—
Forwards	—	—	—	(575,427)	5,011	22,931,616	(625,639)	9,008,929
Options	—	—	—	3,317,727	—	—	—	(7,025,943)
	—	—	—	2,742,300	5,011	23,910,976	(625,639)	1,982,986
Interest rate
Bonds	—	—	—	—	—	—	—	—
Futures	—	—	61,850,906	3,256,027	—	43,600,616	1,959,155	(109,398)
Interest rate swaps	—	—	—	—	(1,251,648)	—	—	—
Options	—	—	(33,411,643)	(1,459,136)	—	—	—	—
	—	—	28,439,263	1,796,891	(1,251,648)	43,600,616	1,959,155	(109,398)
Total	$932,437	$5,493,990	$24,459,381	$5,756,760	$(1,246,637)	$59,342,401	$152,348	$1,494,292

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the realized and unrealized gains and losses on all financial instruments held by the Master Funds reported in net gain on investments in their statements of operations segregated by primary underlying risk and contract type for the nine months ended September 30, 2010:

	Graham Commodity Strategies LLC	Graham Discretionary Energy Trading III LLC	Graham Fed Policy Ltd.	Graham Global Monetary Policy LLC	Graham GMP Securities LLC	Graham K4D Trading Ltd.	Graham Macro Directional LLC	Graham Short Term Global Macro LLC
Commodity price
Futures	$(4,169,204)	$422,100	$—	$8,710,031	$—	$(50,844,752)	$(697,600)	$(1,330,724)
Options	—	9,569,790	—	—	—	—	—	—
	(4,169,204)	9,991,890	—	8,710,031	—	(50,844,752)	(697,600)	(1,330,724)
Equity price
Futures	—	—	—	886,918	—	(92,929,632)	426,912	95,380
	—	—	—	886,918	—	(92,929,632)	426,912	95,380
Foreign currency exchange rate
Futures	—	—	—	—	—	4,090,176	—	—
Forwards	—	—	—	83,614,961	25,702	13,713,340	13,064,342	10,956,826
Options	—	—	—	—	—	—	—	(12,231,023)
	—	—	—	83,614,961	25,702	17,803,516	13,064,342	(1,274,197)
Interest rate
Bonds	—	—	—	—	(45,362)	—	—	—
Futures	—	—	62,709,382	9,510,178	—	148,920,489	3,150,465	765,082
Interest rate swaps	—	—	—	(403,000)	(3,399,071)	—	—	—
Options	—	—	(23,580,791)	(1,471,636)	—	—	—	—
	—	—	39,128,591	7,635,542	(3,444,433)	148,920,489	3,150,465	765,082
Total	$(4,169,204)	$9,991,890	$39,128,591	$100,847,452	$(3,418,731)	$22,949,621	$15,944,119	$(1,744,459)

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the realized and unrealized gains and losses on all financial instruments held by the Master Funds reported in net gain on investments in their statements of operations segregated by primary underlying risk and contract type for the three months ended September 30, 2009:

	Graham Commodity Strategies LLC	Graham Fed Policy Ltd.	Graham Global Monetary Policy LLC	Graham K4D Trading Ltd.	Graham Macro Directional LLC
Commodity price
Futures	$(2,861,581)	$—	$850,240	$24,463,206	$384,960
	(2,861,581)	—	850,240	24,463,206	384,960
Equity price
Futures	—	—	(1,189,962)	112,121,801	(323,373)
Options	—	—	—	—	—
	—	—	(1,189,962)	112,121,801	(323,373)
Foreign currency exchange rate
Futures	—	—	—	223,969	—
Forwards	—	—	(12,298,201)	20,247,415	(2,293,887)
Options	—	—	(1,573,148)	—	—
	—	—	(13,871,349)	20,471,384	(2,293,887)
Interest rate
Futures	—	13,532,331	(2,493,280)	(23,133,313)	1,337,647
Options	—	3,892,383	—	—	—
	—	17,424,714	(2,493,280)	(23,133,313)	1,337,647
Total	$(2,861,581)	$17,424,714	$(16,704,351)	$133,923,078	$(894,653)

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the realized and unrealized gains and losses on all financial instruments held by the Master Funds reported in net gain on investments in their statements of operations segregated by primary underlying risk and contract type for the nine months ended September 30, 2009:

	Graham Commodity Strategies LLC	Graham Fed Policy Ltd.	Graham Global Monetary Policy LLC	Graham K4D Trading Ltd.	Graham Macro Directional LLC
Commodity price
Futures	$5,865,797	$—	$3,815,835	$(10,723,803)	$1,328,938
	5,865,797	—	3,815,835	(10,723,803)	1,328,938
Equity price
Futures	—	—	(2,043,743)	59,945,342	(137,453)
Options	—	—	(135,476)	—	—
	—	—	(2,179,219)	59,945,342	(137,453)
Foreign currency exchange rate
Futures	—	—	425,330	(2,362,228)	—
Forwards	—	—	11,916,251	25,212,981	6,729,458
Options	—	—	(2,424,248)	—	(275,879)
	—	—	9,917,333	22,850,753	6,453,579
Interest rate
Futures	—	14,045,168	3,083,882	(33,922,797)	(2,061,989)
Options	—	18,354,277	—	—	—
	—	32,399,445	3,083,882	(33,922,797)	(2,061,989)
Total	$5,865,797	$32,399,445	$14,637,831	$38,149,495	$5,583,075

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

	September 30, 2010	December 31, 2009
Assets:
Cash and cash equivalents	$837,774,778	$485,846,462
Investments in fixed income securities	1,686,686,798	1,421,913,802
Redemptions receivable	—	—
Accrued interest income	6,204,285	4,848,122
Total assets	2,530,665,861	1,912,608,386

Liabilities:
Other payables	20,000	—
Total liabilities	20,000	—
Members’ capital	$2,530,645,861	$1,912,608,386

The following table summarizes the results of operations of GCA for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Investment income
Interest income	$3,507,896	$2,302,499	$9,167,607	$4,231,267
Net investment income	3,507,896	2,302,499	9,167,607	4,231,267
Net income	$3,507,896	$2,302,499	$9,167,607	$4,231,267

Index

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

The following represents the condensed schedule of investments for GCA as of September 30, 2010:

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

Index

Graham Alternative Investment Trading II LLC

Statements of Financial Condition

	September 30, 2010 (Unaudited)	December 31, 2009 (Audited)
Assets
Cash and cash equivalents	$—	$770
Investment in Graham K4D Trading Ltd., at fair value	8,269,549	3,256,884
Investment in Graham Cash Assets LLC, at fair value	53,439,124	34,112,305
Accrued commission reimbursements	27,128	15,286
Receivable from Graham K4D Trading Ltd.	2	—
Total assets	$61,735,803	$37,385,245

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$320,519	$—
Accrued brokerage fees	141,742	88,838
Accrued advisory fees	101,399	63,502
Accrued sponsor fees	50,700	31,751
Accrued incentive allocation	—	479
Payable to Graham K4D Trading Ltd.	—	343
Total liabilities	614,360	184,913

Members’ capital:
Class 0 Units (374,714.036 and 222,427.212 units issued and outstanding at $98.26 and $100.59 per unit, respectively)	36,819,202	22,373,766
Class 2 Units (254,430.549 and 149,683.130 units issued and outstanding at $95.32 and $99.05 per unit, respectively)	24,251,074	14,826,566
Class M Units (500.000 and 0.000 units issued and outstanding at $102.33 and $0.00 per unit, respectively)	51,167	—
Total members’ capital	61,121,443	37,200,332
Total liabilities and members’ capital	$61,735,803	$37,385,245

See accompanying notes.

Index

Graham Alternative Investment Trading II LLC

Statements of Operations and Managing Member Allocation

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010 (Unaudited)	2009 (Unaudited)	2010 (Unaudited)	2009 (Unaudited)
Net gain allocated from investment in Graham K4D Trading Ltd.:
Net realized (loss) gain on investments	$(323,278)	$1,044,993	$(461,871)	$962,227
Net increase in unrealized appreciation on investments	2,521,920	512,892	1,960,470	401,748
Brokerage commissions and fees	(66,281)	(27,654)	(166,821)	(37,734)
Net gain allocated from investment in Graham K4D Trading Ltd.	2,132,361	1,530,231	1,331,778	1,326,241

Net investment loss allocated from investment in Graham K4D Trading Ltd.	(952)	(1,000)	(4,212)	(1,326)

Investment income:
Interest income	74,832	17,719	195,949	25,370
Other income	66,281	27,689	166,821	37,769
Total investment income	141,113	45,408	362,770	63,139

Expenses:
Brokerage fees	404,584	113,215	1,033,726	163,181
Advisory fees	290,137	72,520	747,087	103,261
Sponsor fees	145,069	36,261	373,544	51,632
Interest and other	2,321	1,025	7,231	2,766
Total expenses	842,111	223,021	2,161,588	320,840
Net investment loss of the Fund	(700,998)	(177,613)	(1,798,818)	(257,701)

Net income (loss)	1,430,411	1,351,618	(471,252)	1,067,214

Incentive allocation	—	(213,390)	—	(213,432)

Net income (loss) available for pro-rata allocation to all members	$1,430,411	$1,138,228	$(471,252)	$853,782

See accompanying notes.

Index

Graham Alternative Investment Trading II LLC

Statements of Changes in Members’ Capital

For the nine months ended September 30, 2010 (unaudited) and 2009 (unaudited)

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, January 4, 2009	—	$—	—	$—	—	$—	$—
Initial subscriptions	2,240.000	224,000	5,750.000	575,000	—	—	799,000
Subscriptions	69,888.379	6,676,000	92,754.061	8,861,697	—	—	15,537,697
Redemptions	—	(103,755)	(500.000)	(158,586)	—	—	(262,341)
Incentive allocation	—	103,755	—	109,677	—	—	213,432
Net income available for pro-rata allocation	—	415,019	—	438,763	—	—	853,782
Members’ capital, September 30, 2009	72,128.379	$7,315,019	98,004.061	$9,826,551	—	$—	$17,141,570

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2009	222,427.212	$22,373,766	149,683.130	$14,826,566	—	$—	$37,200,332
Subscriptions	162,400.604	15,431,662	116,148.901	10,952,416	500.000	50,000	26,434,078
Redemptions	(10,113.780)	(976,087)	(11,401.482)	(1,065,628)	—	—	(2,041,715)
Net (loss) income available for pro-rata allocation	—	(10,139)	—	(462,280)	—	1,167	(471,252)
Members’ capital, September 30, 2010	374,714.036	$36,819,202	254,430.549	$24,251,074	500.000	$51,167	$61,121,443

    See accompanying notes.

Index

Graham Alternative Investment Trading II LLC

Statements of Cash Flows

For the nine months ended September 30, 2010 and 2009

	Nine Months Ended September 30,
	2010 (Unaudited)	2009 (Unaudited)
Cash flows used in operating activities
Net (loss) income	$(471,252)	$1,067,214
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Net income allocated from investment in Graham K4D Trading Ltd.	(1,327,566)	(1,324,915)
Net income allocated from investment in Graham Cash Assets LLC	(195,949)	(21,887)
Net income allocated from investment in Graham Cash Assets II LLC	—	(3,483)
Proceeds from sale of investments in Graham K4D Trading Ltd.	30,922,054	5,971,532
Proceeds from sale of investments in Graham Cash Assets LLC	39,547,824	8,453,431
Proceeds from sale of investments in Graham Cash Assets II LLC	—	4,786,414
Investments in Graham K4D Trading Ltd.	(34,607,498)	(7,464,189)
Investments in Graham Cash Assets LLC	(58,678,694)	(23,045,914)
Investments in Graham Cash Assets II LLC	—	(4,782,931)
Changes in assets and liabilities:
Accrued commission reimbursements	(11,842)	(10,385)
Accrued brokerage fees	52,904	45,102
Accrued advisory fees	37,897	28,674
Accrued sponsor fees	18,949	14,337
Accrued incentive allocation	(479)	213,390
Net cash used in operating activities	(24,713,652)	(16,073,610)

Cash flows provided by financing activities
Subscriptions	26,434,078	16,336,697
Redemptions	(1,721,196)	(262,341)
Net cash provided by financing activities	24,712,882	16,074,356

Net (decrease) increase in cash and cash equivalents	(770)	746

Cash and cash equivalents, beginning of period	770	—
Cash and cash equivalents, end of period	$—	$746

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

(a) – Systematic macro

Index

Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)

3. Investment in Graham K4D Trading Ltd. (continued)

The following table summarizes the financial position of K4D Trading as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Assets:
Cash and cash equivalents	$—	$425
Due from brokers	140,608,437	99,865,289
Derivative financial instruments, at fair value	74,010,326	17,929,174
Subscriptions receivable	—	4,331
Interest receivable	11,929	293
Total assets	214,630,692	117,799,512

Liabilities:
Due to brokers	1,113,899	—
Redemptions payable	—	4,331
Total liabilities	1,113,899	4,331
Net assets	$213,516,793	$117,795,181

Percentage of Master Fund held by the Fund	3.87%	2.76%

The following table summarizes the results of operations of K4D Trading for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net investment loss	$(25,302)	$(87,844)	$(127,018)	$(169,463)

Net realized (loss) gain on investments	(9,520,923)	71,311,018	(31,318,993)	(120,649)
Net increase in appreciation on investments	68,863,324	62,612,060	54,268,614	38,270,144
Brokerage commissions and fees	(1,766,962)	(2,462,705)	(4,773,158)	(5,377,799)
Net gain on investments	57,575,439	131,460,373	18,176,463	32,771,696
Net income	$57,550,137	$131,372,529	$18,049,445	$32,602,233

Index

Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)

3. Investment in Graham K4D Trading Ltd. (continued)

The following represents the condensed schedules of investments for Graham K4D Trading Ltd. as of September 30, 2010:

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

Index

Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)

3. Investment in Graham K4D Trading Ltd. (continued)

The following represents the condensed schedule of investments for Graham K4D Trading Ltd. as of September 30, 2010:

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

Index

Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)

3. Investment in Graham K4D Trading Ltd. (continued)

The following represents the condensed schedule of investments for Graham K4D Trading Ltd. as of December 31, 2009:

Description	Number of Contracts/ Principal Amount		Fair Value	Percentage of Net Assets
Graham K4D Trading Ltd.
Long contracts
Futures
LME Aluminum January 2010		1,302	$6,972,938	5.92%
LME Copper January 2010		366	6,743,091	5.72%
Other commodity			21,454,287	18.21%
U.S. bond			(4,526,734)	(3.84)%
Foreign bond			(6,607,015)	(5.61)%
U.S. index			5,331,432	4.53%
Foreign index			8,908,434	7.56%
Interest rate			(8,722,161)	(7.40)%
Currency			355,993	0.30%
Total futures			29,910,265	25.39%

Forwards
British Pound / Japanese Yen 01/20/10	GBP	224,750,683	11,529,834	9.79%
Euro / U.S. Dollar 01/20/10	EUR	593,968,247	(12,238,099)	(10.39)%
Japanese Yen / U.S. Dollar 01/20/10	JPY	51,561,122,880	(17,479,840)	(14.84)%
Other foreign currency			9,230,717	7.84%
Total forwards			(8,957,388)	(7.60)%

Index

Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)

3. Investment in Graham K4D Trading Ltd. (continued)

The following represents the condensed schedule of investments for Graham K4D Trading Ltd. as of December 31, 2009:

Description	Number of Contracts/ Principal Amount		Fair Value	Percentage of Net Assets
Graham K4D Trading Ltd. (continued)
Short contracts
Futures
U.S. bond			$1,217,531	1.03%
Foreign bond			2,267,786	1.93%
U.S. index			(2,810,098)	(2.39)%
Foreign index			(3,726,222)	(3.16)%
Commodity			(14,721,246)	(12.50)%
Interest rate			2,493,009	2.12%
Currency			(32,595)	(0.03)%
Total futures			(15,311,835)	(13.00)%

Forwards
Japanese Yen / U.S. Dollar 01/20/10	JPY	(52,960,960,701)	18,321,239	15.55%
Euro / U.S. Dollar 01/20/10	EUR	(604,603,018)	12,851,322	10.91%
British Pound / Japanese Yen 01/20/10	GBP	(207,438,849)	(11,260,219)	(9.56)%
Other foreign currency			(7,624,210)	(6.47)%
Total forwards			12,288,132	10.43%

Total			$17,929,174	15.22%

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

	Graham K4D Trading Ltd.
	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities

Commodity price
Futures	$1,345,520,996	19,414	$(895,262,752)	(12,218)	$68,402,092	$(40,732,984)
	1,345,520,996	19,414	(895,262,752)	(12,218)	68,402,092	(40,732,984)

Equity price
Futures	5,039,857,338	28,532	(4,564,577,226)	(7,718)	15,550,380	(17,249,394)
	5,039,857,338	28,532	(4,564,577,226)	(7,718)	15,550,380	(17,249,394)

Foreign currency exchange rate
Futures	345,036,482	2,896	(261,914,652)	(2,753)	10,074,934	(3,944,709)
Forwards	121,082,211,007	—	(18,849,043,891)	—	63,198,490	(37,159,320)
	121,427,247,489	2,896	(19,110,958,543)	(2,753)	73,273,424	(41,104,029)

Interest rate
Futures	44,152,023,654	45,196	(21,502,689,049)	(22,885)	25,373,716	(9,502,879)
	44,152,023,654	45,196	(21,502,689,049)	(22,885)	25,373,716	(9,502,879)
Total	$171,964,649,477	96,038	$(46,073,487,570)	(45,574)	$182,599,612	$(108,589,286)

Collateral balances supporting all derivative positions						$139,494,538

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

	September 30, 2010	December 31, 2009
Assets:
Cash and cash equivalents	$837,774,778	$485,846,462
Investments in fixed income securities	1,686,686,798	1,421,913,802
Redemptions receivable	—	—
Accrued interest income	6,204,285	4,848,122
Total assets	2,530,665,861	1,912,608,386

Liabilities:
Other payables	20,000	—
Total liabilities	20,000	—
Members’ capital	$2,530,645,861	$1,912,608,386

The following table summarizes the results of operations of GCA for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Investment income
Interest income	$3,507,896	$2,302,499	$9,167,607	$4,231,267
Net investment income	3,507,896	2,302,499	9,167,607	4,231,267
Net income	$3,507,896	$2,302,499	$9,167,607	$4,231,267

Index

Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

The following represents the condensed schedule of investments for GCA as of September 30, 2010:

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

The following chart sets forth the purchases of Units of the Fund.

Period (as of)	Blended Strategies Portfolio Total Number of Units Purchased	Systematic Strategies Portfolio Total Number of Units Purchased
July 1, 2010	33,306	15,624
August 1, 2010	26,286	13,908
September 1, 2010	56,618	16,423

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