Form 10-K
period 2010-12-31
GRAHAM ALTERNATIVE INVESTMENT FUND II LLC
filed 2011-03-30
CIK 1461237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
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
(203) 899-3400
(Name, address, including zip code, and telephone number, including area code, of agent for service)

Copies to:

Christopher Wells
Proskauer Rose LLP
11 Times Square
New York, NY 10036

Securities to be registered pursuant to Section 12(b) of the Act:	None

Securities to be registered pursuant to Section 12(g) of the Act:	Blended Strategies Portfolio: Units of Interests
Systematic Strategies Portfolio: Units of Interests
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐       No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to section 13 or section 15(d) of the Act.
Yes ☐       No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒       No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐       No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated file or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐       No ☒

Units of the Systematic Strategies Portfolio and the Blended Strategies Portfolio with an aggregate value of $13,896,385 and $116,260,630, respectively, were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter (June 2010).

As of February 28, 2011, 244,097 Units of the Systematic Strategies Portfolio were outstanding.
As of February 28, 2011, 1,175,279 Units of the Blended Strategies Portfolio were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

Item 1:	BUSINESS

GRAHAM ALTERNATIVE INVESTMENT FUND II LLC

General Development of Business

Graham Alternative Investment Fund II LLC (“GAIF II”), a Delaware limited liability company, was formed on May 16, 2006.  GAIF II was formed to enable U.S. taxable investors to achieve long-term capital appreciation through professionally managed trading in both U.S. and foreign markets, primarily in futures contracts, forward currency and metals contracts, spot currency contracts and associated derivative instruments such as options and swaps.  GAIF II commenced operations on August 1, 2006.

Investors in GAIF II may invest in either or both of two different portfolios, the Blended Strategies Portfolio or the Systematic Strategies Portfolio.  The Blended Strategies Portfolio uses a systematic trading program and a discretionary trading program.  The Systematic Strategies Portfolio uses solely a systematic program.

GAIF II invests substantially all of its assets into feeder funds.  GAIF II invests in Graham Alternative Investment Ltd., a British Virgin Islands business company (the “Offshore Feeder”).  The Offshore Feeder is designed to prevent investors in the Fund that are not subject to U.S. federal income tax from realizing “unrelated debt-financed income” or “unrelated business taxable income,” as each term is defined in the Internal Revenue Code of 1986, as amended, with respect to the investor’s investment in the Fund.  Assets invested in the Blended Strategies Portfolio will be invested by the Offshore Feeder in Graham Alternative Investment Trading LLC (“GAIT”) and assets invested in the Systematic Strategies Portfolio will be invested by the Offshore Feeder in Graham Alternative Investment Trading II LLC (“GAIT II”).  Each of GAIT and GAIT II is a Delaware limited liability company (together the “Feeder Funds”) that invests substantially all of its assets in one or more master funds.  For the purposes of this registration statement, the term “Fund” shall include each of GAIF II, the Offshore Feeder, the Feeder Funds and the master funds in which they invest, unless the context implies otherwise.  Graham Capital Management, L.P. (the “Manager”) is the Fund’s manager and the investment advisor to the Fund.

The investment objective of each portfolio of the Fund is to achieve long-term capital appreciation through professionally managed trading in both U.S. and foreign markets, primarily in futures contracts, forwards contracts, spot currency contracts and associated derivative instruments such as options and swaps.  The Fund seeks profit opportunities in the global financial markets, including interest rates, foreign exchange, global stock indices and energy, metals and agricultural futures, as a professionally managed multi-strategy investment vehicle.

Each portfolio of the Fund consists of multiple trading strategies of the Manager, which the Manager has combined in an effort to diversify the investment exposure of each portfolio and to make the performance returns of each portfolio less volatile and more consistently profitable.  The Manager seeks to combine in each portfolio investment strategies that trade in different markets and display relatively low correlation to each other.  Through such composition, the Manager aims to provide each portfolio with the potential to make profits and have strong risk-adjusted returns in both rising and falling markets and during both expanding and recessionary economic cycles.  In discretionary programs, a trader determines trades subjectively based on personal assessment of trading data and trading experience, while in systematic programs, trades are based almost entirely on computerized mathematical models.  The Fund, at all times, will look primarily to commodity interests as its principal intended source of gains and anticipates that at all times commodity interests will present the Fund’s primary risk of loss, and the Fund will not acquire any financial instrument or enter into any financial transaction if to do so would cause the Fund to look to securities as its principal intended source of gains or anticipate that securities will present the Fund’s primary risk of loss.  Examples of the types of instruments that the Fund may trade by market include, but are not limited to:

Global fixed income:  U.S. Treasury futures, Eurodollar futures and Japanese government bond futures
Global stock indices:  futures contracts on the Russell 2000, S&P 500 and TOPIX
Currency:  forward contracts on the British Pound, Euro, Yen and Swiss Franc
Energy:  futures contracts on heating oil, natural gas and crude oil
Commodity:  futures contracts on cotton, feeder cattle, lean hogs and soybeans
Metals:  futures or forward contracts on aluminum, copper and gold

The Manager believes strongly in the importance of its ongoing research activities, particularly in the development of new trading programs, and expects to develop additional trading systems for the Fund and to modify the systems currently in use for the Fund over time.  The Manager also seeks to add new trading strategies to its discretionary programs and to modify such strategies over time.  There is no maximum number of trading programs that the Manager may see fit to include in either the Blended Strategies Portfolio or the Systematic Strategies Portfolio, and the Manager may increase or decrease the number of programs included in each portfolio over time.  The Manager continually updates and modifies its trading programs, and may make such additions or deletions of trading programs to either the Blended Strategies Portfolio or the Systematic Strategies Portfolio at any time– such as changes in the leverage of, or in the asset allocations to, any of the Fund’s trading programs – in its sole discretion.  The Fund is not required to provide prior, or any, notice of any such changes to investors.

Under the Limited Liability Company Agreement of GAIF II (the “Company Agreement”), the Manager has complete and exclusive responsibility for management and administration of the affairs of GAIF II.  The Manager is currently registered as a commodity pool operator (“CPO”) and commodity trading advisor (“CTA”) with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”).  GAIF II is not required to be, and is not, registered under the Investment Company Act of 1940, as amended. Investors purchasing units of interests (the “Units”) in GAIF II have no rights to participate in the management of the Fund.  Units are sold through dealers that are not affiliated with the Fund or the Manager.

Pursuant to the Company Agreement, GAIF II’s term will end upon the first to occur of the following:

·	December 31, 2050;

·	the withdrawal (voluntary or involuntary), bankruptcy or an assignment for the benefit of creditors or dissolution of the Manager; or

·	any date prior to December 31, 2050 on which the Manager elects to dissolve GAIF II.

GAIF II’s business constitutes only one segment for financial reporting purposes (i.e., a speculative commodity pool).  GAIF II does not engage in sales of goods or services.

As of February 28, 2011, the aggregate Net Asset Value (as defined below under “Allocation of Profit and Loss”) of the Units in GAIF II was $185,237,521.  GAIF II operates on a calendar fiscal year.

Narrative Description of Business

(i)	General

GAIF II offers four classes (each a “Class”) of Units, being Class 0 Units and Class 2 Units of the Blended Strategies Portfolio and Class 0 Units and Class 2 Units of the Systematic Strategies Portfolio.  As further described below under “Fees,” Class 0 and Class 2 Units of each portfolio differ only as to their applicable fees.  Subscriptions for Units of any Class may be accepted by GAIF II as of the first business day of each month upon written notice of at least three business days prior to the last business day of the preceding month, and on such other notice and dates as the Manager may permit in its sole and absolute discretion.

Units of each Class of each portfolio are offered at their Net Asset Value per Unit as of the end of each month.  The minimum initial investment for Class 0 Units is $10,000 (this Class is primarily for “wrap fee programs”) and the minimum additional investment is $5,000.  Wrap fee programs bundle the various services provided to a client by a broker or financial advisor in a single fee arrangement rather than charging the client fees for specific transactions.  The minimum initial investment for Class 2 Units is $10,000 and the minimum additional investment is $5,000.  GAIF II will be continuously offered and has no limit on the maximum aggregate amount of subscriptions that may be contributed to it.

Capital contributions by a single subscriber for any Class of Units, upon acceptance of the subscriber as a member, represent a single interest in GAIF II for that subscriber’s respective Class of Units.  A Unit of each Class reflects a member’s interest in GAIF II’s net assets with respect to the Class of Units owned by the member.  Although separate Classes of Units in a portfolio are offered, all capital contributions to a particular portfolio are pooled by GAIF II and invested in GAIT or GAIT II, as applicable.  Units may be purchased only by investors who qualify as accredited investors under Regulation D of the Securities Act of 1933 (“Securities Act”).  The principal differences among the separate Classes of Units within the same portfolio are their fees.  Holders of Units, regardless of which Class of a portfolio they hold, participate pro rata in the profits and losses of that portfolio in proportion to the Net Asset Value of the Class and have identical rights, as members, under the Company Agreement.

(ii)	The Manager

The Manager was organized in May 1994 as a Delaware limited partnership.  The general partner of the Manager is KGT, Inc., a Delaware corporation of which Kenneth G. Tropin is the sole director and sole shareholder.  KGT, Inc. became a listed Principal of the Manager effective July 27, 1994.  The Manager has been registered as a CPO and CTA under the Commodity Exchange Act (“CEA”) and has been a member of the NFA since July 27, 1994.  As of March 1, 2011, the Manager has approximately 175 employees and manages assets of over $8 billion.   The Manager’s principal office is located at 40 Highland Avenue, Rowayton, Connecticut 06853 and its telephone number is (203) 899-3400.  The Manager also maintains a branch office in Houston, Texas for purposes of certain trading in energy markets, which is located at 5847 San Felipe, 17th Floor, Houston, Texas  77057.

(iii)	The Trading Program

The Fund offers two separate portfolios, each representing a different investment program:  the Blended Strategies Portfolio and the Systematic Strategies Portfolio.  The Manager strives to combine various trading strategies within each portfolio in order to diversify the investment exposure of each portfolio and reduce its dependence on any single trading strategy.  The Manager also seeks trading strategies that have low correlation to each other in an effort to make the performance returns of each portfolio, so far as is practicable, less volatile and more consistently profitable.  The Manager’s Investment Committee, which is comprised of Kenneth G. Tropin, Paul Sedlack, Robert E. Murray, Pablo Calderini, William Pertusi, Barry S. Fox, Jeff Baisley and Thomas P. Schneider, makes decisions with respect to the selection of strategies traded on behalf of the Fund.

Biographical information regarding the members of the Investment Committee is set forth below.

Kenneth G. Tropin, 57, is the Chairman and the founder of the Manager.  In May 1994, he founded the Manager and became an Associated Person and Principal effective July 27, 1994.  Mr. Tropin is responsible for the overall management of the organization, including the investment of its proprietary trading capital.

Paul Sedlack, 50, is the Chief Executive Officer and the General Counsel of the Manager.  He joined the Manager in June 1998 and became an Associated Person of the Manager effective November 20, 1998 and a Principal on August 21, 1998.  He oversees the operation of the finance and administration departments and is also responsible for all legal and compliance matters.  Mr. Sedlack received a J.D. from Cornell Law School in 1986 and an M.B.A. in Finance in 1983 and B.S. in Engineering in 1982 from State University of New York at Buffalo.

Robert E. Murray, 50, is the Chief Operating Officer of the Manager and is responsible for the management and oversight of client services, quantitative trading, and technology and risk management at the Manager.  He joined the Manager in June 2003 and became an Associated Person and Principal of the Manager effective June 27, 2003.  Mr. Murray received a Bachelor’s Degree in Finance from Geneseo State University in 1983.

Pablo Calderini, 46, is the Chief Investment Officer of the Manager and is responsible for the management and oversight of the discretionary trading business and portfolio managers at the Manager.  He joined the Manager in August 2010 and became an Associated Person and Principal of the Manager effective August 13, 2010.  Prior to joining the Manager, Mr. Calderini worked at Deutsche Bank from June 1997 to July 2010 where he held positions of increasing responsibility, most recently the Global Head of Equity Proprietary Trading.  Mr. Calderini commenced his career at Deutsche Bank as Global Head of Emerging Markets.  During his tenure at Deutsche Bank, Mr. Calderini also helped manage several groups across the fixed income and equity platforms, including the Global Credit Derivatives Team.  Mr. Calderini received a B.A. in Economics from Universidad Nacional de Rosario in 1987 and a Masters in Economics from Universidad del Cema in 1988, each in Argentina.

William Pertusi, 50, is the Chief Risk Officer of the Manager, responsible for identifying, monitoring and acting upon financial risks relative to financial returns in the Manager’s diverse trading strategies.  He became an Associated Person of the Manager effective July 24, 2006 and a Principal on November 28, 2006.  Prior to joining the Manager in April 2006, Mr. Pertusi held the positions of Director and Risk Manager at SAC Capital Advisors LLC, an investment management firm, from July 2004 to April 2006.  From July 2002 to July 2004, he was employed as a Portfolio Manager at SAC specializing in Mortgage Backed Securities.  Mr. Pertusi was an associated person of SAC from June 2003 to June 2006 and a principal from June 2003 to May 2005.  Mr. Pertusi received a B.S. in Electrical Engineering from Lehigh University in 1983, an M.B.A. from Harvard in 1987, and an M.S. in Mathematics from Fairfield University in 2006.

Barry S. Fox, 47, is Director of Research of the Manager.   He became an Associated Person of the Manager effective November 10, 2000 and a Principal on November 15, 2007.  Mr. Fox joined the Manager in August 2000 as a portfolio manager and developed several quantitative trading programs.  In May 2005, he joined the Manager’s Research Department,  and in October 2005 was appointed Co-Associate Director of Research. Mr. Fox was appointed Director of Research in April 2007.  Mr. Fox received a B.S. in Business Administration from State University of New York at Buffalo in 1986.

Jeff Baisley, 41, C.P.A., is the Chief Financial Officer of the Manager.  In March 2004 he joined the Manager as Manager of Financial Reporting and became an Associated Person effective March 17, 2008 and a Principal on April 8, 2008.  He received his B.S. in accounting from Fordham University in 1991.

Thomas P. Schneider, 48, is an Executive Vice President and the Chief Trader of the Manager.  He joined the Manager in June 1994 and became an Associated Person of the Manager effective September 12, 1994 and a Principal on November 30, 1995.  He is responsible for managing the Manager’s quantitative futures and foreign exchange trade execution, including all of its core and short term quantitative trading strategies, and developing and maintaining relationships with independent executing brokers and futures commission merchants (“FCMs”).  Mr. Schneider graduated from the University of Notre Dame in 1983 with a B.B.A. in Finance and received his Executive M.B.A. from the University of Texas at Austin in 1997.

The discretionary traders for any discretionary investment strategy selected to trade on behalf of the Fund make the trading decisions for that discretionary strategy.  The Manager has developed sophisticated proprietary software to study optimal portfolio weighting strategies and the effect of specific markets on the performance, risk, correlation and volatility characteristics of each of its trading strategies.  As a result, the weighting or leverage that a trading strategy uses in each market may change to address changes in market conditions.   With such software, the Manager devotes considerable attention to risk management at the portfolio level in an effort to ensure balance between markets and that the overall leverage used by each portfolio is consistent with the Manager’s overall views on risk.  The Manager’s objective in forming the investment program of each portfolio is to provide the portfolio with significant potential for capital appreciation in both rising and falling markets and during expanding or recessionary economic cycles.  Currently, the Blended Strategies Portfolio allocates 50% of its assets to the Manager’s Discretionary Trading Program (“DTP”) and 50% of its assets to the Manager’s K4D Program, but the Manager may alter these allocations to DTP and the K4D Program at any time within its sole discretion.  The Systematic Strategies Portfolio allocates 100% of its assets to the Manager’s K4D Program, but the Manager may over time add other systematic trading programs to the Systematic Strategies Program.

The Fund will trade actively in both U.S. and foreign markets, primarily on major futures exchanges as well as the inter-bank cash currency and swaps markets.  The Fund also engages in exchange for physical (EFP) transactions, which involve a privately negotiated and simultaneous exchange of a futures position for a corresponding position in the underlying physical commodity, and the Fund may use other derivatives in addition to swaps.  The Manager may also trade other financial instruments as it endeavors to achieve superior results for investors and enhanced portfolio diversification.  The Manager reserves the right in extraordinary market conditions to reduce leverage and portfolio risk if it feels in its sole discretion that it is in the potential best interest of the Fund.  While such actions are anticipated to occur very infrequently, no assurance can be given that the Manager’s actions will enhance performance or that any efforts by the Manager to achieve portfolio diversification will be successful.

The Manager expects to add additional trading strategies and programs to each portfolio and to modify the strategies currently in use for each portfolio over time, and may in the future offer other portfolios.  There is no maximum number of strategies and programs that the Manager may see fit to include in the Fund or each portfolio, and the Manager may increase or decrease the number of strategies and programs included in the Fund or each portfolio over time or increase the number of markets or contracts that are traded on behalf of the Fund or each portfolio.  The Manager may make such additions or deletions of trading programs to the Fund or each portfolio at any time and may make such additions, deletions or any other changes, such as changes in the leverage of, or in the asset allocations to, any of the Fund’s trading strategies and programs, in its sole discretion and without prior notice to members.

In constructing a portfolio, the Manager employs various risk management protocols.  The Manager conducts risk analysis and employs risk management controls at various levels of the Fund, including portfolio risk, strategy risk, market risk and execution risk.  The objectives of its risk management approach are to measure a portfolio’s quantitative and qualitative exposures to the risks identified, formulate appropriate policies and procedures in an effort to prudently manage overall risk, monitor compliance with the Manager’s risk policies and procedures and report identified and measured risks to the Manager’s Risk Committee.

Effective testing, reporting and review are critical elements of the Manager’s risk management process.  Daily stress testing is performed to evaluate a strategy’s risk exposure.  Daily reporting of Value-at-Risk (VaR), plus intraday reporting of net gains or losses for each strategy, enables the risk management team and the Manager’s Investment Committee to observe the strategy’s adherence to its investment profile as well as market exposure.  VaR is a probabilistic measure of the amount of loss, often referred to as the threshold, that a portfolio of investments will experience over a specified time period.  For example, the Manager utilizes a one day 97.5% VaR, which means that in respect of the portfolio that it is analyzing it expects the portfolio to experience a loss in excess of VaR on approximately 1 out of every 40 days. Finally, each strategy is formally reviewed by the Investment Committee on a monthly basis.

As part of its efforts to manage risk, the Manager limits the size and structure of positions taken on behalf of each Portfolio so that they comply with various risk parameters, both those defined by the Manager and, with respect to the DTP, those defined by each of the individual discretionary traders for the Fund’s underlying trading strategies.

The Fund currently employs a master-feeder structure for its individual trading programs such that each portfolio’s trading program may, but will not necessarily in all cases, be conducted through one or more master funds.  Each of the master funds is managed by one or more employees of the Manager.  The master funds were organized by the Manager in order to facilitate the management of various funds and accounts managed by the Manager using in whole or in part the same trading program.  The Fund, alternatively, may trade its individual trading programs through one or more managed accounts in the Fund’s name.

Discretionary Trading Program

The Manager has been trading discretionary programs since February 1998.  Discretionary programs, unlike systematic programs which are based almost entirely on computerized mathematical models, determine trades subjectively on the basis of a trader’s personal assessment of trading data and trading experience. Although the Manager has had over a decade of experience trading various discretionary programs, DTP itself commenced trading as of August 2008.  DTP seeks to invest in various global macro markets that are highly liquid.  Initially, DTP will consist of several of the Manager’s leading discretionary strategies traded by employees of the Manager that focus on the global fixed income, stock index, currency, energy, commodity and metals markets, but over time it may participate in any other liquid market that is available as the Manager deems appropriate.

The Manager’s discretionary programs have generally displayed a significant degree of non-correlation with traditional and other alternative investments, including with the Manager’s own quantitative investment programs.  In its composition of DTP, the Manager will seek an investment portfolio that continues to offer such non-correlation and that provides diversification to other investments.  DTP may take both long and short positions and thus may generate successful performance results in both rising and declining markets.  The holding periods of its positions may range, depending on the individual trading strategies, from just a few hours to months, such that DTP may potentially profit in markets that exhibit either short-term moves or long-term trends.  As with its systematic investment programs, the Manager may add or delete trading strategies or trading markets in DTP or alter their individual weightings or leverage as it deems appropriate, and no notice will be given to investors of such allocation changes;  in addition, discretionary strategies that have previously traded on behalf of the Fund may be included in DTP.  The Manager may make such allocation changes based on a proprietary allocation model, its assessment of market conditions or the availability of additional discretionary trading strategies, in its discretion.

Using a proprietary asset allocation model, the Manager’s Investment Committee determines the appropriate strategies for a portfolio and the weighting of each in the portfolio.  At the individual strategy level, the Manager works closely with each discretionary trader to design an appropriate investment profile, including return objective and volatility level.  Through continuous monitoring and an active dialogue with every discretionary trader, the Manager seeks to identify and minimize any deviations from the investment profile.  In addition, the Manager has implemented a uniform set of risk guidelines for all discretionary traders designed to reduce a strategy’s downside risk potential.  The Manager has developed a trade execution and reporting infrastructure designed to minimize the risk of errors.  For example, where appropriate, trades are manually checked for accuracy by the Manager’s Middle Office staff and are subject to additional cross checking using computerized means.  Each discretionary trader’s positions must adhere to established risk management guidelines and position limits, which are regularly monitored by the Manager’s Risk Management team.

The Manager subjects the trading of all its discretionary traders to a risk monitoring regime that includes a set of defined drawdown limits and a series of risk measurements.  Draw down limits are used as a risk management tool to enforce risk reduction on a discretionary portfolio if the discretionary trader is experiencing losses and has not yet reduced overall risk levels.  The Manager generally defines a draw down as losses experienced over a specified period of time, expressed as a percentage of net assets at the beginning of the period.  The Manager imposes daily, monthly, and overall draw down limits for all discretionary portfolios.  There is a daily move that requires a prompt report to the risk manager, a monthly peak to trough drawdown that likely leads to risk reduction, and a total peak to trough drawdown that likely leads to risk reduction.  There is also a drawdown limit where the Manager’s Investment Committee would meet to consider closing a given program.  Further, the Manager conducts a daily risk process measuring VaR and reviewing stress tests for all its portfolios, including the aggregate of those portfolios comprising the Fund.  The Manager evaluates the validity of VaR as a risk management tool by comparing the number of instances that profit and loss exceeded expected parameters over various time frames.  In addition, the Manager runs an extensive series of stress tests, including historical scenarios as well as specific foreign exchange, equity and interest rate shocks.

In addition to the risk monitoring procedures employed by the Manager, each discretionary trader trading on behalf of a discretionary strategy for the Fund has established his or her own proprietary risk measures and parameters.  These generally include measures of first order sensitivities (i.e., the sensitivity of the portfolio to a change in a parameter of the underlying instruments) to the most relevant risk factors for a given book (for example, the dollar value of a basis point in the case of interest rate products), measurement of stress loss in extreme market events, or the use of explicit stop loss points.  When individual limits on any of these are breached, the discretionary trader likely will reduce risk even if within the Manager’s guidelines.

The descriptions contained herein of DTP should not be understood as in any way limiting its investment activities.  In addition, the Fund may engage in investment strategies and programs not described herein that the Manager considers appropriate.

Systematic Trading Program

The Manager’s systematic investment programs employ various quantitatively based systems that are designed to participate selectively in potential profit opportunities that can occur in a diverse number of U.S. and international markets.  Such systems generally are based on computerized mathematical models and rely primarily on technical (i.e., historic price and volume data) rather than fundamental (i.e., general economic, interest rate and industrial production data) information as the basis for their trading decisions. The systems establish positions in markets where the price action of a particular market signals the computerized systems that a potential move in prices is occurring.  The systems are designed to analyze mathematically the recent trading characteristics of each market and to statistically compare such characteristics to the historical trading patterns of the particular market.  The systems also employ proprietary risk management and trade filter strategies that seek to benefit from price moves while reducing risk and volatility exposure.

Each systematic investment program of the Manager incorporates trading strategies developed by the Manager’s research department.  While the Manager’s systematic investment programs have employed long-term systematic strategies from their inception, the programs may also include trend systems with varying time horizons as well as high frequency trading systems, counter-trend trading systems and trading systems that do not seek to identify or follow price trends at all.  For example, high frequency trading systems, counter-trend systems, non-trend systems and other strategies may add value attributable to their low correlation to the Manager’s trend systems, reducing volatility and risk.  Importantly, high frequency trading systems, counter-trend systems, non-trend systems and other strategies may generate successful performance results in trading range type markets where there are few long-term trends.

The Manager believes strongly in the importance of research and development of new trading strategies and expects to develop additional trading systems and strategies and to modify the systems currently in use in its systematic programs over time in its ongoing efforts to keep pace with changing market conditions.  As an example of such efforts, the Manager has incorporated a proprietary multi-factor leverage model within its K4D program to systematically adjust the program’s exposure to key market sectors based on proprietary factors that assess the potential for prices and volatility to trend in the near term.  The decision to add or subtract systems or strategies from any investment program shall be at the Manager’s sole discretion.  The Manager anticipates that the range of trading strategies comprising the K4D program will continue to grow and evolve over time.

In connection with the Fund’s systematic trading, the Manager may employ discretion in determining the leverage and timing of trades for new accounts and the market weighting and participation.  In unusual or emergency market conditions, the Manager may also utilize discretion in establishing positions or liquidating positions or otherwise reducing portfolio risk where the Manager believes, in its sole discretion, that it is in the potential best interest of the Fund to do so.  As an example of the Manager’s use of discretion, in response to the significant disruption in the general markets caused by the financial crisis, over the course of the fourth quarter of 2008 the Manager increasingly reduced, by up to approximately 50%, the portfolio risk of its trading systems.  As a result of this use of discretion, the Fund’s trading activities generated less profit during that period than would have been the case if portfolio risk had not been reduced.  While such actions are anticipated to occur very infrequently, no assurance can be given that the Manager’s discretionary actions in these programs will enhance performance, and in fact such actions may cause the Fund to experience losses that it otherwise might not have incurred if the Manager had not intervened.

The K4D Program features the first system that the Manager developed, which began trading client accounts in 1995.  It utilizes multiple computerized trading models and offers broad diversification in both financial and non-financial markets, trading in approximately 100 global markets.  On a daily basis, the computer models analyze the recent price action, the relative strength and the risk characteristics of each market and compare statistically the quantitative results of this data to years of historical data on each market.  The K4D Program’s original systematic strategy is primarily long-term in nature, but the program also includes short-term and intermediate-term trend-following as well as momentum and other non-trend following strategies.

The investment objectives and methods summarized above represent the Manager’s current intentions.  Depending on conditions in the financial and securities markets and the economy in general, the Manager may pursue other objectives, employ other investment techniques or purchase any type of financial instrument that it considers appropriate and in the best interests of the Fund, whether or not described in this section.

(iv)	Use of Proceeds

JPMorgan Chase Bank N.A. serves as the Fund’s banker for purposes of receiving subscription funds, disbursing redemption payments and processing cash transactions not directly related to the Fund’s portfolio.

Bank of America, N.A. serves as the Fund’s banker for transactions on behalf of each portfolio.   A significant portion of the Fund’s assets may be held by Bank of America, N.A. in addition to the futures clearing brokers utilized on behalf of the Fund as well as OTC counterparties.  The Fund may also hold excess funds not required for trading in bank accounts at Bank of America, N.A. or elsewhere. The Manager, in its discretion, may change the brokerage and custodial arrangements described herein without notice to investors.

GAIF II currently has no direct arrangement with any futures commission broker; rather each master fund that trades on behalf of the Fund may have its separate clearing arrangements with a futures broker.   At present, Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce Fenner & Smith Incorporated (the successor to Bank of America Securities LLC as futures broker after Bank of America’s merger with Merrill Lynch and Co.), and Newedge USA, LLC are the primary futures clearing brokers for the master funds, but neither the Fund nor the master funds are required or under any contractual obligation to continue to employ them as futures clearing brokers (together with additional or replacement clearing brokers the Manager may select from time to time without notice to investors, the “Futures Brokers”).  The Manager is authorized to determine the Futures Broker (or the counterparty, if concerning a foreign currency or swap transaction) to be used for each portfolio transaction for the Fund.  The Manager is not affiliated with any futures commission merchant or broker-dealer.

Each Futures Broker will obtain, safe-keep and maintain custody of all of the Fund’s fully paid assets held by it in a customer account identified on the books of the Futures Broker as belonging to the Fund and segregated from the broker’s own proprietary positions.  All of the Fund’s assets, funds, securities and other property held by each Futures Broker are held as security or collateral for the Fund’s obligations to the broker.  The margin levels required to initiate or maintain open positions are established from time to time by each Futures Broker and applicable regulatory authorities.  Each Futures Broker may close out positions, purchase securities, or cancel orders for the Fund’s account at any time it deems necessary for its protection, generally without the consent of or notice to the Fund.

Agreements with Futures Brokers in general provide that the broker will not be liable in connection with the execution, clearing, handling, purchasing, or selling of commodities, or other property, or other action, except for negligence or misconduct on the broker’s part.  Such agreements also may provide that the Futures Broker will be indemnified and held harmless by the Fund from and against any loss, claim, or expense (including attorney’s fees) incurred by the broker in connection with it acting or declining to act for the Fund, and that the Fund will fully reimburse the broker for any legal or other expenses (including the cost of any investigation and preparation) which the broker may incur in connection with any claim, action, proceeding, or investigation arising out of or in connection with the agreement or the transactions contemplated thereunder.

In addition to trading in the Interbank market for foreign exchange, the Fund currently trades on all the major U.S. futures exchanges and may also trade on, but is not limited to, the following foreign exchanges:

Bolsa de Mercadorias and Futuros
Borsa Italiana Idem
EUREX Deutschland
EURONEXT
European Options Exchange
Hong Kong Exchanges and Clearing Ltd.
Intercontinental Exchange
London Metal Exchange Ltd.
Mercado de Futuros Financieros
Montreal Exchange
Osaka Securities Exchange
Singapore Exchange Ltd.
South African Exchange
Sydney Futures Exchange Ltd.
Tokyo Commodity Exchange
Tokyo Financial Exchange
Tokyo Stock Exchange

In connection with such trading on foreign exchanges, the Fund’s assets may be deposited by the futures brokers with foreign brokers or banks.  Although these foreign brokers or banks are subject to local regulation in their jurisdiction, the protections afforded by foreign regulatory bodies and rules may differ significantly from those afforded by United States regulators and rules.

The Fund expects to earn interest on cash not required to be posted as margin for its trading.  Cash not required by the Fund’s investment programs for trading is currently invested by the Manager in a separate cash management master fund, Graham Cash Assets LLC (“Cash Assets”), managed by the Manager.  The Fund pays the Manager no additional fees for managing the Fund’s assets in Cash Assets.  It is currently anticipated that on average between 70% and 90% of the assets of each portfolio will be invested in Cash Assets.  Various investment funds managed by the Manager and other entities affiliated with the Manager may invest in Cash Assets and each such entity bears its proportional share of the operating expenses of Cash Assets.  Cash Assets may pay some third-party fees to unaffiliated custodians or managers in connection with the management of its portfolio, which fees will effectively be borne pro rata by all investment vehicles that invest in Cash Assets.  Cash Assets may deposit a portion of its assets in an interest bearing bank account with Bank of America N.A. or other banks or in brokerage accounts, or it may purchase securities which are direct obligations of or obligations guaranteed as to principal or interest by the United States (e.g. U. S. Treasury Bills), or other securities issued or guaranteed by corporations in which the United States has a direct or indirect interest (e.g., U.S. government agency securities) which have been designated pursuant to section 3(a)(12) of the Securities Exchange Act of 1934 as exempted securities.  The Fund may invest in other cash management master funds managed by the Manager in the future or it may manage its cash directly either through deposit accounts at banks or by purchasing those types of securities described above that are currently purchased by Cash Assets.

The Fund trades spot and forward contracts on foreign currencies and, to a lesser degree, swap and derivatives contracts, currently the only non-CFTC regulated instruments the Fund currently anticipates trading.  The Manager estimates that 20-60% of the Fund’s trades for each portfolio may be in forward contracts and 5-15% in swap contracts, but depending on market conditions, the percentage of each portfolio’s trades constituted by forward or swap contracts may fall substantially outside that range.  Bank of America, N.A. currently serves as the Fund’s primary counterparty for foreign currency forward transactions.  Bank of America, N.A. as a Fund counterparty, and any other bank or broker-dealer acting as a foreign currency forward counterparty or swap counterparty of the Fund will obtain, safe-keep and maintain custody of all of the Fund’s fully paid assets held by it in a customer account identified on its books as belonging to the Fund and segregated from that entity’s own proprietary positions.  All of the Fund’s assets, funds, securities, and other property held by Fund counterparties are held as security or collateral for the Fund’s obligations to such entity.  As the forward and swap markets currently are unregulated, the Fund bears additional risks (e.g., the credit risk of trading with counterparties) not present in futures trading.  Under the recently enacted Dodd–Frank Wall Street Reform and Consumer Protection Act, the CFTC, sometimes together with the Securities and Exchange Commission, must enact regulations to govern these contracts and to require many of them to be cleared through an exchange or clearinghouse, but final regulations remain to be promulgated.

The Manager determines, in its sole and absolute discretion, the amount of distributions, if any, to be made by the Fund.  It is expected that dividends ordinarily will not be paid and that all portfolio earnings will be retained for reinvestment (subject to the redemption privilege).

Fees

(i)	Advisory Fee

Pursuant to the Company Agreement, each Class of the Fund pays the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate equal to 2% of the Net Asset Value of such Class.  For purposes of calculating the Advisory Fee, the Net Asset Value of each Class equals the total fair market value of the assets of the Fund attributable to that Class less the liabilities of the Fund attributable to that Class.  Profits and losses are allocated among the Classes in proportion to their respective Net Asset Values (before accrual of the Brokerage and Sponsor Fees and the Incentive Allocation set forth below).  The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month (before giving effect to any redemptions as of the last business day of the month and subscriptions as of the beginning of the next business day, and before deduction or accrual of fees payable to the Manager and the Incentive Allocation).  If the Company Agreement is terminated as of a date other than the last business day of a month, the Advisory Fee will be prorated through the termination date.

(ii)	Brokerage Fee

Class 0 of each portfolio of the Fund pays the Manager a brokerage and administrative fee (the “Brokerage Fee”) at an aggregate annual rate of 2% of its Net Asset Value and Class 2 of each portfolio of the Fund pays the Manager a Brokerage Fee at an aggregate annual rate of 4% of its Net Asset Value, in each case calculated and payable monthly in arrears in the same manner as the Advisory Fee.  In consideration of the Brokerage Fee, the Manager bears all of the Fund’s trading commissions (including exchange and clearing and regulatory fees relating to its trades), routine legal expenses, internal and external accounting, audit and tax preparation expenses, fees and expenses of an external or internal administrator, and expenses and costs of printing and mailing reports and notices, together with the costs incurred in connection with the organization of the Fund (including government incorporation charges and professional fees and expenses in connection with the preparation of the Fund’s offering documents and the preparation of the basic corporate and contract documents of the Fund) and the Fund’s continuing offering of Units.  The Brokerage Fee does not cover taxes, interest and other expenses related to borrowing, extraordinary expenses of the Fund, such as litigation expenses, or any other fees or expenses not described above, which will be separately borne by the Fund.

Each investor should understand that the Brokerage Fee will be determined solely based upon the Class and value of the investor’s Units, irrespective of the level of each portfolio’s trading or brokerage activity, which will fluctuate due to market conditions and the actual trading programs used on behalf of each portfolio.  Consequently, members may pay higher trading fees than if they invested in an investment vehicle that paid separate transaction-based commissions for trades.  The Manager shall bear the costs of the Fund’s brokerage and the administrative activities enumerated above to the extent they exceed any amount of Brokerage Fee received by the Manager.  To the extent that the amount of Brokerage Fees received by the Manager exceeds the amount that it pays for the Fund’s brokerage and administrative costs, the Manager will retain and not rebate the excess and such amount may be construed as an additional advisory fee to the Manager.

Although the Manager will pay all brokerage commissions relating to the trading programs utilized on behalf of the Fund, the Manager is not responsible for (i) the difference between bid and asked prices in over-the-counter transactions by the Fund, such as forward contracts, swaps and most government securities, (ii) bid-ask spreads in futures contracts traded on certain non-U.S. exchanges where trades are executed on a “net basis” and (iii) differential spreads in connection with EFP transactions.

(iii)	Sponsor Fee

Each Class of the Fund pays the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of 1% of its Net Asset Value, payable monthly in arrears, determined in the same manner as the Advisory Fee.

(iv)	Incentive Allocation

Each Class of the Fund bears a quarterly Incentive Allocation, payable to the Manager as of the end of each calendar quarter, equal to 20% of the net profits of the Class for the quarter, subject to a “loss carryforward” provision.  The loss carryforward provision generally provides that the Manager will not receive an Incentive Allocation in respect of the Class for a calendar quarter to the extent that the Class experiences net loss since the last calendar quarter for which an Incentive Allocation was earned and such loss has not been recouped through subsequent net profits.  The Incentive Allocation is calculated and paid as follows:  At the end of each calendar quarter, the Incentive Allocation is deducted from the Net Asset Value of each Class and credited to the Capital Account of the Manager in the Feeder Funds, in an amount equal to 20% of New High Net Trading Profits (as defined below) of such Class for such period.  “New High Net Trading Profits” for any Class for any quarter shall mean the Net Capital Appreciation (which includes unrealized gains and losses and interest income and expense, less all accrued debts, liabilities and obligations of the Class (but before any accrual for the Incentive Allocation) for such period) for the quarter minus the Carryforward Loss (as defined below), if any, as of the beginning of the quarter, for such Class.  The “Carryforward Loss” shall be increased as of the end of each calendar quarter by the amount of any Net Capital Depreciation with respect to such Class during the quarter then ended, and shall be decreased (but not below zero) as of the end of each calendar quarter by the amount of any Net Capital Appreciation with respect to such Class during the quarter then ended.  In addition, the Carryforward Loss for a Class for any calendar quarter shall be proportionately reduced effective as of the date of redemption of any Units of such Class by multiplying (i) the Carryforward Loss for such Class immediately prior to such redemption by (ii) the ratio that the amount of assets redeemed from such Class bears to the Net Assets of such Class immediately prior to such redemption.  The Carryforward Loss of a Class must be recouped before any subsequent Incentive Allocation can be made to the Manager.  The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed on any date not the end of a calendar quarter, as if the date of redemption were the end of a calendar quarter and the Incentive Allocation shall only be deducted with respect to such redeemed Units.

A portion of any of the above fees (including the Incentive Allocation) may be paid by the Manager to third parties as compensation for offering or selling activities in connection with the Fund.

Item 1A:	RISK FACTORS

All investments risk the loss of capital.  No guarantee or representation is made that either portfolio of the Fund will achieve its investment objective.  An investment in the Fund is speculative and involves certain considerations and risk factors that prospective investors should consider before subscribing.  The practices of leverage and derivatives trading and other investment techniques, which the Fund expects to employ, can, in certain circumstances, result in significant losses.  Under certain circumstances, an investment in the Fund involves the risk of a substantial loss of such investment.  Investors should be able to bear the loss of their entire investment in the Fund, and their investment in the Fund should not be their sole significant investment.

Past performance is not necessarily indicative of future results.

Class 0 of the Fund has been operating since August 1, 2006, and Class 2 since November 1, 2007 with respect to its original portfolio, now the Blended Strategies Portfolio.  Moreover, DTP became a part of the Blended Strategies Portfolio as of August 2008.  The Systematic Strategies Portfolio commenced actual trading as of January 1, 2009.  There can be no assurance that either portfolio of the Fund will achieve its investment objective.

Futures and Options Trading Is Speculative and Volatile.  Futures and options prices are highly volatile. Such volatility may lead to substantial risks and returns, generally much larger than in the case of equity or fixed-income investments.  Price movements for futures are influenced by, among other things: changing supply and demand relationships; weather; agricultural, trade, fiscal, monetary, and exchange control programs and policies of governments; macro political and economic events and policies; changes in national and international interest rates and rates of inflation; currency devaluations and revaluations; and emotions of other market participants.  None of these factors can be controlled by the Fund and no assurance can be given that the Manager’s advice will result in profitable trades for a participating customer or that a customer will not incur substantial losses.  With respect to the Blended Strategies Portfolio, the master funds included in DTP may purchase and write options.  The purchaser of an option is subject to the risk of losing the entire purchase price of the option, while the writer of an option is subject to an unlimited risk of loss, namely the risk of loss resulting from the difference between the premium received for the option and the price of the futures contract or other asset underlying the option which the writer must purchase or deliver upon exercise of the option.  Thus, an investment in the Fund is suitable only for those investors with speculative capital who understand the risks of futures and options markets.

The Fund’s Trading Is Highly Leveraged, Which May Result in Substantial Losses for the Fund.  The Fund trades futures and options on a leveraged basis due to the low margin deposits normally required for trading.  As a result, a relatively small price movement in a contract may result in immediate and substantial gains or losses for the Fund.  For example, $3,000 in margin may be required to hold a U.S. Treasury futures contract with a face value of $100,000.  If the value of the contract were to decline by 3%, the entire margin deposit would be lost.

Market Illiquidity May Cause Less Favorable Trade Prices.  Futures trading at times may be illiquid.  Most United States commodity exchanges limit price fluctuations in certain commodity interest prices during a single day by means of “daily price fluctuation limits” or “daily limits.”  The daily limit, which is set by most exchanges for all but a portion of the expiration month, imposes a floor and a ceiling on the prices at which a trade may be executed, as measured from the last trading day’s close.  While these limits were put in place to lessen margin exposure, they may have certain negative consequences for the Fund’s trading.  For example, once the price of a particular contract has increased or decreased by an amount equal to the daily limit, thereby producing a “limit-up” or “limit-down” market, positions in the contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Contract prices in various commodities have occasionally moved the daily limit for several consecutive days with little or no trading.  Similar occurrences could prevent the Fund from promptly liquidating unfavorable positions, subjecting the Fund to substantial losses.

In Times of Market Stress, the Fund May Not Be Able to Diversify Its Portfolio.  Where the markets are subject to exceptional stress, trading strategies and programs may become less diversified and more highly correlated as the stress may cause diverse and otherwise unrelated markets all to act in a similar manner.  Efforts by the Manager to diversify the Fund’s trading strategies and investment exposure may not succeed in protecting the Fund from significant losses in the event of severe market disruptions.

The Fund Is Subject to Speculative Position Limits, Which May Limit the Fund’s Ability to Generate Profits or Result in Losses.  The CFTC and various exchanges impose speculative position limits on the number of futures positions a person or group may hold or control in particular futures.  Most physical delivery and many financial futures and option contracts are subject to speculative position limits. The CFTC has established position limits with respect to contracts for corn, oats, wheat, soybeans, soybean oil, soybean meal, and cotton.  In other markets, the relevant exchanges are required to determine whether and to what extent limits should apply.  For purposes of complying with speculative position limits, the Fund’s outright futures positions will be required to be aggregated with any futures positions owned or controlled by the Manager or any principal of the Manager.  As a result, the Fund may be unable to take positions in particular futures or may be forced to liquidate positions in particular futures, which could limit the ability of the Fund to earn profits or cause it to experience losses.

Trading on Non-U.S. Exchanges Presents Greater Risks to the Fund than Trading on U.S. Exchanges.  Unlike trading on U.S. commodity exchanges, trading on non-U.S. commodity exchanges is not regulated by the CFTC and may be subject to greater risks than trading on U.S. exchanges.  For example, some non-U.S. exchanges are “principals’ markets” in which no common clearing facility exists and a trader may look only to the broker for performance of the contract.  In addition, unless the Fund hedges against fluctuations in the exchange rate between the U.S. dollar (in which Units are denominated) and other currencies in which trading is done on non-U.S. exchanges, any profits that the Fund might realize in trading could be reduced or eliminated by adverse changes in the exchange rate, or the Fund could incur losses as a result of those changes.

The Unregulated Nature of the Over-The-Counter Markets Creates Counterparty Risks that Do Not Exist in Futures Trading on Exchanges.  Forward markets, including foreign currency markets, offer less protection against defaults in trading than is available when trading occurs on an exchange.  Forward contracts are not guaranteed by an exchange or clearing house, and, therefore, a non-settlement or default on the contract would deprive the Fund of unrealized profits or force the Fund to cover its commitment to purchase and resale, if any, at the current market price.

Additional risks of the forward markets include: (i) the forward markets are generally not regulated by any U.S. or foreign governmental authorities; (ii) there are generally no limitations on daily price moves in forward transactions; (iii) speculative position limits are not applicable to forward transactions although the counterparties with which the Fund may deal may limit the size or duration of positions available as a consequence of credit considerations; (iv) participants in the forward markets are not required to make continuous markets in forward contracts; and (v) the forward markets are “principals’ markets” in which performance with respect to a forward contract is the responsibility only of the counterparty with which the trader has entered into a contract (or its guarantor, if any), and not of any exchange or clearing house.  As a result, the Fund will be subject to the risk of inability or refusal to perform with respect to such contracts on the part of the counterparties with which the Fund trades.  Because the Fund trades foreign exchange contracts with Bank of America, N.A., it is at risk with respect to the creditworthiness and trading practices of Bank of America, N.A. as the counterparty to its contracts.

The Fund Has Credit Risk with respect to its Futures Brokers.  The CEA requires a U.S. broker to segregate all funds received from such broker’s customers in respect of regulated futures transactions from such broker’s proprietary funds.  If the broker were not to do so to the full extent required by law, the assets of the Fund might not be fully protected in the event of the bankruptcy of the broker. In the event of the broker’s bankruptcy, the Fund would be limited to recovering only a pro rata share of all available funds segregated on behalf of the broker’s combined customer accounts, even though certain property specifically traceable to the Fund (for example, U.S. Treasury bills deposited by the Fund) was held by the broker.  In addition, in the event of bankruptcy or insolvency of an exchange or an affiliated clearing house, the Fund might experience a loss of funds deposited through its broker as margin with an exchange or affiliated clearing house, the loss of unrealized profits on its open positions, and the loss of funds owed to it as realized profits on closed positions.  If the Fund retains brokers that are not subject to U.S. regulation, its funds deposited with those brokers might not be segregated.

The Unregulated Nature of the Swaps and Derivatives Markets Creates Counterparty Risks that Do Not Exist in Futures Trading on Exchanges.  The Fund may enter into swap contracts and related derivatives agreements with various counterparties.  Swaps and other forms of derivatives instruments currently are not guaranteed by an exchange or its clearing house or regulated by any U.S. or foreign governmental authorities.  Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions.  The default of a party with which the Fund has entered into a swap or other derivative may result in the loss of unrealized profits and force the Fund to cover its resale commitments, if any, at the then current market price.  It may not be possible to dispose of or close out a swap or other derivative position without the consent of the counterparty, and the Fund may not be able to enter into an offsetting contract in order to be able to cover its risk.

The Fund Has Credit and Market Risks With Respect to Its Cash Management.  The Fund currently invests all assets not required for trading in Cash Assets, which in turn presently holds deposits in bank accounts or invests broadly in U.S. government or agency securities.  With respect to its cash deposited in bank accounts, although the bank accounts themselves may be insured by the United States Federal Deposit Insurance Corporation, the balances in such accounts will be largely uninsured, as the maximum amount of insurance available to such accounts will not be material relative to the balances that are expected to be maintained in the accounts.  With respect to its investment in U.S. government or agency securities, Cash Assets currently intends to hold them until they mature. Some of these securities may not mature for a year or longer.  If Cash Assets were forced to sell some of its securities in the open market before they mature to meet unanticipated redemption requests (whether from the Fund or other entities affiliated with the Manager), the market value of the securities at such time may be below their principal face amount, causing a loss for Fund investors.  In addition, if interest rates rise, the interest rate that Cash Assets pays its investors (including the Fund) will not fully reflect the new rates because its pre-existing investments are still yielding interest at lower rates.

The Fund May Also Borrow Money to Support its Trading, Which Could Increase the Level of Volatility in its Performance and Expose the Fund to Greater Losses.  In addition to the leverage implicit in trading futures, the Fund may borrow money from brokers or their affiliates and other lenders.  A significant portion of the funds borrowed by the Fund may be obtained from brokerage entities in the form of margin loans collateralized by assets held in the Fund’s brokerage account with such brokerage firms.  The Fund does not have any limits on borrowing or leverage.

The Fund Relies on Key Individuals.  The Fund relies exclusively on the Manager for the management of its investment portfolio, and the Manager relies significantly on the services of its founder, Kenneth G. Tropin.  There could be adverse consequences to the Fund in the event that the Manager ceases to be available to devote its services to the Fund.  There could be adverse consequences to the Fund if Mr. Tropin ceases to be available to devote his services to the Manager.

The Fund May Be Terminated at Any Time.   Unforeseen circumstances, including substantial losses, the retirement or loss of key personnel of the Manager, the withdrawal of the Manager or the decision of the Manager not to continue to manage the Fund, could cause the Fund to terminate prior to its stated termination date of December 31, 2050.  Early termination of the Fund could disrupt an investor’s overall investment portfolio plan resulting in the loss of some or all of its investment.

There is no Secondary Market for the Units, Therefore Investors Should Consider Their Investment in the Fund to be Illiquid.  It is not anticipated that an active secondary market will develop in the Units.  Units are not being registered so as to permit a public offering under the securities laws of any jurisdiction.  The Units will not be transferable without the consent of the Manager (which may be granted on such terms as it determines or withheld).  Moreover, there are limitations on the ability of an investor to require the Fund to redeem Units.  Consequently, the Units will be illiquid investments.

The Fund Does Not Anticipate Paying Dividends or Making Distributions, Therefore an Investment in the Fund is Not Appropriate for Investors Seeking Current Income.  Since the Fund does not presently intend to pay dividends or other distributions, an investment in the Fund may not be suitable for investors seeking current returns for financial or tax planning purposes.

Taxes Will Be Imposed on You Regardless of Cash Distributions. U.S. taxable investors in the Fund must recognize for federal income tax purposes their pro rata share of the taxable net income of the Fund, regardless of whether such investors requested a partial redemption from the Fund to cover their tax liabilities.  An investment in the Fund may generate taxable income for a member even though the value of the member’s interest in the Fund has declined.  A member may have to use personal funds to pay the income tax owed on the income or gain allocated to the member.  Sufficient information may not be available in time for the member to determine accurately an amount to redeem to pay taxes for a given fiscal year.

Investors Do Not Have the Protections Provided to a Regulated Mutual Fund.  Although the Fund may be considered similar to an investment company, it is not required to, and does not intend to, register as such under the Investment Company Act of 1940, as amended (the “Investment Company Act”).  Accordingly, certain provisions of the Investment Company Act (which, among other things, require investment companies to have a certain number of disinterested directors and regulate the relationship between the adviser and the investment company) will not be applicable.

Interests in the Fund have not been and will not be registered under the Securities Act, in reliance upon an exemption available under Regulation D under the Securities Act.  Accordingly, interests in the Fund will be offered only to investors that, among other requirements, are accredited investors within the meaning of Regulation D.

Impact of Recent Financial Industry Regulation is Uncertain but May Impact the Fund’s Operations.  The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act contains a number of new provisions intended to limit systemic risk in the financial services industry. The act’s provisions seek to increase regulatory oversight and supervision of both bank and nonbank entities in the financial services sector.  Under the act, Federal regulators have been tasked to develop rules designed to effect the act’s purposes, and in many respects this rulemaking is expected to be extensive.  The effect of such rulemaking on the financial services industry is as yet not fully capable of being known.  In particular as it relates to the Fund’s operations, the act tasks the Securities and Exchange Commission (the “SEC”) and the CFTC to draft rules bearing on the over-the-counter derivatives market designed to address capital and margin requirements, mandatory clearing, the operation of execution facilities and data repositories, business conduct standards for swap dealers, and transparency for transactional information.  It is not clear at this time how these rules will alter the operation of the markets in which the Fund operates or affect the operations of the Fund.

The Trading Programs Used by Each Portfolio May Be Changed Without Notice to Investors.  The Manager continuously updates and changes its trading programs as a result of its ongoing research efforts and in response to changing market conditions.  The Manager also expects to develop and implement new trading programs from time to time.   The Manager may make additions or deletions of trading programs used by either the Blended Strategies Portfolio or the Systematic Strategies Portfolio at any time, and may make additions, deletions or any other changes to its trading programs used by either portfolio  – such as changes in the amount of leverage of, or in the allocations of assets to, any of the trading programs used by either portfolio  – at any time as determined by the Manager in its sole discretion.  The Manager is not required to provide prior, or any, notice to investors of any such changes.  As a result, the descriptions of the trading programs of each portfolio in the Fund’s offering materials may not at any particular time fully or accurately describe the trading programs being used by each portfolio.

Conflicts of Interest

Performance Based and other Fund Compensation Could Expose the Fund to Greater Risks.  The Manager could receive substantial compensation in the event it generates net profits for the Fund.  Such compensation arrangements may provide an incentive for the Manager to effectuate larger and more risky transactions than would be the case in the absence of such arrangements.  The Manager may receive compensation with respect to unrealized appreciation of Fund assets as well as with respect to realized gains from the trading of Fund assets.  The fees and incentive allocation payable to the Manager were not the subject of arms’ length negotiation.  In addition, investors that acquire Units of any Class with a Net Asset Value below a previous high water mark might benefit at the expense of pre-existing investors where those Units increase in value but are not yet subject to an Incentive Allocation because the Class as a whole still has aggregate carried forward losses.

The Manager Manages Other Accounts.  The Manager acts as general partner or trading manager to investment funds and other managed accounts that have investment objectives and methodologies similar to those of the Fund.  As of March 1, 2011, the Manager acts as general partner or trading manager to 35 investment funds or managed accounts to which outside investors contribute capital.  Of these, 35 investment funds or managed accounts, 29 employ a systematic trading program identical to, or substantially similar to, that traded for the Systematic Strategies Portfolio and 6 employ a discretionary trading program similar to DTP, differing primarily in that they trade securities.  The Manager may also receive higher fees for managing certain of these accounts.  The Manager and its principals may trade for their own accounts in the same markets in which the Fund trades and such accounts may take positions that are opposite, or ahead of, positions taken for the Fund.  Fund investors will not be permitted to inspect the records of such proprietary accounts or the written policies related to such trading.   The Manager and its principals also may manage other accounts in the future.    All of the above accounts may compete with the Fund for the same positions.  All of the foregoing accounts may be aggregated for purposes of determining applicable position limits, and may take the same or different positions as the Fund.

With respect to the discretionary strategies traded for DTP, all of the Manager’s trading for each discretionary strategy is conducted through a single master fund for each such strategy or substrategy.  This structure eliminates the need for trade allocation procedures, which would otherwise be the case if trading for each strategy was conducted for multiple accounts.  The Manager closely reviews the capacity levels of each master fund traded for DTP to ensure that all funds that utilize DTP or a trading program similar to DTP can invest in the master funds at the levels designated by the Investment Committee.  To date, the master funds have not experienced capacity limits that would impact the operations of the funds that invest in them; however, no assurance can be given that in the future one or more master funds will not experience capacity limits, which would require the Manager to limit the participation of one or more funds in the affected master funds.

With respect to the Manager’s systematic trading programs, the Manager may place block orders with brokers on behalf of multiple accounts, including the Fund.  Accounts in which the Manager and its principals have an interest may be included with client accounts in block orders.  Because a block order may be executed at different prices, one or more of the accounts may receive more favorable fills and some less favorable fills.  Unless an average price of split fills is allocated, split fills generally are allocated to accounts on a “high to low” basis:  Accounts are ranked based on commencement of trading, and the highest split fill prices are allocated to the highest ranked accounts.  Any advantage a high ranked account enjoys on the sell order generally is offset by a disadvantage on the buy order.  Consistent application of this non-discretionary allocation methodology satisfies regulatory requirements of objectivity and fairness such that no account or group of accounts receives consistently favorable or unfavorable treatment.  Allocations made according to this methodology will be deemed equitable even though under certain market conditions a trade may be more favorable to some accounts than others.

The Manager may enter into side agreements with specific investors in the Fund providing for different fees, redemption rights, access to information about the Fund’s investments or other matters relating to an investment in the Fund.

The Master–Feeder Structure Underlying the Fund’s Trading May Create Operating Inefficiencies for the Fund.  All trading attributable to the Fund is currently conducted through the master funds organized and managed by the Manager, through a so-called “master-feeder” fund structure.  A portion of the subscription proceeds received from investors ordinarily is invested by the Fund in the master funds, in each case with limited liability to the Fund.  A separate master fund then invests in global fixed income, foreign exchange and other markets pursuant to each of the investment programs managed by the Manager.  Unless the context otherwise requires, references herein to the “Fund” shall include both the Fund as well as each master fund in which the Fund invests, if appropriate.

Other investment funds and managed accounts structured to meet the needs of various U.S. and non-U.S. investors, including various proprietary accounts of the Manager, also may invest in each master fund, including Cash Assets.  The units of such investors in any master fund may be in conflict in a number of respects, including, without limitation, as to the tax consequences and capital utilization with regard to any master fund’s transactions.  For example, each master fund’s transactions may provide investors subject to U.S. income taxation with different after-tax returns than those of non-U.S. and tax-exempt investors.  Also, each master fund may borrow to increase the efficiency of its capital utilization, but in so doing may incur borrowing charges at a rate that exceeds the rate at which the Fund earns interest income on its available cash.  Such borrowing, with its attendant additional cost, serves to stabilize the master funds’ financing arrangements and offers various other advantages to their investors.  At the same time, such borrowing may disproportionately benefit more leveraged investors in the master funds (including proprietary accounts of the Manager) over less leveraged investors (potentially including the Fund).

The foregoing list of risk factors and conflicts of interest does not purport to be a complete enumeration or explanation of the risks or conflicts involved in an investment in the Fund.  Prospective investors should consult with their own advisors before deciding to subscribe for Units.

Allocation of Profit and Loss

A separate Capital Account is maintained for each member with respect to each Class of Units held by such member.  The initial balance of each Capital Account of each member will equal the net initial contribution to the Fund by such member with respect to the Class to which such Capital Account relates.  Each Capital Account of each member is increased by any additional capital contributions by such member with respect to the Class to which such Capital Account relates, and decreased by any redemptions of Units of such Class by such member.  Net realized and unrealized appreciation or depreciation in the value of assets of each portfolio of the Fund, including investment income and expenses, is allocated at the end of each fiscal period among the Capital Accounts of the members in proportion to the relative values of such Capital Accounts as of the commencement of such fiscal period (in the case of any month end that is not also the end of a calendar quarter, before any accrual for the Incentive Allocation).

On the last day of each fiscal period, an allocation is made of the net profit or net loss attributable to the investments of each portfolio for such fiscal period.  The net profit or net loss for a fiscal period is allocated among all the Classes of each portfolio pro rata in the proportion that the Net Asset Value of each Class as of the date of the commencement of such fiscal period bears to the Net Asset Value of the portfolio as of such date.

The Net Asset Value of each Class means the total value of the Fund’s assets, at fair value, attributable to that Class less the liabilities of the Fund attributable to that Class.  The Net Asset Value per Unit of any Class is determined as of the close of business on the last business day of the month (a “Valuation Day”) by dividing the Net Asset Value of that Class by the number of outstanding Units of that Class.  Such deductions will include an accrual for the Incentive Allocation and the fees to be paid to the Manager.

The net profit or net loss of each Class for a fiscal period in turn is allocated among all holders of Units of that Class pro rata in the proportion that the Net Asset Value of each member’s holding of Units of that Class as of the date of the commencement of such fiscal period (after adjustment for any contributions to the capital of the Fund which are effective on such date) bears to the aggregate Net Asset Value of that Class as of such date.

The Manager is responsible for determining the value of the Fund’s assets.  The Fund has appointed SEI Global Services Inc. as the Fund’s independent administrator (“Administrator”), and in connection with that role SEI is responsible, subject to the ultimate supervision of the Manager, for calculating the Net Asset Value of the Fund and the Net Asset Value per Unit of each Class of Units.  In determining the Net Asset Value of the Fund and the Net Asset Value per Unit of each Class of Units, the Administrator will follow the valuation policies and procedures adopted by the Fund as set out below.  If the Manager is involved in the pricing of any of the Fund’s portfolio assets, the Administrator may accept, use and rely on such prices in determining the Net Asset Value of the Fund and shall not be liable to the Fund, any investor in the Fund, the Manager or any other person in so doing.

For all purposes, including redemptions and the calculation of the fees paid to the Manager, the Manager shall determine the fair market value of any investment made by the Fund.  In general, investments will be valued as follows:

a.
The value of unrealized gain or loss on open futures contracts shall be recorded as the difference between the contract price on the trade date and the closing price reported as of the Valuation Day on the primary exchange on which such contracts are traded.

b.
The value of any option listed or traded on any recognized foreign or U.S. exchange shall be the settlement price published by the principal exchange on which it is traded on the relevant Valuation Day.  If the recognized foreign or U.S. exchange does not publish a settlement price, the value of any option shall be the last reported sale price on the relevant Valuation Day on the principal exchange on which such option is traded.  If no such sale of such option was reported on that date, the market value shall be the average of the last reported bid and asked price.  The market value of any over-the-counter option for which representative broker’s quotations are available shall be determined in like manner by reference to the last reported sale price, or, if none is available, to the average of the last reported bid and asked quotation.  Provisions for the sale of such options written by the Fund shall be included in the assets of the portfolio, and the market value of such options shall be included as a liability.

c.	The value of any U.S. government security shall be the cost of such security plus accrued interest, discount and amortization of premium.

The fair value of any assets not referred to in clauses (a) through (c) above (or the valuation of any assets referred to therein in the event that the Manager shall determine that there is no active market or that another method of valuation is advisable in the circumstances) shall be determined by or pursuant to the direction of the Manager.  Prospective investors should be aware that situations involving uncertainties as to the valuation of portfolio positions could have an adverse effect on Net Asset Value if management’s judgments regarding appropriate valuations should prove incorrect.  Absent bad faith or manifest error, the Fund’s Net Asset Value determinations are conclusive and binding on all investors.  Net Asset Values are expressed in U.S. Dollars, and any items denominated in other currencies are translated at prevailing exchange rates as determined by the Administrator in consultation with the Manager.

The Manager may, in its sole and absolute discretion, permit any other method of valuation to be used if it considers that such method of valuation better reflects fair value and is in accordance with good accounting practice.

Reporting

The Fund is required to furnish audited annual reports to its members containing financial statements examined by the Fund’s independent registered public accounting firm.  The Fund is also required to provide members with monthly performance updates.

Regulation

The Manager has been registered as a CPO and CTA under the CEA and has been a member of the NFA since July 27, 1994.  GAIF II is regulated as a commodity pool by the CFTC and NFA.

The CFTC may suspend a CPO’s or CTA’s registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations.  In the event that the registration of the Manager were terminated or suspended, the Manager would be unable to continue to manage the business of the Fund.  Should the Manager’s registration be suspended, termination of GAIF II might result.  In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long or net short positions that any person may hold or control in particular commodities.  Most exchanges also limit the changes in futures contract prices that may occur during a single trading day.

All persons who provide services directly to the Fund (as opposed to those persons who provide services through a third-party service provider) are employed by the Manager.  The Fund has no employees of its own.

Item 1B:	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2:	PROPERTIES

The Fund does not own or use any physical properties in the conduct of its business.  The Manager operates from its principal office in Rowayton, Connecticut.

Item 3:	LEGAL PROCEEDINGS

There are no legal proceedings pending, on appeal or concluded to which the Fund is a party or to which any of its assets is subject.  There have been no material legal proceedings pending, on appeal or concluded against the Manager or any of its principals, directors or executive officers within the past five years.

Item 4:	[Removed and Reserved]

Item 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market information

There is no public market for the Units, and none is likely to develop.  Units may be redeemed subject to the conditions of the Company Agreement.  Units may not be assigned or otherwise transferred except as permitted under the Company Agreement and as such may not be sold by investors pursuant to Rule 144 of the Securities Act, as amended.

(b)	Holders

As of February 28, 2011, there were 515 holders of Class 0 Units and 317 holders of Class 2 Units of the Blended Strategies Portfolio and 117 holders of Class 0 Units and 180 holders of Class 2 Units of the Systematic Strategies Portfolio.

(c)	Dividends

The Manager determines, in its sole and absolute discretion, the amount of distributions, if any, to be made by the Fund to its investors.  To date no distributions have been paid on the Units and the Manager has no present intention to make any distributions in the future.

(d)	Securities Authorized for Issuance under Equity Compensation Plans

None.

(e)            Performance Graph

Not applicable.

(f)            Recent Sales of Unregistered Securities

For the three months ended December 31, 2010, the Fund issued 124,990 Units in exchange for $15,964,743 with respect to the Blended Strategies Portfolio and 26,907 Units in exchange for $2,660,459 with respect to the Systematic Strategies Portfolio, in each case in a transaction that was not registered under the Securities Act.  The Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder.

The following chart sets forth the purchases of Units of the Fund.

	Blended Strategies Portfolio Total Number of Units Purchased	Systematic Strategies Portfolio Total Number of Units Purchased
Period (as of)
October 1, 2010	34,477	3,324
November 1, 2010	52,329	9,644
December 1, 2010	38,184	13,939

Item 6:	SELECTED FINANCIAL DATA

The Fund is a smaller Reporting Company, as defined by Rule 229.10(f)(1) and therefore this item is not applicable.

Item 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a)	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to “Item 8: Financial Statements and Supplementary Data”.  The information contained therein is essential to, and should be read in conjunction with, the following analysis.  The Fund does not engage in the sale of goods or services.  The Fund’s capital consists of capital contributions of the members, as increased or decreased by gains and losses from its investments in the Master Funds, interest, expenses and redemptions.  Its only assets are its investments in the Master Funds.  The Master Funds do not engage in the sale of goods or services.  Their assets are comprised of the equity in their accounts with clearing brokers and OTC counterparties, in each case consisting of cash, open trade equity on derivatives and the net option premium paid or received. In the case of Graham Cash Assets LLC, the assets consist of investments in debt obligations guaranteed by the U.S. federal government, as well as cash and cash equivalents.

For the year ended December 31, 2010 the Fund’s Net Asset Value increased by $57,471,222 or 51.4%.  This increase was attributable to a $43,430,886 or 38.9% net increase in the Blended Strategies Portfolio and a $14,040,336 or 12.5% net increase in the Systematic Strategies Portfolio.  The net increase in the Blended Strategies Portfolio was attributable to total subscriptions of $47,128,984 or 42.2% and net income of $3,240,929 or 2.9% partially offset by redemptions totaling $6,939,027 or -6.2%, for the period.  The net increase in the Systematic Strategies Portfolio was attributable to total subscriptions of $14,050,682 or 12.5% and net income of $1,098,719 or 1.0% partially offset by redemptions totaling $1,109,065 or -1.0%, for the period.

For the year ended December 31, 2009 the Fund’s Net Asset Value increased by $31,848,268 or 39.9%.  This increase was attributable to a $24,601,663 or 30.8% net increase in the Blended Strategies Portfolio and a $7,246,605 or 9.1% net increase in the Systematic Strategies Portfolio. The net increase in the Blended Strategies Portfolio was attributable to total subscriptions of $42,549,389 or 53.3% and net income of $1,879,881 or 2.3% partially offset by redemptions totaling $19,827,607 or -24.8%, for the period. The net increase in the Systematic Strategies Portfolio was attributable to total subscriptions of $7,035,923 or 8.8% and net income of $210,682 or 0.3%, for the period.

(i) Results of Operations

The Fund’s success depends primarily upon the Manager’s ability to recognize and capitalize on market trends in the different and varied sectors of the global financial markets in which it trades.

Blended Strategies Portfolio 2010 Results

For 2010, the Blended Strategies Portfolio experienced net trading gains of $9,429,181 attributable to the following sectors;

Agriculture	$1,004,981
Energy	(1,801,668)
Foreign exchange	2,131,016
Interest rates	6,393,406
Metals	2,496,061
Softs	502,031
Stock index	(1,296,646)
$9,429,181

Through much of 2010 investors searched for greater clarity on the resilience of the economic recovery in the U.S. and Europe.  While corporate balance sheets demonstrated remarkable strength, government balance sheets were cast into considerable doubt and unemployment remained high.  Mid-term elections in the U.S., the expansion of the Federal Reserve’s balance sheet and cross-border tensions in the Eurozone regarding bailout packages for the European periphery, cast a spotlight on fiscal imbalances, while real solutions were deferred.  In the end, 2010 closed much as it began – with high unemployment and looming debt burdens in the U.S. and Europe, and a range of economic data that seem to point toward a positive, but tepid recovery.

The macro cross-currents of 2010 presented periods of significant volatility that at times were challenging to both the systematic and discretionary programs.  Thus, while trends emerged over the course of the year, such as higher commodity and equity prices and firm benchmark yields for much of the year, there were sharp reversals at points throughout the year particularly in January and May, and as bond yields bottomed in October.  This environment made it difficult to run sustained, directional risk and as such the portfolio experienced volatility in the returns from each sector as the trends and reversals emerged throughout the year.

The interest rate sector was the most profitable for the Blended Strategies Portfolio as the European fiscal imbalances and central bank intervention dominated market moves globally.  Performance in interest rates was slightly positive in the first quarter predominantly in the European markets offset by losses in the U.S.  The second quarter realized consistent gains, led by the European fixed income sector, as investors sought safety and purchased global bonds leading yields to fall sharply throughout the quarter. The trend in positive performance continued into the third quarter with significant gains derived in August from the flight to quality capital movements which were offset by losses in September.  The fourth quarter produced net losses as the portfolio was negatively impacted by trend reversals and subsequent short term volatility across the U.S. and European fixed income markets.  Foreign exchange provided solid gains for the year primarily on the strength in the Euro and the Australian dollar and the significant sell off in the U.S. dollar versus most currencies leading up to the second round of quantitative easing.  These gains were partially offset by losses on European cross currency positions.  The first quarter produced modest gains generated most notably in European currencies as well as Australian and New Zealand dollars.  The second quarter also resulted in modest gains driven by trading gains in the Euro when the portfolio took advantage of weakening in May.  These gains were partially offset by losses in June as the portfolio recognized losses amid general U.S. dollar weakness.  The positive performance continued into the third quarter as the portfolio was able to record notable gains on the strengthening Australian dollar as well as profits in trading the U.S. dollar as it weakened late in the quarter.  The fourth quarter saw the portfolio post a loss marked by the U.S. dollar strengthening. Profits were recognized in commodities for the year most notably in the second half as commodity prices surged in general on the heels of the weakened U.S. dollar.  Metals profits were led by the portfolio’s ability to capitalize as silver and gold reached historic highs.  Long positions in agricultural markets including corn and the soy complex benefited the portfolio as well during the latter part of the year as these prices also surged.  Modest gains were recorded in softs led by cotton which rallied on the heels of Chinese demand and in coffee, offset by losses recorded in sugar. Energy markets resulted in a loss for the year.  Profits from falling natural gas prices and spread trading in energy products were overshadowed by negative performance from crude and heating oil for much of the year. The quarterly performance had mixed results, with a slightly positive performance in the first quarter amid the falling natural gas prices offset by larger losses in the second quarter as crude prices reversed during the quarter while trading in the third and fourth quarters generating smaller trading losses.  Key reversals in January and May led to a net loss for the year in equities.  Geographically positions in European equity markets contributed the largest losses.  The sharp reversal in global stock prices at the beginning of the year led to losses in the first quarter.  The portfolio generated trading gains in March as equities rallied but these gains were not enough to offset the losses from the beginning portion of the quarter.  The second and third quarters also generated significant losses as investors sold off equities and began purchasing global bonds, which resulted in declines in equity indices.  The fourth quarter generated positive results as global equity indices rebounded through the end of the year.

Brokerage, Advisory and Sponsor Fees are calculated as a percentage of the Fund’s Net Asset Value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund.  Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the year ended December 31, 2010, Brokerage Fees increased by $875,024 or 43.7%, Advisory Fees increased by $757,776 or 44.2% and Sponsor Fees increased by $378,888 or 44.2% in the Blended Strategies Portfolio as compared to the year ended December 31, 2009.   These increases are all attributable to higher net assets of the portfolio resulting from subscriptions and a net gain for the period partially offset by redemptions. During the same period interest income increased by $556,874 or 80.7% predominantly due to the increase in net assets discussed above.  Interest was earned on free cash at an average annualized yield of 0.59% for the year ended December 31, 2010 compared to 0.60% for the year ended December 31, 2009.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio.  For the year ended December 31, 2010, the Incentive Allocation increased by $317,692 or 63.2%, as compared to the year ended December 31, 2009.  This was the result of a higher net gain before incentive allocation for the year ended December 31, 2010 as compared to the year ended December 31, 2009.

The following table illustrates the sector distribution of the Blended Strategies Portfolio’s investments in Master Funds as of December 31, 2010 based on the fair value of the underlying assets and liabilities in each master fund including both long and short positions.  Positive percentages represent net assets whereas negative percentages represent a net liability.

Agriculture	20.7%
Energy	19.7%
Foreign exchange	4.4%
Interest rates	21.7%
Metals	30.7%
Softs	4.3%
Stock index	(1.5%)
100.0%

Blended Strategies Portfolio 2009 Results

For 2009, the Blended Strategies Portfolio experienced net trading gains of $6,266,117 attributable to the following sectors;

Agriculture	$(511,101)
Energy	(798,545)
Foreign exchange	2,442,279
Interest rates	(1,135,495)
Metals	1,403,304
Softs	628,485
Stock index	4,237,190
$6,266,117

After reaching a bottom in March, global markets staged a spectacular rebound in 2009.  Equity markets surged on a global basis, credit spreads narrowed massively and the U.S. dollar lost some status as a safe haven, while commodity currencies moved upward.  While 2009 was challenging in light of volatile price action coupled with many rapid market reversals, the portfolio was able to post positive performance for the year.  European and U.S. stock markets produced substantial rallies as central banks and governments stepped up measures to solidify economic conditions.  In the first quarter short positions in global equity indexes generated profits for the most of the first quarter.  In March major banking institutions posted better than expected operating profits which when combined with the prospect of further stimulus funds to be released, sparked a significant rally in global stocks resulting in net losses for the quarter as well as early in the second quarter.  In the third and fourth quarters, the portfolio was able to post profits on long positions in global equity indices as the markets rose.  Foreign exchange added positive performance to the portfolio in trading the U.S. dollar, most notably against commodity currencies.  Profits were also recognized in trading European cross currency positions.  In the first quarter, the portfolio posted gains in January as the U.S. dollar strengthened on the heels of persistent safe haven buying tied to global recessionary fears, only to lose some of those gains later in the quarter when a stock market rally led to a weakening of the U.S. dollar.  The second quarter brought gains as the portfolio was able to benefit from the U.S. dollar trending lower versus most other global currencies.  The portfolio posted gains in the third and fourth quarters taking advantage of trading opportunities notably in European crosses among other currencies.  Strong price appreciation in base and precious metals resulted in gains to the portfolio from the metals sector.  Returns in metals trading were muted for the most part of the year, however during the latter part of the third quarter and into the fourth quarter the portfolio was able to post gains on price trends which developed in the precious and industrial metals markets. Trading in agriculture and soft commodities produced modest gains for the year with gains in softs, such as sugar and cocoa, offset by losses on agriculture positions such as corn and wheat.  The portfolio was able to post gains on prices trends in directional positions in the second half of the year which were offset by losses on calendar spread positions in the grain markets.  Detracting from performance were fixed income positions as choppy conditions during the summer erased early year gains, while the repaid sell-off at the end of the year erased gains made in November from long positions.  This resulted in the interest rate sector contributing negative performance for the year. In January the portfolio incurred losses as global bond prices retreated amid mounting concerns regarding the massive debt associated with the unprecedented government and central bank stimulus measures.  The portfolio posted gains on the heels of safe haven buying in February and directional and relative value trades in March, which resulted in a gain for the quarter.  For the remainder of the year, cautious sentiment in the market led to short lived trends and quick reversals leading the portfolio to experience losses in each of the last three quarters.  In the energy sector, the portfolio posted a loss for the year.   In the energy sector crude oil prices rose and natural gas prices dropped.  Both markets experienced significant reversals along the way and while the portfolio was able to generate some profits in spread trading, the volatility in the market led to overall losses to the portfolio.

The following table illustrates the sector distribution of the Blended Strategies Portfolio’s investments in Master Funds as of December 31, 2009 based on the fair value of the underlying assets and liabilities in each master fund including both long and short positions.  Positive percentages represent net assets whereas negative percentages represent a net liability.

Agriculture	3.1%
Energy	6.4%
Foreign exchange	42.1%
Interest rates	(39.1%)
Metals	54.5%
Softs	23.2%
Stock index	9.8%
100.0%

Systematic Portfolio 2010 Results

For 2010, the Systematic Strategies Portfolio experienced net trading gains of $1,979,470 attributable to the following sectors;

Agriculture	$161,336
Energy	(522,590)
Foreign exchange	698,539
Interest rates	1,214,509
Metals	665,166
Softs	13,574
Stock index	(251,064)
$1,979,470

The interest rate income sector was the most profitable as the European fiscal imbalances and accommodative monetary policy led to a rally in benchmark bonds during the second and third quarters.  During the first quarter, the portfolio experienced gains from European fixed income positions partially offset by losses in U.S. and Asian fixed income.  In the fourth quarter the portfolio posted losses amid volatile market conditions.  Foreign exchange provided solid gains primarily in the second half of the year on strength in the Euro and Swiss franc and weakness in the U.S. dollar versus most currencies leading up to the second round of quantitative easing.  During the first half of the year gains in commodity currencies, as they rallied versus the Euro, were overshadowed by losses late in the second quarter when the Euro strengthened versus the U.S. dollar and Swiss Franc resulting in a net loss to the portfolio. Trading in metals resulted in losses in the first half of the year led by steep declines in base metal prices.  In the second half of the year, the portfolio posted significant gains in precious metals as economic growth concerns helped spur a rally in both silver and gold which reached historic highs.  Profits were also recognized in the second half in base metals as prices rebounded driven by a more favorable outlook for industrial activity and increased demand from China. The portfolio posted gains in agriculture commodities as well as in soft commodities.  The first half of the year generated losses in sugar, corn, wheat and soybeans but the portfolio was able to offset these losses with gains in the seconds half of the year as long positions in agricultural markets including corn, soybean oil, soybean meal, cotton and sugar benefited the portfolio.  Energy markets netted a loss as profits from falling natural gas prices were overshadowed by negative performance in of crude and heating oil for much of the year.  Key reversals in January and May led to a net loss for the year in equities.  Geographically positions in European equity markets contributed the largest losses.  The portfolio experienced early losses in the first quarter, predominantly in the European equity indices, partially offset with late first quarter gains in U.S. and Asian equity indices, but still resulted in a net loss for the quarter.  The second quarter brought some volatile conditions in global equity indices and the portfolio posted a net loss for the quarter.  The third quarter saw continued volatility with a late June equity market sell-off turning into a sharp rally in July only to see a sell off again in August as investors flocked to the safety of government securities which resulted in a loss to the portfolio for the quarter.  Long positions in global stock indexes generated gains in the fourth quarter as U.S. markets rose amid positive third quarter corporate earnings reported in October.  The portfolio was able to hold the gains despite volatile conditions with European and U.S. equity markets declining in November and then rebounding partially in December.

Brokerage, Advisory and Sponsor Fees are calculated as a percentage of the Fund’s Net Asset Value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund.  Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the year ended December 31, 2010, Brokerage Fees increased by $340,308 or 524.3%, Advisory Fees increased by $254,492 or 522.6% and Sponsor Fees increased by $127,246 or 522.6% in the Systematic Strategies Portfolio as compared to the year ended December 31, 2009.   These increases are all attributable to higher net assets of the portfolio resulting from subscriptions and a net gain for the period partially offset by redemptions. During the same period interest income increased by $128,853 or 655.9% predominantly due to the increase in net assets discussed above.  Interest was earned on free cash at an average annualized yield of 0.59% for the year ended December 31, 2010 compared to 0.60% for the year ended December 31, 2009.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio.  For the year ended December 31, 2010, the Incentive Allocation increased by $106,905, or 179.7%, as compared to the year ended December 31, 2009.  This was the result of a higher net gain before incentive allocation for the year ended December 31, 2010 as compared to the year ended December 31, 2009.

The following table illustrates the sector distribution of the Systematic Strategies Portfolio’s investments in Master Funds as of December 31, 2010 based on the fair value of the underlying assets and liabilities in each master fund including both long and short positions.  Positive percentages represent net assets whereas negative percentages represent a net liability.

Agriculture	21.3%
Energy	14.1%
Foreign exchange	19.3%
Interest rates	(15.6%)
Metals	56.3%
Softs	7.6%
Stock index	(3.0%)
100.0%

Systematic Portfolio 2009 Results

For 2009, the Systematic Strategies Portfolio experienced net trading gains of $388,470 attributable to the following sectors;

Agriculture	$(78,355)
Energy	(175,031)
Foreign exchange	149,035
Interest rates	(495,122)
Metals	241,075
Softs	119,931
Stock index	626,937
$388,470

After reaching a bottom in March, global markets staged a spectacular rebound in 2009.  Equity markets surged on a global basis, credit spreads narrowed massively and the U.S. dollar lost some status as a safe haven, while commodity currencies moved upwards.  While 2009 was challenging in light of volatile price action coupled with many rapid market reversals, the portfolio was able to post positive performance for the year.  European and U.S. stock markets produced substantial rallies as central banks and governments stepped up measures to solidify economic conditions.  In the first quarter short positions in global equity indexes generated profits for the most of the first quarter.  In March major banking institutions posted better than expected operating profits which when combined with the prospect of further stimulus funds to be released, sparked a significant rally in global stocks resulting in net losses for the quarter as well as early in the second quarter.  The portfolio entered the second quarter with a short bias in global equity indices and experienced losses as equities advanced amid growing hopes for improved economic conditions.  The portfolio was able to take advantage of the price trends in the latter half of the quarter but still posted a net loss for the quarter.  In the third and fourth quarter, the portfolio was able to generate profits on long positions in global equity indices as the markets continued to rise steadily through the second half of the year on the improved economic news in the U.S. and abroad.  Foreign exchange generated positive performance as the U.S. dollar declined, most notably against commodity currencies.  In the first quarter, the portfolio was able to generate gains in January as the U.S. dollar strengthened on the heels of persistent “safe haven” buying tied to global recessionary fears, only to lose some of the gains later in the quarter as the stock market rally led to a dollar reversal.  The second quarter brought gains as the portfolio was able to benefit from the U.S. dollar trending lower versus most other global currencies as investors flocked to higher yielding assets on an improved outlook for the global economy.  The portfolio posted gains in the third and fourth quarters by taking advantage of U.S. dollar weakness which was prevalent throughout the second half of the year.  These gains outweighed earlier losses, resulting in a net gain for the year from the foreign exchange sector.  Strong price appreciation in base and precious metals resulted in gains to the portfolio from the metals sector.  Returns in metals trading were muted for the most part of the year, however during the latter part of the third quarter and into the fourth quarter the portfolio was able to post gains on price trends which developed in the precious and industrial metals markets.  Trading in agriculture and soft commodities produced modest gains for the year with gains in softs, notably sugar and cocoa, offset by negative performance in agriculture, notably corn and wheat.  The portfolio posted losses from commodities in the first quarter as prices declined amid shifting supply and demand.   Similar results were posted in the second quarter as initial bullish trends reversed at the end of the quarter as concerns regarding the pace of global economic recovery and expanding inventories weighed on the commodity markets.  The third quarter posted gains led by trading in sugar which reached new highs during the quarter.  The fourth quarter brought mixed results with gains in softs being surpassed with losses in agricultures as investors began to worry valuations were lofty resulting in prices falling in certain markets.  Detracting from performance were fixed income positions as choppy conditions during the summer erased early year gains, while the repaid sell-off at the end of the year erased gains made in November from long positions.  In January the portfolio incurred losses as global bond prices retreated amid mounting concerns regarding the massive debt associated with the unprecedented government and central bank stimulus measures.  The portfolio posted gains on the heels of safe haven buying in February and directional and relative value trades in March, which resulted in a gain for the quarter.  For the remainder of the year, cautious sentiment in the market led to short lived trends and quick reversals leading the portfolio to experience losses in each of the last three quarters.  In the energy sector crude oil prices rose and natural gas prices dropped.  Both markets experienced significant reversals along the way and while the portfolio was able to generate some profits in spread trading, the volatility in the market led to overall losses to the portfolio.

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
100.0%

Variables Affecting Performance

The performance of each portfolio of the Fund is affected by net profitability resulting from the trading operations of the master funds, the fees charged by the Fund, and interest income earned on cash and cash equivalents.   The master funds acquire and liquidate long and short positions in futures contracts, forwards contracts, spot currency contracts and associated derivative instruments such as options and swaps.  These instruments are carried at fair value, which is heavily influenced by a wide variety of factors including, but not limited to the level and volatility of exchange rates, interest rates, equity prices, and commodity prices as well as global macro political events.  These factors generate market movements affecting the fair value of these instruments and in turn the net gains and losses allocated from the master funds.

Brokerage, advisory and sponsor fees are calculated based on percentage of the net asset value of each portfolio.  Changes in the net assets of each portfolio resulting from subscriptions, redemptions, interest and trading profits allocated from the master funds can therefore have a material impact in the fee expense of each portfolio.

A portion of the assets of each portfolio is held in cash and cash equivalents.  Changes in the net assets of each portfolio as well as changes in the interest rates earned on these investments can have a material impact on interest income earned.

(ii)	Liquidity

A portion of the assets of each portfolio is generally held as cash or cash equivalents, which are used to margin the Fund’s investments.  It is expected that the average margin the Fund will be required to post to support the Fund’s trading may range between 10% and 30% of the total assets of each portfolio, which will be segregated or secured by the futures brokers in accordance with the CEA and with CFTC regulations or be maintained on deposit with over-the-counter counterparties.  In exceptional market conditions, this amount could increase.  The master funds are subject to margin calls on a constant daily and intra-day basis, whether in connection with initiating new investment positions or as a result of changes in the value of current investment positions.  These margin requirements are met through the posting of additional margin with the applicable futures broker or FX clearing broker, on an almost daily basis.  The Manager generally expresses its margin requirements for the portfolios in terms of the aggregate of the margin requirements for the underlying strategies plus the net option premium costs for the underlying strategies.  For the periods ended December 31, 2010 and December 31, 2009, the margin requirements for the Blended Strategies Portfolio was 7.57% and 5.34%, respectively, and for the Systematic Strategies Portfolio was 7.73% and 9.18%, respectively.

Other than any potential market-imposed limitations on liquidity, the Fund’s assets are highly liquid and are expected to remain so.  Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Fund’s futures trading.  Through December 31, 2010, the Fund experienced no meaningful periods of illiquidity in any of the markets traded by the Manager on behalf of the Fund.

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

The Fund records its investments in the Feeder Funds at fair value in accordance with U.S. GAAP.  In determining its net asset value, each Feeder Fund records its investments in master funds at fair value in accordance with U.S. GAAP.  The Fund records its proportionate share of the Feeder Funds’ investment income and loss, expenses, fees, and realized and unrealized gains and losses on a monthly basis.  Purchases and sales of units in the Feeder Funds are recorded on a trade date basis.

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

Cash Assets - The Feeder Funds invest a portion of their excess liquidity in Cash Assets, an entity for which the Manager is also the sole investment advisor.  The financial information of Cash Assets is included in the notes to the Financial Statements of the Feeder Funds within Item 8.

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

(v)	Off-Balance Sheet Arrangements

The Fund does not engage in off-balance sheet arrangements with other entities.

Item 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Fund is a smaller Reporting Company, as defined by Rule 229.10(f)(1) and therefore this item is not applicable.

Item 8:	FINANCIAL STATEMENTS AND SUPPLEMTARY DATA

Consolidated Financial Statements

Graham Alternative Investment Fund II LLC
Years Ended December 31, 2010 and 2009
with Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Members of
Graham Alternative Investment Fund II LLC

We have audited the accompanying consolidated statements of financial condition of Graham Alternative Investment Fund II LLC, (the “Fund”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in members’ capital and cash flows for each of the two years in the period ended December 31, 2010. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Fund's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures  that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund's internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Graham Alternative Investment Fund II LLC at December 31, 2010 and 2009, and the consolidated results of its operations, changes in its members’ capital and its cash flows for each of the two years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP
Stamford, CT

March 30, 2011

Graham Alternative Investment Fund II LLC

Consolidated Statements of Financial Condition

	December 31,
	2010	2009
Assets
Investment in Graham Alternative Investment Trading LLC, at fair value	$147,900,169	$104,469,283
Investment in Graham Alternative Investment Trading II LLC, at fair value	21,286,941	7,246,605
Redemptions receivable from Graham Alternative Investment Trading LLC	1,136,034	179,735
Redemptions receivable from Graham Alternative Investment Trading II LLC	729,231	-
Total assets	$171,052,375	$111,895,623

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$1,865,265	$179,735
Total liabilities	1,865,265	179,735

Members’ capital:
Blended Strategies Portfolio
Class 0 Units (875,825.668 and 636,284.928 units issued and outstanding at $138.96 and $135.56, respectively)	121,701,356	86,253,313
Class 2 Units (230,452.833 and 161,590.940 units issued and outstanding at $113.68 and $112.73, respectively)	26,198,813	18,215,970
Total Blended Strategies Portfolio	147,900,169	104,469,283

Systematic Strategies Portfolio
Class 0 Units (122,899.506 and 41,862.245 units issued and outstanding at $102.92 and $100.59, respectively)	12,648,247	4,210,889
Class 2 Units (86,626.635 and 30,647.378 units issued and outstanding at $99.72 and $99.05, respectively)	8,638,694	3,035,716
Total Systematic Strategies Portfolio	21,286,941	7,246,605
Total members’ capital	169,187,110	111,715,888
Total liabilities and members’ capital	$171,052,375	$111,895,623

See accompanying notes.

Graham Alternative Investment Fund II LLC

Consolidated Statements of Operations

	Years Ended December 31,
	2010	2009
Net gain allocated from investments in other funds:
Net realized gain on investments	$7,330,888	$7,654,872
Net increase (decrease) in unrealized appreciation on investments	4,077,763	(1,000,285)
Net gain allocated from investments in other funds	11,408,651	6,654,587

Net investment loss allocated from investments in other funds:
Investment income:
Interest income	1,395,819	710,092

Expenses:
Brokerage fees	3,284,144	2,068,812
Advisory fees	2,774,409	1,762,141
Sponsor fees	1,387,205	881,071
Incentive allocation	986,689	562,092
Interest and other	32,375	-
Total expenses	8,464,822	5,274,116
Net investment loss allocated from investments in other funds	(7,069,003)	(4,564,024)

Net income	$4,339,648	$2,090,563

See accompanying notes.

Graham Alternative Investment Fund II LLC

Consolidated Statements of Changes in Members’ Capital

For the years ended December 31, 2010 and 2009

	Blended Strategies Portfolio
	Class 0 Units		Class 2 Units		Total
	Units	Capital	Units	Capital	Blended Strategies Portfolio

Members’ capital, December 31, 2008	516,925.720	$68,295,291	103,563.227	$11,572,329	$79,867,620
Subscriptions	244,877.518	32,813,189	87,221.168	9,736,200	42,549,389
Redemptions	(125,518.310)	(16,582,572)	(29,193.455)	(3,245,035)	(19,827,607)
Net income	–	1,727,405	–	152,476	1,879,881
Members’ capital, December 31, 2009	636,284.928	$86,253,313	161,590.940	$18,215,970	$104,469,283
Subscriptions	276,005.252	37,406,366	86,443.798	9,722,618	47,128,984
Redemptions	(36,464.512)	(4,978,719)	(17,581.905)	(1,960,308)	(6,939,027)
Net income	–	3,020,396	–	220,533	3,240,929
Members’ capital, December, 2010	875,825.668	$121,701,356	230,452.833	$26,198,813	$147,900,169

See accompanying notes.

Graham Alternative Investment Fund II LLC

Consolidated Statements of Changes in Members’ Capital (continued)

For the years ended December 31, 2010 and 2009

	Systematic Strategies Portfolio
	Class 0 Units		Class 2 Units		Total
	Units	Capital	Units	Capital	Systematic Strategies Portfolio	Total Members’ Capital

Members’ capital, December 31, 2008	–	$–	–	$–	$–	$79,867,620
Initial subscriptions, January 4, 2009	50.000	5,000	1,022.310	100,000	105,000	105,000
Subscriptions	41,812.245	4,020,883	29,625.068	2,910,040	6,930,923	49,480,312
Redemptions	–	–	–	–	–	(19,827,607)
Net income	–	185,006	–	25,676	210,682	2,090,563
Members’ capital, December 31, 2009	41,862.245	4,210,889	30,647.378	3,035,716	7,246,605	111,715,888
Subscriptions	89,634.665	8,487,082	58,453.515	5,563,600	14,050,682	61,179,666
Redemptions	(8,597.404)	(873,950)	(2,474.258)	(235,115)	(1,109,065)	(8,048,092)
Net income	–	824,226	–	274,493	1,098,719	4,339,648
Members’ capital, December 31, 2010	122,899.506	$12,648,247	86,626.635	$8,638,694	$21,286,941	$169,187,110

See accompanying notes.

Graham Alternative Investment Fund II LLC

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2010	2009
Cash flows used in operating activities
Net income	$4,339,648	$2,090,563
Adjustments to reconcile net income to net cash used in operating activities:
Net income allocated from investment in Graham Alternative Investment Trading LLC	(3,240,929)	(1,879,881)
Net income allocated from investment in Graham Alternative Investment Trading II LLC	(1,098,719)	(210,682)
Proceeds from sale of investments in Graham Alternative Investment Trading LLC	6,939,027	20,557,934
Proceeds from sale of investments in Graham Alternative Investment Trading II LLC	1,109,065	–
Investments in Graham Alternative Investment Trading LLC	(47,128,984)	(42,549,389)
Investments in Graham Alternative Investment Trading II LLC	(14,050,682)	(7,035,923)
Changes in assets and liabilities:
Redemptions receivable from Graham Alternative Investment Trading LLC	(956,299)	–
Redemptions receivable from Graham Alternative Investment Trading II LLC	(729,231)	–
Net cash used in operating activities	(54,817,104)	(29,027,378)

Cash flows provided by financing activities
Subscriptions	61,179,666	49,585,312
Redemptions	(6,362,562)	(20,557,934)
Net cash provided by financing activities	54,817,104	29,027,378

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of year	–	–
Cash and cash equivalents, end of year	$–	$–

See accompanying notes.

Graham Alternative Investment Fund II LLC

Notes to Consolidated Financial Statements

December 31, 2010

1. Organization and Business

Graham Alternative Investment Fund II LLC (the “Fund”) was formed on May 16, 2006, commenced operations on August 1, 2006 and is organized as a Delaware Limited Liability Company (“LLC”). The Fund offers members Class 0 and Class 2 units of a Blended Strategies Portfolio, and Class 0 and Class 2 units of a Systematic Strategies Portfolio.  Graham Alternative Investment Ltd. (“GAI”) is a British Virgin Islands business company which was formed on June 1, 2006 and commenced operations on August 1, 2006.  The Fund invests all of its Blended Strategies Portfolio assets dedicated to trading in Graham Alternative Investment Trading LLC (“GAIT”), a Delaware LLC formed on May 18, 2006 through an investment in GAI.  The Fund invests all of its Systematic Strategies Portfolio assets dedicated to trading in Graham Alternative Investment Trading II LLC (“GAIT II”), a Delaware LLC formed on July 16, 2008 through an investment in GAI. GAIT and GAIT II (collectively “the GAIT Funds”) invest in various master trading vehicles (“Master Funds”), all of which are managed by Graham Capital Management, L.P. (the “Advisor” or “Manager”). The Fund is the sole owner of GAI and GAI invests all of its assets into the GAIT Funds.  The Manager is the director of GAI and the sole investment advisor of GAI, the GAIT Funds and the Fund. The Manager is registered as a Commodity Pool Operator and Commodity Trading Advisor with the Commodity Futures Trading Commission and is a member of the National Futures Association. On June 30, 2010 the Fund registered as a reporting company under the Securities and Exchange Act of 1934.

The investment objective of the Fund is to achieve long-term capital appreciation through professionally managed trading in both U.S. and foreign markets, primarily in futures contracts, forwards contracts, spot currency contracts, options and associated derivative instruments such as options and swaps through its investments in the GAIT Funds which in turn invest in various Master Funds.  The Master Funds seek to profit from opportunities in the global financial markets, including interest rate futures, foreign exchange, global stock indices and energy, metals and agricultural futures, as professionally managed multi-strategy investment vehicles.  Each of the investment programs consists of multiple trading strategies of the Manager, which the Manager has combined in an effort to diversify the Fund’s investment exposure and to make the Fund’s performance returns less volatile and more consistently profitable.

In addition to trading in the Interbank market for foreign exchange, the Manager currently executes orders on all the major U.S. futures exchanges and may also trade on, but is not limited to, the Bolsa de Mercadorias and Futuros (“BMF”), Borsa Italiana Idem (“IML”), the Eurex Deutschland (“EUREX”), Euronext (“EURONEXT”), the Hong Kong Exchanges and Clearing Ltd. (“HKEX”), the Intercontinental Exchange (“ICE”), the London International Financial Futures and Options Exchange Ltd. (“LIFFE”), the London Metal Exchange (“LME”), the Montreal Exchange (“ME”), the Mercado de Futuros Financieros (“MEFF”), the Osaka Securities Exchange (“OSE”), the Sydney Futures Exchange Ltd. (“SFE”), the Singapore Exchange (“SGX”), the South African Exchange (“SAFEX”), the Tokyo Financial Exchange (“TFX”), the Tokyo Commodity Exchange (“TOCOM”) and the Tokyo Stock Exchange (“TSE”).

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

Investment in Graham Alternative Investment Trading LLC and Graham Alternative Investment Trading II LLC

The Fund records its investments in the GAIT Funds at fair value in accordance with U.S. GAAP. In determining its net asset value, the GAIT Funds record their investments in Master Funds at fair value based upon the GAIT Funds’ proportionate share of the Master Funds’ reported net asset value. The Fund records its proportionate share of the GAIT Funds’ investment income and loss, expenses, fees, and realized and unrealized gains and losses on a monthly basis and includes them in the consolidated statements of operations. Purchases and sales of units in the Fund, GAI and the GAIT Funds are recorded on a trade date basis. The accounting policies of the GAIT Funds are described in their attached respective financial statements.

Each of the GAIT Funds charges its investors, including the Fund, an advisory fee, brokerage fee, sponsor fee and incentive allocation, all of which are described in detail in Note 4. The Fund does not charge any additional fees; however each investor in the Fund indirectly bears their portion of the advisory fee, brokerage fee, sponsor fee and incentive allocation charged by the GAIT Funds.

At December 31, 2010 and 2009, the Fund owned 33.11% and 34.38%, respectively of GAIT.  At December 31, 2010 and 2009, the Fund owned 30.50% and 19.48%, respectively of GAIT II.

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
•
Level 2 inputs include quoted prices for similar assets and liabilities obtained from independent brokers and/or market makers in each security. With respect to the Fund’s investments in the GAIT Funds, Level 2 inputs include the net asset value of the underlying fund.

•	Level 3 inputs are those which are considered unobservable and are significant in arriving at fair value.

The Fund reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP.  In accordance with this hierarchy, the Fund’s investments in the GAIT Funds have been classified as a Level 2 valuation.  There were no Level 3 assets or liabilities held at any point during the years ended December 31, 2010 and 2009 by the GAIT Funds or GCA, and there were no transfers between Level 1 and Level 2.

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

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

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

3. Capital Accounts (continued)

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

Addition of Members and Managing Members

Units are available for subscription as of the first business day of each month upon written notice of at least three business days prior to the last business day of the preceding month.

Subscriptions

Units may be purchased at a price equal to the Net Asset Value per Unit of the relevant Class as of the immediately preceding Valuation Day, as defined in the LLC Agreement. The minimum initial subscription from each investor in each Class is $10,000. Members may subscribe for additional Units in a minimum amount of not less than $5,000.

Redemption of Units

Units are not subject to any minimum holding period. Members may redeem Units at the Net Asset Value thereof as of each Valuation Day, as defined in the LLC Agreement, upon not less than three business days’ prior written notice to the administrator. A partial redemption request for an amount less than $10,000 will not be accepted, nor will a redemption request be accepted to the extent that it would result in an investor owning less than $10,000. The redemption proceeds will normally be remitted within 15 days after the Valuation Day, without interest for the period from the Valuation Day to the payment date.

Redemption Fees

Class 2 Units are subject to a redemption fee equal to 2% of their Net Asset Value if redeemed within six months from their subscription date and a redemption fee equal to 1% of their Net Asset Value if redeemed more than six and less than twelve months from their subscription date. Class 0 Units are not subject to a redemption fee. Redemption fees are payable to the Manager upon redemption of Units. Redemption Fees of $7,006 and $12,779 were paid to the Manager for the years ended December 31, 2010 and 2009, respectively, and are included in redemptions in the statements of changes in members’ capital.

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

4. Fees (continued)

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

In consideration of the Brokerage Fee, the Manager bears all of the GAIT Funds’ trading commissions (including exchange, clearing and regulatory fees relating to its trades), routine legal expenses, internal and external accounting, audit and tax preparation expenses, fees and expenses of an external or internal administrator, and expenses and costs of printing and mailing reports and notices, together with the costs incurred in connection with the organization of the GAIT Funds and the GAIT Funds’ continuous offering of Units. To the extent the GAIT Funds are allocated any of these expenses from the Master Funds in which it invests, the Manager will reimburse the GAIT Funds those amounts.  These reimbursements are included in commission reimbursements in the statements of operations and managing member allocation.

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

Graham Alternative Investment Fund II LLC

Notes to Consolidated Financial Statements (continued)

5. Income Taxes (continued)

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a more-likely-than-not threshold would be recorded as a tax expense in the current year. The Manager has evaluated the Fund’s tax positions and has concluded that there are no significant tax positions requiring recognition, measurement or disclosure in the consolidated financial statements. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination.

6. Related Party Transactions

The Manager, due to its relationship with its affiliates, may enter into certain related party transactions.

7. Financial Highlights

The following is the per Unit operating performance calculation for the years ended December 31, 2010 and 2009:

	Blended Strategies Portfolio		Systematic Strategies Portfolio
	Class 0	Class 2	Class 0	Class 2
Per share operating performance
Net asset value per unit, December 31, 2008	$132.12	$111.74	$-	$-
Initial net asset value per unit, January 4, 2009	-	-	100.00	100.00
Net income (loss):
Net investment loss	(6.85)	(6.62)	(0.35)	(3.95)
Net gain on investments	10.29	7.61	0.94	3.00
Net income (loss)	3.44	0.99	0.59	(0.95)
Net asset value per unit, December 31, 2009	$135.56	$112.73	$100.59	$99.05

Net asset value per unit, December 31, 2009	$135.56	$112.73	$100.59	$99.05
Net income:
Net investment loss	(6.92)	(6.34)	(2.62)	(1.49)
Net gain on investments	10.32	7.29	4.95	2.16
Net income	3.40	0.95	2.33	0.67
Net asset value per unit, December 31, 2010	$138.96	$113.68	$102.92	$99.72

Graham Alternative Investment Fund II LLC

Notes to Consolidated Financial Statements (continued)

7. Financial Highlights (continued)

The following represents ratios to average members’ capital and total return for the years ended December 31, 2010 and 2009 for the Blended Strategies Portfolio:

	Blended Strategies Portfolio
	Class 0		Class 2
	2010	2009	2010	2009

Total return before Incentive Allocation	3.27%	3.24%	1.17%	1.24%
Incentive Allocation	(0.76)	(0.64)	(0.32)	(0.35)
Total return after Incentive Allocation	2.51%	2.60%	0.85%	0.89%

Net investment loss before Incentive Allocation	(4.45)%	(5.46)%	(6.50)%	(6.45)%
Incentive Allocation	(0.76)	(0.64)	(0.32)	(0.35)
Net investment loss after Incentive Allocation	(5.21)%	(6.10)%	(6.82)%	(6.80)%

Total expenses before Incentive Allocation	4.43%	5.15%	6.48%	7.29%
Incentive Allocation	0.76	0.64	0.32	0.35
Total expenses after Incentive Allocation	5.19%	5.79%	6.80%	7.64%

The following represents ratios to average members’ capital and total return for the years ended December 31, 2010 and 2009 for the Systematic Strategies Portfolio:

	Systematic Strategies Portfolio
	Class 0		Class 2
	2010	2009	2010	2009

Total return before Incentive Allocation	3.53%	3.69%	1.43%	0.29%
Incentive Allocation	(1.21)	(3.10)	(0.75)	(1.24)
Total return after Incentive Allocation	2.32%	0.59%	0.68%	(0.95)%

Net investment loss before Incentive Allocation	(4.74)%	(5.89)%	(6.82)%	(7.96)%
Incentive Allocation	(1.21)	(3.10)	(0.75)	(1.24)
Net investment loss after Incentive Allocation	(5.95)%	(8.99)%	(7.57)%	(9.20)%

Total expenses before Incentive Allocation	4.72%	5.08%	6.78%	7.12%
Incentive Allocation	1.21	3.10	0.75	1.24
Total expenses after Incentive Allocation	5.93%	8.18%	7.53%	8.36%

Graham Alternative Investment Fund II LLC

Notes to Consolidated Financial Statements (continued)

7. Financial Highlights (continued)

Total return is calculated for Class 0 units and Class 2 Units taken as a whole. Total return is calculated as the change in total members’ capital adjusted for subscriptions or redemptions during the year. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Brokerage Fees, Sponsor Fees and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for Class 0 Units and Class 2 Units taken as a whole and include amounts from the Fund and amounts allocated from the GAIT Funds. The computation of such ratios is based on the amount of net investment loss, expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of members’ capital for Class 0 Units and Class 2 Units of the Fund for the years ended December 31, 2010 and 2009.

8. Subsequent Events

The Fund had subscriptions of approximately $24.3 million and redemptions of approximately $1.4 million through March 30, 2011.  These amounts have not been included in the financial statements.

Financial Statements

Graham Alternative Investment Trading LLC
Years Ended December 31, 2010 and 2009
with Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Members of
Graham Alternative Investment Trading LLC

We have audited the accompanying statements of financial condition of Graham Alternative Investment Trading LLC, (the “Fund”) as of December 31, 2010 and 2009, and the related statements of operations, changes in members’ capital and cash flows for each of the two years in the period ended December 31, 2010. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Fund's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures  that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund's internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Graham Alternative Investment Trading LLC at December 31, 2010 and 2009, and the results of its operations, changes in its members’ capital and its cash flows for each of the two years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP
Stamford, CT

March 30, 2011

Graham Alternative Investment Trading LLC

Statements of Financial Condition

	December 31,
	2010	2009
Assets
Cash and cash equivalents	$-	$49
Investments in Master Funds, at fair value	43,910,786	16,210,863
Investment in Graham Cash Assets LLC, at fair value	409,389,656	289,831,323
Accrued commission reimbursements	278,469	137,079
Receivable from Master Funds	-	2,825
Total assets	$453,578,911	$306,182,139

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$4,817,403	$914,104
Accrued brokerage fees	894,187	608,084
Accrued advisory fees	768,947	518,693
Accrued sponsor fees	384,474	259,346
Payable to Master Funds	61	-
Total liabilities	6,865,072	2,300,227

Members’ capital:
Class 0 Units (2,685,172.128 and 1,851,259.271 units issued and outstanding at $138.96 and $135.56 per unit, respectively)	373,121,130	250,952,480
Class 2 Units (639,582.657 and 462,314.824 units issued and outstanding at $113.68 and $112.73 per unit, respectively)	72,710,381	52,116,241
Class M Units (4,671.470 and 4,671.470 units issued and outstanding at $188.88 and $174.08 per unit, respectively)	882,328	813,191
Total members’ capital	446,713,839	303,881,912
Total liabilities and members’ capital	$453,578,911	$306,182,139

See accompanying notes.

Graham Alternative Investment Trading LLC

Condensed Schedules of Investments

	December 31, 2010		December 31, 2009
Description	Fair Value	Percentage of Members’ Capital	Fair Value	Percentage of Members’ Capital

Investments in Master Funds, at fair value
Graham Commodity Strategies LLC	$7,603,525	1.70%	$763,431	0.25%
Graham Discretionary Energy Trading III LLC	1,690,592	0.38%	-	0.00%
Graham Fed Policy Ltd.	6,709,637	1.50%	2,649,859	0.87%
Graham Global Monetary Policy LLC	3,566,013	0.80%	864,633	0.28%
Graham K4D Trading Ltd.	24,030,670	5.38%	11,724,671	3.86%
Graham Macro Directional LLC	268,357	0.06%	208,269	0.07%
Graham Short Term Global Macro LLC	41,992	0.01%	-	0.00%
Total investments in Master Funds	$43,910,786	9.83%	$16,210,863	5.33%

See accompanying notes.

 Graham Alternative Investment Trading LLC

Statements of Operations and Managing Member Allocation

	Years Ended December 31,
	2010	2009
Net gain allocated from investments in Master Funds:
Net realized gain on investments	$17,840,753	$22,802,624
Net increase (decrease) in unrealized appreciation on investments	12,183,572	(2,008,364)
Brokerage commissions and fees	(2,566,961)	(1,361,186)
Net gain allocated from investments in Master Funds	27,457,364	19,433,074

Net investment loss allocated from investments in Master Funds	(77,203)	(37,152)

Investment income:
Interest income	1,901,499	1,569,719

Expenses:
Brokerage fees	8,578,779	6,212,118
Advisory fees	7,370,466	5,366,051
Sponsor fees	3,685,233	2,683,026
Interest and other	50,259	17,561
Commission reimbursements	(2,566,961)	(1,361,186)
Total expenses	17,117,776	12,917,570
Net investment loss of the Fund	(15,216,277)	(11,347,851)

Net income	12,163,884	8,048,071

Incentive allocation	(2,474,082)	(1,657,193)

Net income available for pro-rata allocation to all members	$9,689,802	$6,390,878

See accompanying notes.

Graham Alternative Investment Trading LLC

Statements of Changes in Members’ Capital

Years Ended December, 2010 and 2009

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2008	1,585,426.608	$209,463,943	276,829.231	$30,933,785	4,671.470	$748,868	$241,146,596
Subscriptions	573,793.392	76,445,740	267,418.678	29,747,711	–	–	106,193,451
Redemptions	(307,960.729)	(40,705,338)	(81,933.085)	(9,143,675)	–	(1,657,193)	(51,506,206)
Incentive allocation	–	(1,498,740)	–	(158,453)	–	1,657,193	–
Net income	–	7,246,875	–	736,873	–	64,323	8,048,071
Members’ capital, December 31, 2009	1,851,259.271	250,952,480	462,314.824	52,116,241	4,671.470	813,191	303,881,912
Subscriptions	1,020,127.356	138,433,221	234,253.744	26,258,778	–	–	164,691,999
Redemptions	(186,214.499)	(25,203,919)	(56,985.911)	(6,345,955)	–	(2,474,082)	(34,023,956)
Incentive allocation	–	(2,284,033)	–	(190,049)	–	2,474,082	–
Net income	–	11,223,381	–	871,366	–	69,137	12,163,884
Members’ capital, December 31, 2010	2,685,172.128	$373,121,130	639,582.657	$72,710,381	4,671.470	$882,328	$446,713,839

See accompanying notes.

Graham Alternative Investment Trading LLC

Statements of Cash Flows

	Years Ended December 31,
	2010	2009
Cash flows used in operating activities
Net income	$12,163,884	$8,048,071
Adjustments to reconcile net income to net cash used in operating activities:
Net income allocated from investment in Master Funds	(27,380,161)	(19,395,922)
Net income allocated from investment in Graham Cash Assets LLC	(1,901,499)	(1,000,696)
Net income allocated from investment in Graham Cash Assets II LLC	-	(569,023)
Proceeds from sale of investments in Master Funds	370,470,219	228,050,519
Proceeds from sale of investments in Graham Cash Assets LLC	266,204,819	268,438,472
Proceeds from sale of investments in Graham Cash Assets II LLC	-	359,882,599
Investments in Master Funds	(370,789,981)	(217,020,948)
Investments in Graham Cash Assets LLC	(383,861,653)	(557,269,099)
Investments in Graham Cash Assets II LLC	-	(112,508,973)
Changes in assets and liabilities:
Accrued commission reimbursements	(141,390)	(38,305)
Accrued interest income	-	252
Receivable from Master Funds	2,825	6,718
Accrued brokerage fees	286,103	121,665
Accrued advisory fees	250,254	87,289
Accrued sponsor fees	125,128	43,644
Payable to Master Funds	61	(10)
Net cash used in operating activities	(134,571,391)	(43,123,747)

Cash flows provided by financing activities
Subscriptions	164,691,999	106,193,451
Redemptions	(30,120,657)	(63,069,850)
Net cash provided by financing activities	134,571,342	43,123,601

Net decrease in cash and cash equivalents	(49)	(146)

Cash and cash equivalents, beginning of year	49	195
Cash and cash equivalents, end of year	$-	$49

See accompanying notes.

Graham Alternative Investment Trading LLC

Notes to Financial Statements

December 31, 2010

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

The investment objective of GAIT is to achieve long-term capital appreciation through professionally managed trading through its investment in various master trading vehicles (“Master Funds”). As more fully described in Notes 2 and 3, these Master Funds invest in a broad range of currency forward and futures contracts; bond, interest rate, and index futures contracts; commodity forward and futures contracts, and swaps thereon (collectively referred to as “Derivative Positions”) traded on U.S. and foreign exchanges.

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

GAIT will terminate on December 31, 2050 or at an earlier date if certain conditions occur as outlined in the Limited Liability Company Agreement (“LLC Agreement”).

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

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

GAIT considers cash and cash equivalents to include all highly liquid investments with a maturity of three months or less when acquired. At December 31, 2009, these amounts were primarily invested in overnight deposits with major U.S. financial institutions.
Investments in Master Funds

GAIT invests in various Master Funds which are managed by the Managing Member. These investments are valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP based upon GAIT’s proportionate share of the Master Funds’ reported net asset value. Gains and losses are allocated monthly by each Master Fund to GAIT based upon GAIT’s proportionate share of the net asset value of each Master Fund and are included in the statements of operations and managing member allocation.

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
•
Level 2 inputs include quoted prices for similar assets and liabilities obtained from independent brokers and/or market makers in each security. With respect to GAIT’s investments in other funds managed by the Manager, Level 2 inputs include the net asset value of the underlying fund.

•	Level 3 inputs are those which are considered unobservable and are significant in arriving at fair value.

GAIT reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP.  In accordance with this hierarchy, GAIT’s investments in Master Funds and Graham Cash Assets LLC (“GCA”) have been classified as Level 2.  There were no Level 3 assets or liabilities held at any point during the years ended December 31, 2010 and 2009 by the Master Funds or GCA, and there were no transfers between Level 1 and Level 2.

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

Futures Contracts

The Master Funds use futures contracts in an attempt to take advantage of changes in the value of equities, commodities, interest rates, bonds and foreign currencies.  Futures contracts are valued based upon the closing price established by the primary exchange upon which they are traded, as of the valuation date.

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

Exchange traded forward contracts are valued based upon the settle prices established by the primary exchange upon which they are traded.  All other forward contracts are valued based upon a forward curve constructed using independently quoted forward points.

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

Exchange traded swaps are valued based upon the closing prices established by the primary exchange upon which they are traded.  Total return swaps are valued based upon the exchange published settle price of the underlying.  During the term of the swaps, changes in value are recognized as unrealized gains or losses by marking the contracts to fair value.  Additionally, the Master Funds record a realized gain (loss) when a swap contract is terminated and when periodic payments are received or made at the end of each measurement period, but prior to termination.  The Master Funds determine the estimated fair value of all swaps in accordance with U.S. GAAP.

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

Exchange traded options are valued based upon the settle prices published by the principal exchange upon which they are traded.  In the absence of an exchange published settle price, the option will be valued using the last reported sales price reported on the exchange for the valuation date.  Over-the-counter options and exchange traded options with no reported sales price on the valuation date will generally be valued at the average of last reported bid and offer quotes from independent brokers or from the exchange, respectively.

Indemnifications

In the normal course of business, the Master Funds, GCA, and GAIT enter into contracts that contain a variety of indemnifications. Such contracts include those with the Master Funds’ brokers and trading counterparties. GAIT’s maximum exposure under these arrangements is unknown; however, GAIT has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

3. Investments in Master Funds

As of December 31, 2010 and 2009, GAIT invested in Master Funds, all of which were managed by the Manager. GAIT’s investments in these Master Funds, as well as investment objectives of each Master Fund, are summarized below. Master Funds in which GAIT invested 5% or more of its members’ capital are individually identified, while smaller investments are aggregated under the caption “Master Funds.”  All of the Master Funds and GAIT are related parties.   The Master Funds do not charge management or incentive fees and all offer monthly subscriptions and redemptions.

December 31, 2010
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income

Graham K4D Trading Ltd. – (a)	5.38%	$24,030,670	$17,360,793
Other Master Funds (7) – (b) (c) (d) (e)	4.45%	19,880,116	10,019,368
	9.83%	$43,910,786	$27,380,161

December 31, 2009
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income

Master Funds (6) – (a) (b) (c) (d) (e)	5.33%	$16,210,863	$19,395,922
	5.33%	$16,210,863	$19,395,922

(a) – Systematic Macro	(b) – Fixed Income	(c) – Global Macro	(d) – Energy Related	(e) – Commodities

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the financial position of each Master Fund as of December 31, 2010:

	Graham Commodity Strategies LLC (Delaware)	Graham Discretionary Energy Trading III LLC (Delaware)	Graham Fed Policy Ltd. (BVI)	Graham Global Monetary Policy LLC (Delaware)	Graham K4D Trading Ltd. (BVI)	Graham Macro Directional LLC (Delaware)	Graham Short Term Global Macro LLC (Delaware)
Assets:
Cash and cash equivalents	$-	$-	$-	$-	$-	$-	$-
Due from brokers	14,527,187	-	23,563,039	42,869,239	135,887,098	1,286,040	246,023
Options, at fair value	-	2,165,000	15,955,481	603,151	-	-	47,256
Derivative financial instruments, at fair value	36,971,878	16,379,776	11,613,647	-	45,743,328	173,923	-
Subscriptions receivable	-	-	1,739	340	-	-	-
Interest receivable	-	-	-	3,056	9,100	113	-
Total assets	51,499,065	18,544,776	51,133,906	43,475,786	181,639,526	1,460,076	293,279

Liabilities:
Options, at fair value	-	182,500	3,958,218	-	-	-	-
Derivative financial instruments, at fair value	-	-	-	3,185,389	-	-	105,751
Due to brokers	-	6,241,250	-	530,100	-	-	41,070
Redemptions payable	-	-	-	220	-	-	-
Total liabilities	-	6,423,750	3,958,218	3,715,709	-	-	146,821
Net assets	$51,499,065	$12,121,026	$47,175,688	$39,760,077	$181,639,526	$1,460,076	$146,458

Percentage of Master Fund held by the Fund	14.76%	13.95%	14.22%	8.97%	13.23%	18.38%	28.67%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the results of operations of each Master Fund for the year ended December 31, 2010:

	Graham Commodity Strategies LLC (Delaware)	Graham Discretionary Energy Trading III LLC (Delaware)	Graham Fed Policy Ltd. (BVI)	Graham Global Monetary Policy LLC (Delaware)	Graham GMP Securities LLC (Delaware)	Graham K4D Trading Ltd. (BVI)	Graham Macro Directional LLC (Delaware)	Graham Short Term Global Macro LLC (Delaware)

Net investment income (loss)	$(13,379)	$(132,094)	$(7,256)	$(100,185)	$(261,261)	$(204,857)	$(37,542)	$1,306

Net realized gain (loss) on investments	(18,227,676)	(6,005,356)	27,207,221	89,031,057	(6,748,828)	108,949,892	13,458,813	(19,160,676)
Net increase (decrease) in appreciation on investments	36,484,541	17,055,434	11,810,565	(4,184,318)	3,763,707	25,962,402	17,057	1,802,261
Brokerage commissions and fees	(5,184,323)	(1,614,557)	(3,498,560)	(2,236,771)	(2,779)	(6,939,638)	(951,242)	(402,548)
Net gain (loss) on investments	13,072,542	9,435,521	35,519,226	82,609,968	(2,987,900)	127,972,656	12,524,628	(17,760,963)
Net income (loss)	$13,059,163	$9,303,427	$35,511,970	$82,509,783	$(3,249,161)	$127,767,799	$12,487,086	$(17,759,657)

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2010.

Description	Number of Contracts	Fair Value	Percentage of Members' Capital
Graham Commodity Strategies LLC
Long contracts
Futures
Brent Crude Penultimate Financial December 2011	1,095	$14,633,650	28.42%
Brent Crude Penultimate Financial June 2012	200	2,036,000	3.95%
Brent Crude December 2011 - June 2011	1,277	3,601,460	6.99%
Coffee March 2011	396	4,360,950	8.47%
Corn July 2011	3,991	18,055,400	35.06%
Corn December 2011	48	153,788	0.30%
Heating Oil March 2011	527	5,647,421	10.97%
Heating Oil February 2011 - June 2011	397	264,810	0.51%
LME Aluminum March 2011	1,590	2,988,131	5.80%
LME Aluminum January 2011	723	2,143,550	4.16%
LME Copper January 2011	172	2,952,825	5.73%
LME Copper March 2011	359	2,598,425	5.05%
LME Lead January 2011	511	3,757,844	7.30%
LME Lead March 2011	315	641,800	1.25%
LME Zinc March 2011	1,566	4,704,131	9.13%
LME Zinc January 2011	633	2,228,906	4.33%
Soybean July 2011	613	4,537,487	8.81%
Soybean November 2011	102	280,350	0.54%
Wheat July 2011	1,414	7,393,413	14.36%
Wheat March 2011	1,044	5,075,512	9.86%
Wheat May 2011 - December 2011	1,676	4,151,525	8.06%
WTI Crude April 2011	2,180	4,866,480	9.45%
WTI Crude December 2012	2,529	18,709,570	36.33%
Other commodity		10,047,962	19.51%
Total futures		125,831,390	244.34%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2010.

Description	Number of Contracts	Fair Value	Percentage of Members' Capital
Graham Commodity Strategies LLC (continued)
Short contracts
Futures
Brent Crude Penultimate Financial December 2012	(1,295)	$(13,292,950)	(25.81)%
Brent Crude Penultimate Financial June 2011	(3)	(49,020)	(0.10)%
Brent Crude December 2012	(1,143)	(5,592,330)	(10.86)%
Coffee May 2011	(338)	(4,695,019)	(9.12)%
Corn March 2011	(3,625)	(9,012,475)	(17.50)%
Gas Oil March 2011	(646)	(3,626,950)	(7.04)%
Gas Oil January 2011 - June 2012	(53)	(108,375)	(0.22)%
LME Aluminum January 2011 - March 2011	(2,207)	(3,806,831)	(7.39)%
LME Copper January 2011	(173)	(2,962,525)	(5.75)%
LME Copper March 2011	(327)	(2,328,450)	(4.52)%
LME Lead January 2011 - March 2011	(826)	(3,205,319)	(6.22)%
LME Zinc January 2011	(634)	(4,078,794)	(7.92)%
LME Zinc March 2011	(1,494)	(5,237,125)	(10.17)%
Wheat July 2011	(2,459)	(5,308,537)	(10.31)%
Wheat March 2011	(688)	(4,981,550)	(9.67)%
Wheat May 2011	(795)	(849,025)	(1.65)%
WTI Crude February 2011	(2,758)	(5,155,560)	(10.01)%
WTI Crude December 2011	(1,829)	(7,981,680)	(15.50)%
Other commodity		(6,586,997)	(12.79)%
Total futures		(88,859,512)	(172.55)%

Total		$36,971,878	71.79%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2010.

Description	Number of Contracts	Fair Value	Percentage of Members' Capital
Graham Discretionary Energy Trading III LLC
Long contracts
Futures
Brent Crude February 2011	330	$977,500	8.07%
Brent Crude April 2011	330	974,400	8.04%
Gasoline RBOB February 2011 – June 2011	1,025	7,896,193	65.14%
Globex Crude Oil June 2011	75	733,500	6.05%
Globex Crude Oil December 2011	500	4,600,000	37.95%
Globex RBOB Gasoline June 2011	475	2,643,060	21.81%
Heating Oil December 2011	1,650	14,407,478	118.86%
Heating Oil August 2011	500	412,012	3.40%
Natural Gas October 2011	721	1,138,980	9.40%
Other commodity		594,381	4.90%
Total futures		34,377,504	283.62%

Options
Crude Oil Future April 2011, $100.00 Call	500	1,010,000	8.33%
Crude Oil Future, February 2011 - March 2011 $(0.50) - $85.00 Put	3,450	1,155,000	9.53%
Total options		2,165,000	17.86%

Swaps
Natural Gas Swap April 2011	4,540	1,872,750	15.45%
Natural Gas Swap October 2011	2,124	933,360	7.70%
Natural Gas Swap November 2011	2,000	950,000	7.84%
Total swaps		3,756,110	30.99%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2010.

Description	Number of Contracts	Fair Value	Percentage of Members' Capital
Graham Discretionary Energy Trading III LLC (continued)
Short contracts
Futures
Brent Crude March 2011	(660)	$(1,900,100)	(15.68)%
Globex Heat Oil June 2011	(550)	(2,936,850)	(24.23)%
Heating Oil June 2011	(1,325)	(5,756,297)	(47.49)%
Heating Oil July 2011	(1,000)	(836,611)	(6.90)%
Heating Oil June 2012	(75)	(239,350)	(1.97)%
Natural Gas April 2011	(1,135)	(1,872,750)	(15.45)%
Natural Gas November 2011	(500)	(840,220)	(6.93)%
Natural Gas January 2012 - April 2012	(302)	(314,660)	(2.60)%
WTI Crude June 2011	(775)	(4,299,500)	(35.47)%
WTI Crude December 2011	(500)	(976,750)	(8.06)%
WTI Crude April 2011	(125)	(363,750)	(3.00)%
Total futures		(20,336,838)	(167.78)%

Options
Commodity		(182,500)	(1.51)%
Total options		(182,500)	(1.51)%

Swaps
Natural Gas Swap January 2012	(1,800)	(837,000)	(6.91)%
Natural Gas Swap April 2012	(2,000)	(580,000)	(4.78)%
Total swaps		(1,417,000)	(11.69)%

Total		$18,362,276	151.49%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2010.

Description	Number of Contracts	Fair Value	Percentage of Net Assets
Graham Fed Policy Ltd.
Long contracts
Futures
30 Day Fed Fund February 2011	4,831	$2,646,031	5.61%
30 Day Fed Fund January 2011 - June 2012	50,026	8,927,649	18.92%
Total futures		11,573,680	24.53%

Options
Fed Fund futures February 2011, $99.75 Call	11,350	3,310,682	7.02%
Fed Fund futures January 2011 - December 2011, $99.69 - $99.81 Call	74,106	11,797,652	25.01%
Fed Fund futures January 2011 - February 2011, $99.63 - $99.75 Put	30,823	409,647	0.87%
Other interest rate futures		437,500	0.93%
Total options		15,955,481	33.83%

Short contracts
Futures
30 Day Fed Fund December 2010 - July 2012	(2,849)	39,967	0.08%
Total futures		39,967	0.08%

Options
Fed Fund futures January 2011 - December 2011, $99.81 - $99.94 Call	(178,751)	(3,833,213)	(8.13)%
Fed Fund futures January 2011, $99.69 Put	(6,000)	(62,505)	(0.13)%
Other interest rate futures		(62,500)	(0.13)%
Total options		(3,958,218)	(8.39)%

Total		$23,610,910	50.05%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2010.

Description	Number of Contracts / Principal Amount	Fair Value	Percentage of Members' Capital
Graham Global Monetary Policy LLC
Long contracts
Futures
Commodity		$833,980	2.10%
Interest rate		1,570,955	3.95%
Total futures		2,404,935	6.05%

Options
Foreign currency		603,151	1.52%
Total options		603,151	1.52%

Forwards
Japanese Yen / U.S. Dollar 01/04/11	JPY 35,703,594,900	2,677,452	6.73%
Japanese Yen / U.S. Dollar 01/05/11	JPY 34,708,122,000	2,429,135	6.11%
Chinese Yuan / U.S. Dollar 06/17/11 - 06/27/11	CNY 471,400,000	2,318,175	5.83%
Australian Dollar / U.S. Dollar 01/04/11 - 01/05/11	AUD 550,000,000	3,850,775	9.68%
Other foreign currency		(474,653)	(1.19)%
Total forwards		10,800,884	27.16%

Short contracts
Futures
Euroswiss March 2011	(7,500)	(2,070,419)	(5.21)%
Other interest rate		(1,009,594)	(2.53)%
U.S. bond		(37,016)	(0.09)%
Foreign bond		641,195	1.61%
Commodity		(770,200)	(1.94)%
Total futures		(3,246,034)	(8.16)%

Forwards
Australian Dollar / U.S. Dollar 01/04/11	AUD (450,000,000)	(3,909,044)	(9.83)%
Other Australian Dollar / U.S. Dollar 01/05/11	AUD (115,000,000)	(192,228)	(0.48)%
Japanese Yen / U.S. Dollar 01/04/11	JPY (35,868,141,100)	(4,709,285)	(11.84)%
Other Japanese Yen / U.S. Dollar 01/05/11	JPY (40,735,192,000)	(1,652,261)	(4.16)%
Other foreign currency		(2,682,356)	(6.75)%
Total forwards		(13,145,174)	(33.06)%

Total		$(2,582,238)	(6.49)%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2010.

Description	Principal Amount	Fair Value	Percentage of Net Assets
Graham K4D Trading Ltd.
Long contracts
Futures
U.S. bond		$237,741	0.13%
Foreign bond		1,053,653	0.58%
U.S. index		3,010,100	1.66%
Foreign index		(3,683,508)	(2.03)%
Commodity		31,911,445	17.57%
Interest rate		325,182	0.18%
Currency		4,536,916	2.50%
Total futures		37,391,529	20.59%

Forwards
Japanese Yen / U.S. Dollar 01/19/11	JPY 43,988,617,100	11,186,032	6.16%
Other Japanese Yen / U.S. Dollar 1/04/11 - 1/05/11	JPY 14,270,122,339	796,715	0.44%
Swiss Franc / U.S. Dollar 01/19/11	CHF 491,922,158	17,376,713	9.57%
Other foreign currency		28,092,524	15.46%
Total forwards		57,451,984	31.63%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2010.

Description	Principal Amount	Fair Value	Percentage of Net Assets
Graham K4D Trading Ltd. (continued)
Short contracts
Futures
U.S. bond		$(1,546,794)	(0.85)%
Foreign bond		(540,937)	(0.30)%
Foreign index		(142,959)	(0.08)%
Commodity		(4,754,965)	(2.62)%
Interest rate		(3,790,967)	(2.09)%
Currency		739,824	0.41%
Total futures		(10,036,798)	(5.53)%

Forwards
Japanese Yen / U.S. Dollar 01/19/11	JPY (36,043,608,800)	(12,993,436)	(7.15)%
Other Japanese Yen / U.S. Dollar 1/04/11 - 1/05/11	JPY (14,111,800,669)	(834,965)	(0.46)%
Swiss Franc / U.S. Dollar 01/19/11	CHF (431,464,200)	(17,247,454)	(9.50)%
Other foreign currency		(7,987,532)	(4.40)%
Total forwards		(39,063,387)	(21.51)%

Total		$45,743,328	25.18%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2010.

Description	Number of Contracts	Fair Value	Percentage of Members' Capital
Graham Macro Directional LLC
Long contracts
Futures
Commodity		$66,430	4.55%
Total futures		66,430	4.55%

Forwards
Canadian Dollar / U.S. Dollar 01/04/11	CAD 20,003,980	87,433	5.99%
Total forwards		87,433	5.99%

Short Contracts
Futures
Foreign bond		20,060	1.37%
Total futures		20,060	1.37%

Total		$173,923	11.91%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2010.

Description	Principal Amount / Number of Contracts	Fair Value	Percentage of Members' Capital
Graham Short Term Global Macro LLC
Long contracts
Futures
S&P 500 E-Mini March 2011	225	$(16,875)	(11.52)%
Total futures		(16,875)	(11.52)%

Options
British Pound Put / Swiss Franc Call, $1.47	CHF 10,000,000	47,256	32.27%
Total options		47,256	32.27%

Forwards
Chinese Yuan / U.S. Dollar 08/19/11	CNY 334,143,000	1,385,221	945.81%
Total forwards		1,385,221	945.81%

Short Contracts
Forwards
Swiss Franc / British Pound 01/05/11	CHF (7,292,955)	(15,162)	(10.35)%
Chinese Yuan / U.S. Dollar 08/19/11	CNY (334,143,000)	(1,458,935)	(996.15)%
Total forwards		(1,474,097)	(1,006.50)%

Total		$(58,495)	(39.94)%

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

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the results of operations of each Master Funds for the year ended December 31, 2009:

	Graham Commodity Strategies LLC (Delaware)	Graham Fed Policy Ltd. (BVI)	Graham Global Macro Focus LLC * (Delaware)	Graham Global Monetary Policy LLC (Delaware)	Graham K4D Trading Ltd. (BVI)	Graham Macro Directional LLC (Delaware)

Net investment income (loss)	$(9,981)	$(8,870)	$33	$(39,353)	$(273,559)	$(19,168)

Net realized gain (loss) on investments	(5,490,440)	112,874,186	(299,050)	41,140,064	29,543,937	8,772,796
Net increase (decrease) in appreciation on investments	12,801,182	(70,495,746)	299,050	1,196,761	14,277,666	15,620
Brokerage commissions and fees	(3,313,058)	(1,664,646)	-	(998,666)	(6,918,710)	(570,673)
Net gain on investments	3,997,684	40,713,794	-	41,338,159	36,902,893	8,217,743
Net income	$3,987,703	$40,704,924	$33	$41,298,806	$36,629,334	$8,198,575

* - This entity ceased operations on March 31, 2009

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2009.

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

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2009.

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

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2009.

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

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2009.

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

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2009.

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

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2009.

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

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the fair value classification of each investment type by Master Fund as of December 31, 2010:

	Graham Commodity Strategies LLC	Graham Discretionary Energy Trading III LLC	Graham Fed Policy Ltd.	Graham Global Monetary Policy LLC	Graham K4D Trading Ltd.	Graham Macro Directional LLC	Graham Short Term Global Macro LLC
Long Contracts
Level 1:
Commodity futures	$125,831,390	$34,377,504	$-	$833,980	$31,911,445	$66,430	$-
Commodity futures options	-	2,165,000	-	-	-	-	-
Commodity swaps	-	3,756,110	-	-	-	-	-
Currency futures	-	-	-	-	4,536,916	-	-
Foreign bond futures	-	-	-	-	1,053,653	-	-
Foreign index futures	-	-	-	-	(3,683,508)	-	-
Interest rate futures	-	-	11,573,680	1,570,955	325,182	-	-
Interest rate futures options	-	-	15,955,481	-	-	-	-
U.S. bond futures	-	-	-	-	237,741	-	-
U.S. index futures	-	-	-	-	3,010,100	-	(16,875)
Total Level 1	125,831,390	40,298,614	27,529,161	2,404,935	37,391,529	66,430	(16,875)

Level 2:
Foreign currency forwards	-	-	-	10,800,884	57,451,984	87,433	1,385,221
Foreign currency forwards options	-	-	-	603,151	-	-	47,256
Total Level 2	-	-	-	11,404,035	57,451,984	87,433	1,432,477
Total long contracts	$125,831,390	$40,298,614	$27,529,161	$13,808,970	$94,843,513	$153,863	$1,415,602

Short Contracts
Level 1:
Commodity futures	$(88,859,512)	$(20,336,838)	$-	$(770,200)	$(4,754,965)	$-	$-
Commodity futures options	-	(182,500)	-	-	-	-	-
Commodity swaps	-	(1,417,000)	-	-	-	-	-
Currency futures	-	-	-	-	739,824	-	-
Foreign bond futures	-	-	-	641,195	(540,937)	20,060	-
Foreign index futures	-	-	-	-	(142,959)	-	-
Interest rate futures	-	-	39,967	(3,080,013)	(3,790,967)	-	-
Interest rate futures options	-	-	(3,958,218)	-	-	-	-
U.S. bond futures	-	-	-	(37,016)	(1,546,794)	-	-
Total Level 1	(88,859,512)	(21,936,338)	(3,918,251)	(3,246,034)	(10,036,798)	20,060	-

Level 2:
Foreign currency forwards	-	-	-	(13,145,174)	(39,063,387)	-	(1,474,097)
Total Level 2	-	-	-	(13,145,174)	(39,063,387)	-	(1,474,097)
Total short contracts	$(88,859,512)	$(21,936,338)	$(3,918,251)	$(16,391,208)	$(49,100,185)	$20,060	$(1,474,097)

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

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the volume of derivative activities and fair value of derivative contracts held by the Master Funds based on their notional amounts and number of contracts at December 31, 2010 categorized by primary underlying risk.  Derivative assets and liability balances are presented on a gross basis, prior to the application of counterparty netting.

	Graham Commodity Strategies LLC						Graham Discretionary Energy Trading III LLC
	Long exposure		Short exposure				Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities

Commodity price
Futures	$2,051,527,235	30,976	$(1,894,621,560)	(29,206)	$126,128,889	$(89,157,011)	$670,612,370	6,981	$(598,798,245)	(6,947)	$34,377,504	$(20,336,838)
Swaps	-	-	-	-	-	-	98,880,020	8,664	(48,003,000)	(3,800)	3,756,110	(1,417,000)
	2,051,527,235	30,976	(1,894,621,560)	(29,206)	126,128,889	(89,157,011)	769,492,390	15,645	(646,801,245)	(10,747)	38,133,614	(21,753,838)

Equity price
Futures	-	-	-	-	-	-	-	-	-	-	-	-
	-	-	-	-	-	-	-	-	-	-	-	-

Foreign currency exchange rate
Futures	-	-	-	-	-	-	-	-	-	-	-	-
Forwards	-	-	-	-	-	-	-	-	-	-	-	-
	-	-	-	-	-	-	-	-	-	-	-	-

Interest rate
Futures	-	-	-	-	-	-	-	-	-	-	-	-
Interest rate swaps	-	-	-	-	-	-	-	-	-	-	-	-
	-	-	-	-	-	-	-	-	-	-	-	-
Total	$2,051,527,235	30,976	$(1,894,621,560)	(29,206)	$126,128,889	$(89,157,011)	$796,492,390	15,645	$(646,801,245)	(10,747)	$38,133,614	$(21,753,838)

Collateral balances supporting all derivative positions						$14,527,187						$(6,241,250)

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the volume of derivative activities and fair value of derivative contracts held by the Master Funds based on their notional amounts and number of contracts at December 31, 2010 categorized by primary underlying risk.  Derivative assets and liability balances are presented on a gross basis, prior to the application of counterparty netting.

	Graham Fed Policy Ltd.						Graham Global Monetary Policy LLC
	Long exposure		Short exposure				Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities

Commodity price
Futures	$-	-	$-	-	$-	$-	$38,619,000	600	$(24,200,000)	(500)	$833,980	$(770,200)
	-	-	-	-	-	-	38,619,000	600	(24,200,000)	(500)	833,980	(770,200)

Equity price
Futures	-	-	-	-	-	-	-	-	-	-	-	-
	-	-	-	-	-	-	-	-	-	-	-	-

Foreign currency exchange rate
Futures	-	-	-	-	-	-	-	-	-	-	-	-
Forwards	-	-	-	-	-	-	56,025,637,522	-	(46,698,002,524)	-	15,230,468	(17,574,758)
	-	-	-	-	-	-	56,025,637,522	-	(46,698,002,524)	-	15,230,468	(17,574,758)

Interest rate
Futures	22,811,918,666	54,857	(1,184,445,024)	(2,849)	12,217,514	(603,867)	1,740,487,175	5,000	(2,788,603,000)	(14,950)	2,212,150	(3,117,029)
Interest rate swaps	-	-	-	-	-	-	-	-	-	-	-	-
	22,811,918,666	54,857	(1,184,445,024)	(2,849)	12,217,514	(603,867)	1,740,487,175	5,000	(2,788,603,000)	(14,950)	2,212,150	(3,117,029)
Total	$22,811,918,666	54,857	$(1,184,445,024)	(2,849)	$12,217,514	$(603,867)	$57,804,743,697	5,600	$(49,510,805,524)	(15,450)	$18,276,598	$(21,461,987)

Collateral balances supporting all derivative positions						$23,563,039						$42,339,139

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the volume of derivative activities and fair value of derivative contracts held by the Master Funds based on their notional amounts and number of contracts at December 31, 2010 categorized by primary underlying risk.  Derivative assets and liability balances are presented on a gross basis, prior to the application of counterparty netting.

	Graham K4D Trading Ltd.						Graham Macro Directional LLC
	Long exposure		Short exposure				Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities

Commodity price
Futures	$810,106,878	10,782	$(53,034,444)	(926)	$32,742,543	$(5,586,063)	$10,660,500	75	$-	-	$66,430	$-
	810,106,878	10,782	(53,034,444)	(926)	32,742,543	(5,586,063)	10,660,500	75	-	-	66,430	-

Equity price
Futures	16,008,395,340	15,303	(968,631,180)	(671)	4,935,403	(5,751,770)	-	-	-	-	-	-
	16,008,395,340	15,303	(968,631,180)	(671)	4,935,403	(5,751,770)	-	-	-	-	-	-

Foreign currency exchange rate
Futures	340,454,690	2,852	(86,152,236)	(957)	5,633,114	(356,374)	-	-	-	-	-	-
Forwards	90,870,643,000	-	(87,109,470,216)	-	78,339,927	(59,951,330)	19,920,873	-	-	-	87,433	-
	91,211,097,690	2,852	(87,195,622,452)	(957)	83,973,041	(60,307,704)	19,920,873	-	-	-	87,433	-

Interest rate
Futures	2,044,200,093	8,454	(63,261,455,459)	(23,095)	2,729,784	(6,991,906)	-	-	(12,531,000)	(100)	20,060	-
Interest rate swaps	-	-	-	-	-	-	-	-	-	-	-	-
	2,044,200,093	8,454	(63,261,455,459)	(23,095)	2,729,784	(6,991,906)	-	-	(12,531,000)	(100)	20,060	-
Total	$110,073,800,001	37,391	$(151,478,743,535)	(25,649)	$124,380,771	$(78,637,443)	$30,581,373	75	$(12,531,000)	(100)	$173,923	$-

Collateral balances supporting all derivative positions						$135,887,098						$1,286,040

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the volume of derivative activities and fair value of derivative contracts held by the Master Funds based on their notional amounts and number of contracts at December 31, 2010 categorized by primary underlying risk.  Derivative assets and liability balances are presented on a gross basis, prior to the application of counterparty netting.

	Graham Short Term Global Macro LLC
	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities

Commodity price
Futures	$-	-	$-	-	$-	$-
	-	-	-	-	-	-

Equity price
Futures	14,096,250	225	-	-	-	(16,875)
	14,096,250	225	-	-	-	(16,875)

Foreign currency exchange rate
Futures	-	-	-	-	-	-
Forwards	51,458,935	-	(56,468,659)	-	1,385,221	(1,474,097)
	51,458,935	-	(56,468,659)	-	1,385,221	(1,474,097)

Interest rate
Futures	-	-	-	-	-	-
Interest rate swaps	-	-	-	-	-	-
	-	-	-	-	-	-
Total	$65,555,185	225	$(56,468,659)	-	$1,385,221	$(1,490,972)

Collateral balances supporting all derivative positions						$204,953

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

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the gains and losses on all financial instruments held by the Master Funds reported in net gain (loss) on investments in their statements of operations segregated by primary underlying risk and contract type for the year ended December 31, 2010:

	Graham Commodity Strategies LLC	Graham Discretionary Energy Trading III LLC	Graham Fed Policy Ltd.	Graham Global Monetary Policy LLC	Graham GMP Securities LLC	Graham K4D Trading Ltd.	Graham Macro Directional LLC	Graham Short Term Global Macro LLC
Commodity price
Futures	$18,256,865	$14,747,463	$-	$11,750,476	$-	$10,473,704	$301,920	$(1,144,561)
Options	-	(3,416,940)	-	-	-	-	-	-
Swaps	-	(280,445)	-	-	-	-	-	-
	18,256,865	11,050,078	-	11,750,476	-	10,473,704	301,920	(1,144,561)
Equity price
Futures	-	-	-	2,068,744	-	(33,752,013)	(1,845,800)	214,815
	-	-	-	2,068,744	-	(33,752,013)	(1,845,800)	214,815
Foreign currency exchange rate
Futures	-	-	-	-	-	15,009,579	-	-
Forwards	-	-	-	71,946,197	141,986	34,676,693	13,193,889	698,858
Options	-	-	-	(25,480,776)	-	-	-	(17,653,484)
	-	-	-	46,465,421	141,986	49,686,272	13,193,889	(16,954,626)
Interest rate
Bonds	-	-	-	-	1,702,990	-	-	-
Futures	-	-	72,752,132	27,109,698	-	108,504,331	1,825,861	525,957
Interest rate swaps	-	-	-	(403,000)	(4,830,097)	-	-	-
Options	-	-	(33,734,346)	(2,144,600)	-	-	-	-
	-	-	39,017,786	24,562,098	(3,127,107)	108,504,331	1,825,861	525,957
Total	$18,256,865	$11,050,078	$39,017,786	$84,846,739	$(2,985,121)	$134,912,294	$13,475,870	$(17,358,415)

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the gains and losses on all financial instruments held by the Master Funds reported in net gain on investments in their statements of operations segregated by primary underlying risk and contract type for the twelve months ended December 31, 2009:

	Graham Commodity Strategies LLC	Graham Fed Policy Ltd.	Graham Global Monetary Policy LLC	Graham K4D Trading Ltd.	Graham Macro Directional LLC
Commodity price
Futures	$7,310,742	$-	$8,049,745	$(643,123)	$4,986,908
	7,310,742	-	8,049,745	(643,123)	4,986,908
Equity price
Futures	-	-	(582,790)	89,597,187	(241,228)
	-	-	(582,790)	89,597,187	(241,228)
Foreign currency exchange rate
Futures	-	-	425,330	(3,152,242)	-
Forwards	-	-	35,477,434	32,153,188	5,724,440
Options	-	-	(2,571,773)	-	(275,879)
	-	-	33,330,991	29,000,946	5,448,561
Interest rate
Futures	-	34,056,080	3,289,980	(74,133,407)	(1,405,825)
Options	-	8,322,360	(1,751,101)	-	-
	-	42,378,440	1,538,879	(74,133,407)	(1,405,825)
Total	$7,310,742	$42,378,440	$42,336,825	$43,821,603	$8,788,416

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

4. Graham Cash Assets LLC

GAIT invests a portion of its excess liquidity in GCA, an entity for which the Manager is also the sole investment advisor. GCA commenced operations on June 22, 2005, and was formed as a Delaware Limited Liability Company for the purpose of consolidating investment activity of multiple funds managed by the Manager. Its objective is to preserve capital while enhancing return on cash balances and providing daily liquidity. It invests in debt obligations guaranteed by the U.S. federal government which range in maturity from three to thirty months. GCA also maintains cash and cash equivalents on deposit with major U.S. institutions. GCA values all fixed income securities at amortized cost to the extent it approximates fair value.  GAIT’s investment in GCA is valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP based upon the Fund’s proportionate share of GCA’s reported net asset value. GAIT records its proportionate share of GCA’s investment income and expenses on a monthly basis. For the year ended December 31, 2010, the total amount recognized by GAIT with respect to its investment in GCA was $1,901,499.  These amounts are included in interest income in the statements of operations and managing member allocation.  At December 31, 2010 and December 31, 2009, GAIT owned approximately 13.77% and 15.15%, respectively, of GCA.  The following table summarizes the financial position of GCA as of December 31, 2010 and 2009:

	December 31,
	2010	2009
Assets:
Cash and cash equivalents	$750,098,151	$485,846,462
Investments in fixed income securities (cost $2,215,622,512)	2,215,622,512	1,421,913,802
Accrued interest income	6,547,074	4,848,122
Total assets	2,972,267,737	1,912,608,386

Liabilities:
Other liabilities	20,000	-
Total liabilities	20,000	-
Net assets	$2,972,247,737	$1,912,608,386

The following table summarizes the results of operations of GCA for the years ended December 31, 2010 and 2009:

	2010	2009
Investment income
Interest income	$13,099,691	$6,997,221
Total investment income	13,099,691	6,997,221

Expenses:
Bank fee expense	230,380	-
Total expenses	230,380	-
Net investment income	12,869,311	6,997,221
Net income	$12,869,311	$6,997,221

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

The following schedule displays the condensed schedule of investments for GCA as of December 31, 2010.

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Graham Cash Assets LLC
Investments in Fixed Income Securities (cost $2,215,622,512) United States
FDIC Guaranteed Bonds (cost $1,101,463,404)
Citibank 1.25% – 1.88% due 03/30/11 – 05/07/12	$350,000,000	$351,915,163	11.84%
Other FDIC guaranteed bonds		749,548,241	25.22%
Total FDIC Guaranteed Bonds		1,101,463,404	37.06%

Government Bonds (cost $1,114,159,108)
U.S. Treasury 0.88% due 04/30/11	150,000,000	150,213,724	5.05%
Other U.S. Treasury 0.75% – 1.13% due 01/31/11 – 04/30/12		963,945,384	32.43%
Total Government Bonds		1,114,159,108	37.48%

Total Investments in Fixed Income Securities		$2,215,622,512	74.54%

The following schedule displays the condensed schedule of investments for GCA as of December 31, 2009.

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Graham Cash Assets LLC
Investments in Fixed Income Securities (cost $1,421,913,802) United States
FDIC Guaranteed Bonds (cost $667,900,290)
Bank of America 0.28% Floating Rate Note due 09/13/10	$100,000,000	$100,177,559	5.24%
Other Bank of America 0.63% - 1.70% Floating Rate Notes due 12/23/10 - 06/22/12	75,000,000	75,931,110	3.97%
Citibank 1.25% - 1.63% due 03/30/11 - 11/15/11	125,000,000	125,481,266	6.56%
JPMorgan Chase 1.65% - 2.63% due 12/01/10 - 02/23/11	125,000,000	126,280,415	6.60%
Other FDIC guaranteed bonds		240,029,940	12.55%
Total FDIC Guaranteed Bonds		667,900,290	34.92%

Government Bonds (cost $754,013,512)
U.S. Treasury 0.00% - 2.75% due 01/31/10 - 06/30/11	750,000,000	754,013,512	39.42%
Total Government Bonds		754,013,512	39.42%

Total Investments in Fixed Income Securities		$1,421,913,802	74.34%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

GCA reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP.  The following table shows the fair value classification of each investment type held by GCA as of December 31, 2010 and 2009:

	December 31,
	2010	2009
Long positions
Level 2:
Fixed income securities
FDIC Guaranteed Bonds	$1,101,463,404	$667,900,290
Government Bonds	1,114,159,108	754,013,512
Total fixed income securities	2,215,622,512	1,421,913,802
Total Level 2	2,215,622,512	1,421,913,802
Total long positions	$2,215,622,512	$1,421,913,802

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

Addition of Members and Managing Members

Units are available for subscription as of the first business day of each month upon written notice of at least three business days prior to the last business day of the preceding month.
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

In consideration of the Brokerage Fee, the Manager bears all of GAIT’s trading commissions (including exchange, clearing and regulatory fees relating to its trades), routine legal expenses, internal and external accounting, audit and tax preparation expenses, fees and expenses of an external or internal administrator, and expenses and costs of printing and mailing reports and notices, together with the costs incurred in connection with the organization of GAIT and GAIT’s continuous offering of Units. To the extent GAIT is allocated any of these expenses from the Master Funds in which it invests, the Manager will reimburse GAIT those amounts.  These reimbursements are included in commission reimbursements in the statements of operations and managing member allocation.

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

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

7. Income Taxes (continued)

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing GAIT’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a more-likely-than-not threshold would be recorded as a tax expense in the current year. The Manager has evaluated GAIT’s tax positions and has concluded that there are no significant tax positions requiring recognition, measurement or disclosure in the financial statements. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination.

8. Related Party Transactions

The Manager, due to its relationship with its affiliates, may enter into certain related party transactions.

9. Financial Highlights

The following is the per unit operating performance calculation for the years ended December 31, 2010 and 2009:

	Class 0	Class 2
Per unit operating performance:
Net asset value per unit, December 31, 2008	$132.12	$111.74
Net income:
Net investment loss	(5.90)	(4.38)
Net gain on investments	9.34	5.37
Net income	3.44	0.99
Net asset value per unit, December 31, 2009	135.56	112.73
Net income (loss):
Net investment loss	(6.92)	(6.34)
Net gain on investments	10.32	7.29
Net income	3.40	0.95
Net asset value per unit, December 31, 2010	$138.96	$113.68

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

9. Financial Highlights (continued)

The following represents ratios to average members’ capital, excluding the Managing Member, and total return for the years ended December 31, 2010 and 2009:

	Class 0		Class 2
	2010	2009	2010	2009

Total return before Incentive Allocation	3.27%	3.28%	1.17%	1.28%
Incentive Allocation	(0.76)	(0.68)	(0.32)	(0.39)
Total return after Incentive Allocation	2.51%	2.60%	0.85%	0.89%

Net investment loss before Incentive Allocation	(4.45)%	(3.79)%	(6.50)%	(5.96)%
Incentive Allocation	(0.76)	(0.68)	(0.32)	(0.39)
Net investment loss after Incentive Allocation	(5.21)%	(4.47)%	(6.82)%	(6.35)%

Total expenses before Incentive Allocation	4.43%	5.13%	6.48%	7.33%
Incentive Allocation	0.76	0.68	0.32	0.39
Total expenses after Incentive Allocation	5.19%	5.81%	6.80%	7.72%

Total return is calculated for Class 0 and Class 2 units taken as a whole. Total return is calculated as the change in total members’ capital, excluding that of the Managing Member, adjusted for subscriptions or redemptions during the year. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of advisory fees, brokerage fees, sponsor fees and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for the Class 0 and Class 2 units taken as a whole and include amounts from GAIT and amounts allocated from Master Funds. The computation of such ratios is based on the amount of net investment loss, total expenses and Incentive Allocation.  Net investment loss and total expense ratios are computed based upon the weighted average of members’ capital of GAIT, excluding that of the Managing Member, for the years ended December 31, 2010 and 2009.

10.  Subsequent Events

The Fund had subscriptions of approximately $63.7 million and redemptions of approximately $3.7 million through March 30, 2011.  These amounts have not been included in the financial statements.

Financial Statements

Graham Alternative Investment Trading II LLC
For the years ended December 31, 2010 and 2009
with Report of Independent Registered Public Accoutning Firm

Report of Independent Registered Public Accounting Firm

To the Members of
Graham Alternative Investment Trading II LLC

We have audited the accompanying statements of financial condition of Graham Alternative Investment Trading II LLC, (the “Fund”) as of December 31, 2010 and 2009, and the related statements of operations, changes in members’ capital and cash flows for each of the two years in the period ended December 31, 2010. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Fund's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures  that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund's internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Graham Alternative Investment Trading II LLC at December 31, 2010 and 2009, and the results of its operations, changes in its members’ capital and its cash flows for each of the two years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP
Stamford, CT

March 30, 2011

Graham Alternative Investment Trading II LLC

Statements of Financial Condition

	December 31,
Assets	2010	2009
Cash and cash equivalents	$-	$770
Investment in Graham K4D Trading Ltd., at fair value	7,411,468	3,256,884
Investment in Graham Cash Assets LLC, at fair value	64,089,936	34,112,305
Accrued commission reimbursements	28,795	15,286
Total assets	$71,530,199	$37,385,245

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$1,393,281	$479
Accrued brokerage fees	170,942	88,838
Accrued advisory fees	121,404	63,502
Accrued sponsor fees	60,702	31,751
Payable to Graham K4D Trading Ltd.	-	343
Total liabilities	1,746,329	184,913

Members’ capital:
Class 0 Units (397,859.944 and 222,427.212 units issued and outstanding at $102.92 and $100.59 per unit, respectively)	40,945,899	22,373,766
Class 2 Units (288,630.496 and 149,683.130 units issued and outstanding at $99.72 and $99.05 per unit, respectively)	28,783,191	14,826,566
Class M Units (500.000 and 0.000 units issued and outstanding at $109.56 and $0.00 per unit, respectively)	54,780	-
Total members’ capital	69,783,870	37,200,332
Total liabilities and members’ capital	$71,530,199	$37,385,245

See accompanying notes.

Graham Alternative Investment Trading II LLC

Statements of Operations and Managing Member Allocation

	Years Ended December 31,
	2010	2009
Net gain (loss) allocated from investment in Graham K4D Trading Ltd.:
Net realized gain on investments	$5,056,021	$1,597,719
Net increase (decrease) in unrealized appreciation on investments	924,728	(317,172)
Brokerage commissions and fees	(252,861)	(73,268)
Net gain (loss) allocated from investment in Graham K4D Trading Ltd.	5,727,888	1,207,279

Net investment loss allocated from investment in Graham K4D Trading Ltd.	(7,377)	(3,646)

Investment income:
Interest income	275,694	65,306

Expenses:
Brokerage fees	1,510,595	380,422
Advisory fees	1,086,976	255,991
Sponsor fees	543,488	127,996
Interest and other	9,783	3,878
Commission reimbursements	(252,861)	(73,268)
Total expenses	2,897,981	695,019
Net investment loss of the Fund	(2,622,287)	(629,713)

Net income	3,098,224	573,920

Incentive allocation	(538,766)	(213,910)

Net income available for pro-rata allocation to all members	$2,559,458	$360,010

See accompanying notes.

Graham Alternative Investment Trading II LLC

Statements of Changes in Members’ Capital

For the years ended December 31, 2010 and 2009

	Class 0		Class 2		Class M
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, January 4, 2009	–	$–	–	$–	–	$–	$–
Initial subscriptions	2,240.000	224,000	5,750.000	575,000	–	–	799,000
Subscriptions	220,702.443	22,096,494	145,225.344	14,125,771	–	–	36,222,265
Redemptions	(515.231)	(50,670)	(1,292.214)	(130,273)	–	(213,910)	(394,853)
Incentive allocation	–	(103,755)	–	(110,155)	–	213,910	–
Net income	–	207,697	–	366,223	–	–	573,920
Members’ capital, December 31, 2009	222,427.212	22,373,766	149,683.130	14,826,566	–	–	37,200,332
Subscriptions	200,939.089	19,294,582	154,708.307	14,716,456	500.000	50,000	34,061,038
Redemptions	(25,506.357)	(2,546,012)	(15,760.941)	(1,490,946)	–	(538,766)	(4,575,724)
Incentive allocation	–	(386,102)	–	(152,664)	–	538,766	-
Net income	–	2,209,665	–	883,779	–	4,780	3,098,224
Members’ capital, December 31, 2010	397,859.944	$40,945,899	288,630.496	$28,783,191	500.000	$54,780	$69,783,870
See accompanying notes.

Graham Alternative Investment Trading II LLC

Statements of Cash Flows

	Years Ended December 31,
	2010	2009
Cash flows used in operating activities
Net income	$3,098,224	$573,920
Adjustments to reconcile net income to net cash used in operating activities:
Net income allocated from investment in Graham K4D Trading Ltd.	(5,720,511)	(1,203,633)
Net income allocated from investment in Graham Cash Assets LLC	(275,694)	(61,822)
Net income allocated from investment in Graham Cash Assets II LLC	-	(3,484)
Proceeds from sale of investments in Graham K4D Trading Ltd.	52,276,600	14,696,360
Proceeds from sale of investments in Graham Cash Assets LLC	58,905,784	18,116,431
Proceeds from sale of investments in Graham Cash Assets II LLC	-	4,786,415
Investments in Graham K4D Trading Ltd.	(50,710,673)	(16,749,611)
Investments in Graham Cash Assets LLC	(88,607,721)	(52,166,914)
Investments in Graham Cash Assets II LLC	-	(4,782,931)
Changes in assets and liabilities:
Accrued commission reimbursements	(13,509)	(15,286)
Accrued brokerage fees	82,104	88,838
Accrued advisory fees	57,902	63,502
Accrued sponsor fees	28,951	31,751
Payable to Graham K4D Trading Ltd.	(343)	343
Net cash used in operating activities	(30,878,886)	(36,626,121)

Cash flows provided by financing activities
Subscriptions	34,061,038	37,021,265
Redemptions	(3,182,922)	(394,374)
Net cash provided by financing activities	30,878,116	36,626,891

Net (decrease) increase in cash and cash equivalents	(770)	770

Cash and cash equivalents, beginning of year	770	-
Cash and cash equivalents, end of year	$-	$770

See accompanying notes.

Graham Alternative Investment Trading II LLC

Notes to Financial Statements

December 31, 2010

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

The investment objective of GAIT II is to achieve long-term capital appreciation through professionally managed trading through its investment in Graham K4D Trading Ltd. (the “Master Fund” or “K4D Trading”), a master trading vehicle.  K4D Trading commenced operations on January 1, 1999 and is organized as a British Virgin Islands business company.  As more fully described in Notes 2 and 3, this Master Fund invests in a broad range of currency forward and futures contracts; bond, interest rate, and index futures contracts; commodity forward and futures contracts, and swaps thereon (collectively referred to as “Derivative Positions”) traded on U.S. and foreign exchanges.

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

GAIT II will terminate on December 31, 2050 or at an earlier date if certain conditions occur as outlined in the Limited Liability Company Agreement (“LLC Agreement”).

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

Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

GAIT II considers cash and cash equivalents to include all highly liquid investments with a maturity of three months or less when acquired. At December 31, 2009, these amounts were primarily invested in overnight deposits with major U.S. financial institutions.

Investment in Graham K4D Trading Ltd.

GAIT II invests in K4D Trading which is managed by the Managing Member. This investment is valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP based upon GAIT II’s proportionate share of the K4D Trading’s reported net asset value. Gains and losses are allocated monthly by K4D Trading to GAIT II based upon GAIT II’s proportionate share of the net asset value of K4D Trading and are included in the accompanying statements of operations and managing member allocation.

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
•
Level 2 inputs include quoted prices for similar assets and liabilities obtained from independent brokers and/or market makers in each security. With respect to GAIT II’s investments in other funds managed by the Manager, Level 2 inputs include the net asset value of the underlying fund.

•	Level 3 inputs are those which are considered unobservable and are significant in arriving at fair value.

GAIT II reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP.  In accordance with this hierarchy, GAIT II’s investments in K4D Trading and Graham Cash Assets LLC (“GCA”) have been classified as Level 2 valuations. There were no Level 3 assets or liabilities held at any point during the years ended December 31, 2010 and 2009 by K4D Trading or GCA, and there were no transfers between Level 1 and Level 2.

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

The Master Fund records all its derivative financial instruments at fair value, which is derived in accordance with U.S. GAAP.  Unrealized gains and losses from these instruments are recorded based on changes in their fair value.  Realized gains and losses are recorded when the positions are closed.  All unrealized and realized gains and losses related to derivative financial instruments are included in net realized gain and net increase in appreciation on investments in the Master Fund’s statements of operations.

Futures Contracts

The Master Fund uses futures contracts in an attempt to take advantage of changes in the value of equities, commodities, interest rates, bonds and foreign currencies.  Futures contracts are valued based upon the closing price established by the primary exchange upon which they are traded, as of the valuation date.

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

Exchange traded forward contracts are valued based upon the settle prices established by the primary exchange upon which they are traded.  All other forward contracts are valued based upon a forward curve constructed using independently quoted forward points.

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

Exchange traded swaps are valued based upon the closing prices established by the primary exchange upon which they are traded.  Total return swaps are valued based upon the exchange published settle price of the underlying.  During the term of the swaps, changes in value are recognized as unrealized gains or losses by marking the contracts to fair value.  Additionally, the Master Fund records a realized gain (loss) when a swap contract is terminated and when periodic payments are received or made at the end of each measurement period, but prior to termination.  The Master Fund determines the estimated fair value of all swaps in accordance with U.S. GAAP.

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
Exchange traded options are valued based upon the settle prices published by the principal exchange upon which they are traded.  In the absence of an exchange published settle price, the option will be valued using the last reported sales price reported on the exchange for the valuation date.  Over-the-counter options and exchange traded options with no reported sales price on the valuation date will generally be valued at the average of last reported bid and offer quotes from independent brokers or from the exchange, respectively.

Indemnifications

In the normal course of business, the Master Fund, GCA, and GAIT II enter into contracts that contain a variety of indemnifications. Such contracts include those with the Master Fund’s brokers and trading counterparties. GAIT II’s maximum exposure under these arrangements is unknown; however, GAIT II has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

3. Investment in Graham K4D Trading Ltd.

As of December 31, 2010 and 2009, GAIT II invested in K4D Trading, a master trading vehicle also managed by the Managing Manager. GAIT II’s investment in K4D Trading, as well as its investment objective, is summarized below.  K4D Trading and GAIT II are related parties.   K4D Trading does not charge any management or incentive fees, and offers monthly subscriptions and redemptions.

December 31, 2010
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income

Graham K4D Trading Ltd. (a)	10.62%	$7,411,468	$5,720,511
	10.62%	$7,411,468	$5,720,511

December 31, 2009
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income

Graham K4D Trading Ltd. (a)	8.75%	$3,256,884	$1,203,633
	8.75%	$3,256,884	$1,203,633

(a) – Systematic macro

Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)

3. Investment in Graham K4D Trading Ltd. (continued)

The following table summarizes the financial position of K4D Trading as of December 31, 2010 and December 31, 2009:

	December 31,
	2010	2009
Assets:
Cash and cash equivalents	$-	$425
Due from brokers	135,887,098	99,865,289
Derivative financial instruments, at fair value	45,743,328	17,929,174
Subscriptions receivable	-	4,331
Interest receivable	9,100	293
Total assets	181,639,526	117,799,512

Liabilities:
Redemptions payable	-	4,331
Total liabilities	-	4,331
Net assets	$181,639,526	$117,795,181

Percentage of Master Fund held by the Fund	4.08%	2.76%

The following table summarizes the results of operations of K4D Trading for the years ended December 31, 2010 and 2009:

	2010	2009

Net investment loss	$(204,857)	$(273,559)

Net realized gain on investments	108,949,892	29,543,937
Net increase in appreciation on investments	25,962,402	14,277,666
Brokerage commissions and fees	(6,939,638)	(6,918,710)
Net gain on investments	127,972,656	36,902,893
Net income	$127,767,799	$36,629,334

Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)

3. Investment in Graham K4D Trading Ltd. (continued)

The following schedule displays the condensed schedule of investments of K4D Trading as of December 31, 2010:

Description	Principal Amount	Fair Value	Percentage of Net Assets
Graham K4D Trading Ltd.
Long contracts
Futures
U.S. bond		$237,741	0.13%
Foreign bond		1,053,653	0.58%
U.S. index		3,010,100	1.66%
Foreign index		(3,683,508)	(2.03)%
Commodity		31,911,445	17.57%
Interest rate		325,182	0.18%
Currency		4,536,916	2.50%
Total futures		37,391,529	20.59%

Forwards
Japanese Yen / U.S. Dollar 01/19/11	JPY 43,988,617,100	11,186,032	6.16%
Other Japanese Yen / U.S. Dollar 1/04/11 - 1/05/11	JPY 14,270,122,339	796,715	0.44%
Swiss Franc / U.S. Dollar 01/19/11	CHF 491,922,158	17,376,713	9.57%
Other foreign currency		28,092,524	15.46%
Total forwards		57,451,984	31.63%

Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedule displays the condensed schedule of investments of K4D Trading as of December 31, 2010:

Description	Principal Amount	Fair Value	Percentage of Net Assets
Graham K4D Trading Ltd. (continued)
Short contracts
Futures
U.S. bond		$(1,546,794)	(0.85)%
Foreign bond		(540,937)	(0.30)%
Foreign index		(142,959)	(0.08)%
Commodity		(4,754,965)	(2.62)%
Interest rate		(3,790,967)	(2.09)%
Currency		739,824	0.41%
Total futures		(10,036,798)	(5.53)%

Forwards
Japanese Yen / U.S. Dollar 01/19/11	JPY (36,043,608,800)	(12,993,436)	(7.15)%
Other Japanese Yen / U.S. Dollar 1/04/11 - 1/05/11	JPY (14,111,800,669)	(834,965)	(0.46)%
Swiss Franc / U.S. Dollar 01/19/11	CHF (431,464,200)	(17,247,454)	(9.50)%
Other foreign currency		(7,987,532)	(4.40)%
Total forwards		(39,063,387)	(21.51)%

Total		$45,743,328	25.18%

Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)

3. Investment in Graham K4D Trading Ltd. (continued)

The following schedule displays the condensed schedule of investments of K4D Trading as of December 31, 2009:

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

Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)

3. Investment in Graham K4D Trading Ltd. (continued)

The following schedule displays the condensed schedule of investments of K4D Trading as of December 31, 2009:

Description	Principal Amount	Fair Value	Percentage of Net Assets
Graham K4D Trading Ltd. (continued)
Short contracts
Futures
U.S. bond		$1,217,531	1.03%
Foreign bond		2,267,786	1.93%
U.S. index		(2,810,098)	(2.39)%
Foreign index		(3,726,222)	(3.16)%
Commodity		(14,721,246)	(12.50)%
Interest rate		2,493,009	2.12%
Currency		(32,595)	(0.03)%
Total futures		(15,311,835)	(13.00)%

Forwards
Japanese Yen / U.S. Dollar 01/20/10	JPY (52,960,960,701)	18,321,239	15.55%
Euro / U.S. Dollar 01/20/10	EUR (604,603,018)	12,851,322	10.91%
British Pound / Japanese Yen 01/20/10	GBP 207,438,849)	(11,260,219)	(9.56)%
Other foreign currency		(7,624,210)	(6.47)%
Total forwards		12,288,132	10.43%

Total		$17,929,174	15.22%

 Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)

3. Investment in Graham K4D Trading Ltd. (continued)

The following table shows the fair value classification of each investment type for K4D Trading as of December 31, 2010 and 2009:

	December 31,
	2010	2009
Long Contracts
Level 1:
U.S. bond futures	$237,741	$(4,526,734)
Foreign bond futures	1,053,653	(6,607,015)
U.S. index futures	3,010,100	5,331,432
Foreign index futures	(3,683,508)	8,908,434
Commodity futures	31,911,445	35,170,316
Interest rate futures	325,182	(8,722,161)
Currency futures	4,536,916	355,993
Total Level 1	37,391,529	29,910,265

Level 2:
Foreign currency forwards	57,451,984	(8,957,388)
Total Level 2	57,451,984	(8,957,388)
Total long contracts	$94,843,513	$20,952,877

Short Contracts
Level 1:
U.S. bond futures	$(1,546,794)	$1,217,531
Foreign bond futures	(540,937)	2,267,786
U.S. index futures	-	(2,810,098)
Foreign index futures	(142,959)	(3,726,222)
Commodity futures	(4,754,965)	(14,721,246)
Interest rate futures	(3,790,967)	2,493,009
Currency futures	739,824	(32,595)
Total Level 1	(10,036,798)	(15,311,835)

Level 2:
Foreign currency forwards	(39,063,387)	12,288,132
Total Level 2	(39,063,387)	12,288,132
Total short contracts	$(49,100,185)	$(3,023,703)

Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)

3. Investment in Graham K4D Trading Ltd. (continued)

The following table displays the notional exposure and fair value of derivative contracts held by K4D Trading based on their notional amounts and number of contracts at December 31, 2010 categorized by primary underlying risk.  Derivative assets and liability balances are presented on a gross basis, prior to the application of counterparty netting.

	Graham K4D Trading Ltd.
	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities

Commodity price
Futures	$810,106,878	10,782	$(53,034,444)	(926)	$32,742,543	$(5,586,063)
	810,106,878	10,782	(53,034,444)	(926)	32,742,543	(5,586,063)

Equity price
Futures	16,008,395,340	15,303	(968,631,180)	(671)	4,935,403	(5,751,770)
	16,008,395,340	15,303	(968,631,180)	(671)	4,935,403	(5,751,770)

Foreign currency exchange rate
Futures	340,454,690	2,852	(86,152,236)	(957)	5,633,114	(356,374)
Forwards	90,870,643,000	-	(87,109,470,216)	-	78,339,927	(59,951,330)
	91,211,097,690	2,852	(87,195,622,452)	(957)	83,973,041	(60,307,704)

Interest rate
Futures	2,044,200,093	8,454	(63,261,455,459)	(23,095)	2,729,784	(6,991,906)
	2,044,200,093	8,454	(63,261,455,459)	(23,095)	2,729,784	(6,991,906)
Total	$110,073,800,001	37,391	$(151,478,743,535)	(25,649)	$124,380,771	$(78,637,443)

Collateral balances supporting all derivative positions						$135,887,098

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

Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)

3. Investments in Graham K4D Trading Ltd. (continued)

The following table shows the gains and losses on all financial instruments held by the Master Fund reported in net realized gain and net increase in appreciation on investments in its statement of operations segregated by primary underlying risk and contract type for the years ended December 31, 2010 and 2009:

	2010	2009

Commodity price
Futures	$10,473,704	$(643,123)
	10,473,704	(643,123)

Equity price
Futures	(33,752,013)	89,597,187
	(33,752,013)	89,597,187

Foreign currency exchange rate
Futures	15,009,579	(3,152,242)
Forwards	34,676,693	32,153,188
	49,686,272	29,000,946

Interest rate
Futures	108,504,331	(74,133,407)
	108,504,331	(74,133,407)
Total	$134,912,294	$43,821,603

Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)

4. Graham Cash Assets LLC

GAIT II invests a portion of its excess liquidity in GCA, an entity for which the Manager is also the sole investment advisor. GCA commenced operations on June 22, 2005 and was formed as a Delaware Limited Liability Company for the purpose of consolidating investment activity of multiple funds managed by the Manager. Its objective is to preserve capital while enhancing return on cash balances and providing daily liquidity. It invests in debt obligations guaranteed by the U.S. federal government, which range in maturity from three to thirty months. GCA also maintains cash and cash equivalents on deposit with major U.S. institutions. GCA values all fixed income securities at amortized cost to the extent it approximates fair value.  GAIT II’s investment in GCA is valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP based upon the Fund’s proportionate share of GCA’s reported net asset value. GAIT II records its proportionate share of GCA’s investment income and expenses on a monthly basis.  For the year ended December 31, 2010, the total amount recognized by GAIT II with respect to its investment in GCA was $275,694. For the year ended December 31, 2009, the total amount recognized by GAIT II with respect to its investment in GCA was $61,822. These amounts are included in interest income in the statements of operations and managing member allocation. At December 31, 2010 and 2009, GAIT II owned approximately 2.16% and 1.78%, respectively, of GCA. The following table summarizes the financial position of GCA as of December 31, 2010 and 2009:

	December 31,
	2010	2009
Assets:
Cash and cash equivalents	$750,098,151	$485,846,462
Investments in fixed income securities (cost $2,215,622,512)	2,215,622,512	1,421,913,802
Accrued interest income	6,547,074	4,848,122
Total assets	2,972,267,737	1,912,608,386

Liabilities:
Other liabilities	20,000	-
Total liabilities	20,000	-
Net assets	$2,972,247,737	$1,912,608,386

The following table summarizes the results of operations of GCA for the years ended December 31, 2010 and 2009:

	2010	2009
Investment income
Interest income	$13,099,691	$6,997,221
Total investment income	13,099,691	6,997,221

Expenses:
Bank fee expense	230,380	-
Total expenses	230,380	-
Net investment income	12,869,311	6,997,221
Net income	$12,869,311	$6,997,221

Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

The following schedule displays the condensed schedule of investments of GCA as of December 31, 2010.

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Graham Cash Assets LLC
Investments in Fixed Income Securities (cost $2,215,622,512) United States
FDIC Guaranteed Bonds (cost $1,101,463,404)
Citibank 1.25% – 1.88% due 03/30/11 – 05/07/12	$350,000,000	$351,915,163	11.84%
Other FDIC guaranteed bonds		749,548,241	25.22%
Total FDIC Guaranteed Bonds		1,101,463,404	37.06%

Government Bonds (cost $1,114,159,108)
U.S. Treasury 0.88% due 04/30/11	150,000,000	150,213,724	5.05%
Other U.S. Treasury 0.75% – 1.13% due 01/31/11 – 04/30/12		963,945,384	32.43%
Total Government Bonds		1,114,159,108	37.48%

Total Investments in Fixed Income Securities		$2,215,622,512	74.54%

The following schedule displays the condensed schedule of investments of GCA as of December 31, 2009.

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Graham Cash Assets LLC
Investments in Fixed Income Securities (cost 1,421,913,802) United States
FDIC Guaranteed Bonds (cost $667,900,290)
Bank of America 0.28% Floating Rate Note due 09/13/10	$100,000,000	$100,177,559	5.24%
Other Bank of America 0.63% - 1.70% Floating Rate Notes due 12/23/10 - 06/22/12	75,000,000	75,931,110	3.97%
Citibank 1.25% - 1.63% due 03/30/11 - 11/15/11	125,000,000	125,481,266	6.56%
JPMorgan Chase 1.65% - 2.63% due 12/01/10 - 02/23/11	125,000,000	126,280,415	6.60%
Other FDIC guaranteed bonds		240,029,940	12.55%
Total FDIC Guaranteed Bonds		667,900,290	34.92%

Government Bonds (cost $754,013,512)
U.S. Treasury 0.00% - 2.75% due 01/31/10 - 06/30/11	750,000,000	754,013,512	39.42%
Total Government Bonds		754,013,512	39.42%

Total Investments in Fixed Income Securities		$1,421,913,802	74.34%

Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

GCA reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP.  The following table shows the fair value classification of each investment type held by GCA as of December 31, 2010 and 2009:

	2010	2009
Long positions
Level 2:
Fixed income securities
FDIC Guaranteed Bonds	$1,101,463,404	$667,900,290
Government Bonds	1,114,159,108	754,013,512
Fixed income securities	2,215,622,512	1,421,913,802
Total Level 2	2,215,622,512	1,421,913,802
Total long positions	$2,215,622,512	$1,421,913,802

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

Addition of Members and Managing Members

Units are available for subscription as of the first business day of each month upon written notice of at least three business days prior to the last business day of the preceding month.

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

In consideration of the Brokerage Fee, the Manager bears all of GAIT II’s trading commissions (including exchange, clearing and regulatory fees relating to its trades), routine legal expenses, internal and external accounting, audit and tax preparation expenses, fees and expenses of an external or internal administrator, and expenses and costs of printing and mailing reports and notices, together with the costs incurred in connection with the organization of GAIT II and GAIT II’s continuous offering of Units. To the extent GAIT II is allocated any of these expenses from the Master Fund, the Manager will reimburse GAIT II those amounts.  This reimbursement is included in commission reimbursements in the statements of operations and managing member allocation.

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

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing GAIT II’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a more-likely-than-not threshold would be recorded as a tax expense in the current year. The Manager has evaluated GAIT II’s tax positions and has concluded that there are no significant tax positions requiring recognition, measurement or disclosure in the financial statements. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months.  Tax years which are considered open by the relevant jurisdiction are subject to potential examination.

8. Related Party Transactions

The Manager, due to its relationship with its affiliates, may enter into certain related party transactions.

9. Financial Highlights

The following is the per unit operating performance calculation for the years ended December 31, 2010 and 2009:

	Class 0	Class 2
Per unit operating performance:
Initial net asset value per unit, January 4, 2009	$100.00	$100.00
Net income:
Net investment (loss) income	(1.95)	1.71
Net gain on investments	2.54	(2.66)
Net income	0.59	(0.95)
Net asset value per unit, December 31, 2009	100.59	99.05
Net loss:
Net investment loss	(2.62)	(1.49)
Net gain on investments	4.95	2.16
Net loss	2.33	0.67
Net asset value per unit, December 31, 2010	$102.92	$99.72

Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)

9. Financial Highlights (continued)

The following represents ratios to average members’ capital, excluding the Managing Member, and total return for the years ended December 31, 2010 and 2009:

	Class 0		Class 2
	2010	2009	2010	2009

Total return before Incentive Allocation	3.53%	2.19%	1.43%	0.85%
Incentive Allocation	(1.21)	(1.60)	(0.75)	(1.80)
Total return after Incentive Allocation	2.32%	0.59%	0.68%	(0.95)%

Net investment loss before Incentive Allocation	(4.74)%	(3.71)%	(6.82)%	(5.75)%
Incentive Allocation	(1.21)	(1.60)	(0.75)	(1.80)
Net investment loss after Incentive Allocation	(5.95)%	(5.31)%	(7.57)%	(7.55)%

Total expenses before Incentive Allocation	4.72%	5.08%	6.78%	7.11%
Incentive Allocation	1.21	1.60	0.75	1.80
Total expenses after Incentive Allocation	5.93%	6.68%	7.53%	8.91%

Total return is calculated for Class 0 and Class 2 units taken as a whole. Total return is calculated as the change in total members’ capital, excluding that of the Managing Member, adjusted for subscriptions or redemptions during the year. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Brokerage Fees, Sponsor Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for the Class 0 and Class 2 units taken as a whole and include amounts from GAIT II and amounts allocated from the Master Fund. The computation of such ratios is based on the amount of net investment loss, expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of members’ capital of GAIT II, excluding that of the Managing Member, for the years ended December 31, 2010 and 2009.

10. Subsequent Events

The Fund had subscriptions of approximately $17.0 million and redemptions of approximately $1.3 million through March 30, 2011.  These amounts have not been included in the financial statements.

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
Suite 400
Wilmington, DE 19808
U.S.A.

Independent Registered Public Accounting Firm
Ernst & Young LLP
300 First Stamford Place
Stamford, CT 06902
U.S.A.

Item 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A:	CONTROLS AND PROCEDURES

(a)           The Manager, with the participation of the Manager’s principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of the end of the period covered by this annual report, and, based on their evaluation, has concluded that these disclosure controls and procedures are effective.  There were no significant changes in the Manager’s internal controls with respect to the Fund or in other factors applicable to the Fund that could significantly affect these controls subsequent to the date of the evaluation.

(b)           This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Fund’s registered public accounting firm due to a transition period established by rules of the SEC for newly registered public companies.

Item 9B:	OTHER INFORMATION

None.

Item 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

GAIF II itself has no officers, directors or employees.  GAIF II’s affairs are managed by the Manager.  The general partner of the Manager is KGT, Inc.  Kenneth G. Tropin is the sole director of KGT, Inc.  Messrs. Paul Sedlack, Robert E. Murray, Pablo Calderini and Jeff Baisley serve as Chief Executive Officer, Chief Operating Officer, Chief Investment Officer and Chief Financial Officer, respectively, of the Manager. None of these individuals currently serves as a director of a public company.  Messrs. Kenneth G. Tropin, Paul Sedlack, Robert E. Murray, Pablo Calderini and Jeff Baisley each have filed initial reports on Form 3.

GAIF II has not adopted a code of ethics that applies to officers because it has no officers. In addition, GAIF II has not adopted any procedures by which investors may recommend nominees to its board of directors and has not established an audit committee because it has no board of directors.

Item 11:	EXECUTIVE COMPENSATION

GAIF II itself has no officers, directors or employees.  None of the principals, officers or employees of the Manager receives compensation from the Fund.  All persons serving in the capacity of officers or executives of the Manager are compensated by the Manager in respect of their respective positions with the Manager.

As described under “Item 1. Business,” the Fund pays the Manager the Brokerage Fee and the Sponsor Fee.  For the year ended December 31, 2010, the Fund paid the Manager Brokerage Fees of $3,284,144 and Sponsor Fees of $1,387,205.

As compensation for its services as investment manager to the Fund, the Manager is paid the Advisory Fees described under “Item 1. Business,” and may receive Incentive Allocations also as described under “Item 1. Business.” For the year ended December 31, 2010, the Fund paid the Manager Advisory Fees of $2,774,409 and the Manager received Incentive Allocations of $986,689.

The Fund has no other compensation arrangements.  There are no compensation plans or arrangements relating to a change in control of the Fund or the Manager.

Item 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)           Security ownership of certain beneficial owners

Not applicable.

(b)	Security ownership of management

Under the terms of the Company Agreement, GAIF II is managed by the Manager. The Manager does not own any Units of GAIF II.

(c)	Changes in control

None.

Item 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Manager would be considered a promoter for purposes of Item 404(c) of Regulation S-K. The nature and amounts of compensation the promoter will receive from the Fund are set forth under “Item 1. Business” and “Item 11. Executive Compensation.”

Item 14:	PRINCIPAL ACCOUNTING FEES AND SERVICES

(a)	Audit Fees

The aggregate fees billed for professional services rendered by Ernst & Young LLP (“E&Y”) for each of the years ended December 31, 2010 and December 31, 2009 for the audit of the Fund’s annual financial statements, review of financial statements included in the Fund’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

FEE CATEGORY	2010		2009

Audit Fees	$69,819	*	$41,000
Audit-Related Fees	–		–
Tax Fees	84,750	*	55,250
All Other Fees	–		–
Total Fees	$154,569	*	$96,250

*	Amount expected to be billed for 2010 services.

Audit Fees consist of fees paid to E&Y for (i) the audit of the Fund’s annual financial statements included in the annual report on Form 10-K and review of financial statements included in the quarterly reports on Form 10-Q; and (ii) services that are normally provided by the Independent Registered Public Accounting Firm in connection with statutory and regulatory filings of registration statements.  In consideration of the Brokerage Fee, the Manager bears the Fund’s audit-related fees.

(b)	Audit-Related Fees

None

(c)	Tax Fees

Tax Fees consist of fees paid to E&Y for professional services rendered in connection with tax compliance and Fund income tax return filings.  In consideration of the Brokerage Fee, the Manager bears the Fund’s tax-related fees.

(d)	All Other Fees

None.

(e)	Not Applicable.

(f)	Not Applicable.

Item 15:	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

Statements of Financial Condition at December 31, 2010 and 2009
Statements of Operations for the years ended December 31, 2010 and 2009
Statements of Changes in Members’ Capital for the years ended December 31, 2010 and 2009
Statements of Cash Flows for the years ended December 31 2010 and 2009
Notes to Financial Statements.

(b)	Exhibits

Exhibit Designation	Description
* 3.1	Certificate of Formation of Graham Alternative Investment Fund II LLC
* 4.1	Amended and Restated Limited Liability Company Agreement of Graham Alternative Investment Fund II LLC
* 10.1	Form of Subscription Agreement
* 10.2	Form of Placement Agreement
**10.10	Safekeeping Account Agreement between Graham Cash Assets LLC and Bank of America, N.A.

*  Incorporated by reference to the Fund’s Form 10 previously filed on April 30, 2010
**  Incorporated by reference to the Fund’s Form 10/A previously filed on September 3, 2010

The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference.
Exhibit 31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Executive Officer).
Exhibit 31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer).
Exhibit 32.1 — Section 1350 Certification (Certification of Chief Executive Officer and Chief Financial Officer).

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	March 30, 2011	GRAHAM ALTERNATIVE INVESTMENT FUND II LLC

		By:	GRAHAM CAPITAL MANAGEMENT, L.P.
its Manager

		By:	/s/ Paul Sedlack
Paul Sedlack, Chief Executive Officer