Form 10-K
period 2011-12-31
GRAHAM ALTERNATIVE INVESTMENT FUND II LLC
filed 2012-03-30
CIK 1461237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to_________
Commission File Number 0-53965

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
Yes ☐       No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to section 13 or section 15(d) of the Act.
Yes ☐       No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑       No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐       No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K ☑.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated file or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐       No ☑

Units of the Systematic Strategies Portfolio and the Blended Strategies Portfolio with an aggregate value of $27,791,560 and $165,358,661, respectively, were outstanding and held by non-affiliates as of June 30, 2011.

As of February 29, 2012, 282,177.901 Units of the Systematic Strategies Portfolio were outstanding.
As of February 29, 2012, 1,218,491.152 Units of the Blended Strategies Portfolio were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

Item 1:   BUSINESS

GRAHAM ALTERNATIVE INVESTMENT FUND II LLC

General Development of Business

Graham Alternative Investment Fund II LLC (“GAIF II”), a Delaware limited liability company, was formed on May 16, 2006.  GAIF II was formed to enable U.S. tax-exempt investors to achieve long-term capital appreciation through professionally managed trading in both U.S. and foreign markets, primarily in futures contracts, forward currency and metals contracts, spot currency contracts and associated derivative instruments such as options and swaps.  GAIF II commenced operations on August 1, 2006.

Investors in GAIF II may invest in either or both of two different portfolios, the Blended Strategies Portfolio or the Systematic Strategies Portfolio.  The Blended Strategies Portfolio uses a systematic trading program and a discretionary trading program.  The Systematic Strategies Portfolio uses solely a systematic program.

GAIF II invests substantially all of its assets into two feeder funds each of which in turn invests substantially all of its assets in one or more master funds.  Assets invested in the Blended Strategies Portfolio will be invested by GAIF II in Graham Alternative Investment Trading LLC (“GAIT”) and assets invested in the Systematic Strategies Portfolio will be invested by GAIF II in Graham Alternative Investment Trading II LLC (“GAIT II”), each of which is a Delaware limited liability company (the “Feeder Funds”).  For the purposes of this registration statement, the term “Fund” shall include each of GAIF II, the Feeder Funds and the master funds in which they invest, unless the context implies otherwise.  Graham Capital Management, L.P. (the “Manager”) is the Fund’s manager and the investment advisor to the Fund.

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

Global fixed income:  U.S. Treasury futures, Eurodollar futures and Japanese government bond futures
Global stock indices:  futures contracts on the Russell 2000, S&P 500 and TOPIX
Foreign exchange:  forward contracts on the British pound, euro, Japanese yen and Swiss franc
Energy:  futures contracts on heating oil, natural gas and crude oil
Agriculture and  Softs:  futures contracts on cotton, feeder cattle, lean hogs and soybeans
Metals:  futures or forward contracts on aluminum, copper and gold

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

As of February 29, 2012, the aggregate Net Asset Value (as defined below under “Allocation of Profit and Loss”) of the Units in GAIF II was $170,299,113.  GAIF II operates on a calendar fiscal year.

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

The Manager was organized in May 1994 as a Delaware limited partnership.  The general partner of the Manager is KGT, Inc., a Delaware corporation of which Kenneth G. Tropin is the sole director and sole shareholder.  KGT, Inc. became a listed Principal of the Manager effective July 27, 1994.  The Manager has been registered as a CPO and CTA under the Commodity Exchange Act (“CEA”) and has been a member of the NFA since July 27, 1994.  As of March 1, 2012, the Manager has approximately 226 employees and manages assets of over $8 billion.   The Manager’s principal office is located at 40 Highland Avenue, Rowayton, Connecticut 06853 and its telephone number is (203) 899-3400.   An affiliate of the Manager, Graham Capital LLP, has an office in London, England.

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

Kenneth G. Tropin, 58, is the Chairman and the founder of the Manager.  In May 1994, he founded the Manager and became an Associated Person and Principal effective July 27, 1994.  Mr. Tropin is responsible for the overall management of the organization, including the investment of its proprietary trading capital.

Paul Sedlack, 51, is the Chief Executive Officer and the General Counsel of the Manager.  He joined the Manager in June 1998 and became an Associated Person of the Manager effective November 20, 1998 and a Principal on August 21, 1998.  He oversees the operation of the finance and administration departments and is also responsible for all legal and compliance matters.  Mr. Sedlack received a J.D. from Cornell Law School in 1986 and an M.B.A. in Finance in 1983 and B.S. in Engineering in 1982 from State University of New York at Buffalo.

Robert E. Murray, 51, is the Chief Operating Officer of the Manager and is responsible for the management and oversight of client services, quantitative trading, and technology and risk management at the Manager.  He joined the Manager in June 2003 and became an Associated Person and Principal of the Manager effective June 27, 2003.  Mr. Murray received a Bachelor’s Degree in Finance from Geneseo State University in 1983.

Pablo Calderini, 47, is the Chief Investment Officer of the Manager and is responsible for the management and oversight of the discretionary trading business and portfolio managers at the Manager.  He joined the Manager in August 2010 and became an Associated Person and Principal of the Manager effective August 13, 2010.  Prior to joining the Manager, Mr. Calderini worked at Deutsche Bank from June 1997 to July 2010 where he held positions of increasing responsibility, most recently the Global Head of Equity Proprietary Trading.  Mr. Calderini commenced his career at Deutsche Bank as Global Head of Emerging Markets.  During his tenure at Deutsche Bank, Mr. Calderini also helped manage several groups across the fixed income and equity platforms, including the Global Credit Derivatives Team.  Mr. Calderini received a B.A. in Economics from Universidad Nacional de Rosario in 1987 and a Masters in Economics from Universidad del Cema in 1988, each in Argentina.

William Pertusi, 51, is the Chief Risk Officer of the Manager, responsible for identifying, monitoring and acting upon financial risks relative to financial returns in the Manager’s diverse trading strategies.  He became an Associated Person of the Manager effective July 24, 2006 and a Principal on November 28, 2006.  Prior to joining the Manager in April 2006, Mr. Pertusi held the positions of Director and Risk Manager at SAC Capital Advisors LLC, an investment management firm, from July 2004 to April 2006.  From July 2002 to July 2004, he was employed as a Portfolio Manager at SAC specializing in Mortgage Backed Securities.  Mr. Pertusi was an associated person of SAC from June 2003 to June 2006 and a principal from June 2003 to May 2005.  Mr. Pertusi received a B.S. in Electrical Engineering from Lehigh University in 1983, an M.B.A. from Harvard in 1987, and an M.S. in Mathematics from Fairfield University in 2006.

Barry S. Fox, 48, is Director of Research of the Manager.   He became an Associated Person of the Manager effective November 10, 2000 and a Principal on November 15, 2007.  Mr. Fox joined the Manager in August 2000 as a portfolio manager and developed several quantitative trading programs.  In May 2005, he joined the Manager’s Research Department,  and in October 2005 was appointed Co-Associate Director of Research. Mr. Fox was appointed Director of Research in April 2007.  Mr. Fox received a B.S. in Business Administration from State University of New York at Buffalo in 1986.

Jeff Baisley, 42, C.P.A., is the Chief Financial Officer of the Manager.  In March 2004 he joined the Manager as Manager of Financial Reporting and became an Associated Person effective March 17, 2008 and a Principal on April 8, 2008.  He received his B.S. in accounting from Fordham University in 1991.

Thomas P. Schneider, 49, is an Executive Vice President and the Chief Trader of the Manager.  He joined the Manager in June 1994 and became an Associated Person of the Manager effective September 12, 1994 and a Principal on November 30, 1995.  He is responsible for managing the Manager’s quantitative futures and foreign exchange trade execution, including all of its core and short term quantitative trading strategies, and developing and maintaining relationships with independent executing brokers and futures commission merchants (“FCMs”).  Mr. Schneider graduated from the University of Notre Dame in 1983 with a B.B.A. in Finance and received his Executive M.B.A. from the University of Texas at Austin in 1997.

The discretionary traders for any discretionary investment strategy selected to trade on behalf of the Fund make the trading decisions for that discretionary strategy.  The Manager has developed sophisticated proprietary software to study optimal portfolio weighting strategies and the effect of specific markets on the performance, risk, correlation and volatility characteristics of each of its trading strategies.  As a result, the weighting or leverage that a trading strategy uses in each market may change to address changes in market conditions.   With such software, the Manager devotes considerable attention to risk management at the portfolio level in an effort to ensure balance between markets and that the overall leverage used by each portfolio is consistent with the Manager’s overall views on risk.  The Manager’s objective in forming the investment program of each portfolio is to provide the portfolio with significant potential for capital appreciation in both rising and falling markets and during expanding or recessionary economic cycles.  Currently, the Blended Strategies Portfolio allocates 50% of its assets to the Manager’s Discretionary Trading Program (“DTP”) and 50% of its assets to the Manager’s Systematic Trading Program (“K4D”), but the Manager may alter these allocations to DTP and the K4D Program at any time within its sole discretion.  The Systematic Strategies Portfolio allocates 100% of its assets to the Manager’s K4D Program, but the Manager may over time add other systematic trading programs to the Systematic Strategies Program.

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

Discretionary Trading Program

The Manager has been trading discretionary programs since February 1998.  Discretionary programs, unlike systematic programs which are based almost entirely on computerized mathematical models, determine trades subjectively on the basis of a trader’s personal assessment of trading data and trading experience. Although the Manager has had over a decade of experience trading various discretionary programs, DTP itself commenced trading as of August 2008.  DTP seeks to invest in various global macro markets that are highly liquid.   DTP consists of several of the Manager’s leading discretionary strategies traded by employees of the Manager that focus on the global fixed income, stock index, currency, energy, commodity and metals markets, but over time it may participate in any other liquid market that is available as the Manager deems appropriate.

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

The Manager believes strongly in the importance of research and development of new trading strategies and expects to develop additional trading systems and strategies and to modify the systems currently in use in its systematic programs over time in its ongoing efforts to keep pace with changing market conditions.  As an example of such efforts, the Manager has incorporated a proprietary risk model within its K4D program to systematically adjust the program’s exposure based on proprietary factors that assess prices, correlation and volatility in the near term.  The decision to add or subtract systems or strategies from any investment program shall be at the Manager’s sole discretion.  The Manager anticipates that the range of trading strategies comprising the K4D program will continue to grow and evolve over time.

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

The K4D Program includes the first system that the Manager developed, which began trading client accounts in 1995.  It utilizes multiple computerized trading models and offers broad diversification in both financial and non-financial markets, trading in approximately 100 global markets.  On a daily basis, the computer models analyze the recent price action, the relative strength and the risk characteristics of each market and compare statistically the quantitative results of this data to years of historical data on each market.  The K4D Program’s original systematic strategy is primarily long-term in nature, but the program also includes short-term and intermediate-term trend-following as well as momentum and other non-trend following strategies.

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
Eurex Exchange
Hong Kong Exchanges and Clearing Ltd.
Intercontinental Exchange
London Metal Exchange Ltd.
Mercado de Futuros Financieros
Montreal Exchange
NYSE Euronext
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

The Fund trades spot and forward contracts on foreign currencies and, to a lesser degree, swap and derivatives contracts, currently the only non-CFTC regulated instruments the Fund anticipates trading.  The Manager estimates that 20-60% of the Fund’s trades for each portfolio may be in forward contracts and 5-15% in swap contracts, but depending on market conditions, the percentage of each portfolio’s trades constituted by forward or swap contracts may fall substantially outside that range.  Bank of America, N.A. currently serves as the Fund’s primary counterparty for foreign currency forward transactions  All of the Fund’s assets, funds, securities, and other property held by Bank of America, N.A. as a Fund counterparty, and any other bank or broker-dealer acting as a foreign currency forward counterparty or swap counterparty of the Fund are held as security or collateral for the Fund’s obligations to such entity.  As the forward and swap markets currently are unregulated, the Fund bears additional risks (e.g., the credit risk of trading with counterparties) not present in futures trading.  Under the Dodd–Frank Wall Street Reform and Consumer Protection Act, the CFTC, sometimes together with the Securities and Exchange Commission (the “SEC”), must enact regulations to govern these contracts and to require many of them to be cleared through an exchange or clearinghouse, but final regulations remain to be promulgated.

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

Additional risks of the forward markets include: (i) the forward markets are generally not regulated by any U.S. or foreign governmental authorities; (ii) there are generally no limitations on daily price moves in forward transactions; (iii) speculative position limits are not applicable to forward transactions although the counterparties with which the Fund may deal may limit the size or duration of positions available as a consequence of credit considerations; (iv) participants in the forward markets are not required to make continuous markets in forward contracts; and (v) the forward markets are “principals’ markets” in which performance with respect to a forward contract is the responsibility only of the counterparty with which the trader has entered into a contract (or its guarantor, if any), and not of any exchange or clearing house.  As a result, the Fund will be subject to the risk of inability or refusal to perform with respect to such contracts on the part of the counterparties with which the Fund trades.  Because the Fund trades foreign exchange contracts substantially with Bank of America, N.A., it is at risk with respect to the creditworthiness and trading practices of Bank of America, N.A. as the counterparty to its contracts.

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

There is no Secondary Market for the Units, Therefore Investors Should Consider Their Investment in the Fund to be Illiquid.  It is not anticipated that an active secondary market will develop in the Units.  Units are not registered so as to permit a public offering under the securities laws of any jurisdiction.  The Units will not be transferable without the consent of the Manager (which may be granted on such terms as it determines or withheld).  Moreover, there are limitations on the ability of an investor to require the Fund to redeem Units.  Consequently, the Units will be illiquid investments.

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

Impact of Recent Financial Industry Regulation is Uncertain but May Impact the Fund’s Operations.  The Dodd-Frank Wall Street Reform and Consumer Protection Act contains a number of new provisions intended to limit systemic risk in the financial services industry. The act’s provisions seek to increase regulatory oversight and supervision of both bank and nonbank entities in the financial services sector.  Under the act, Federal regulators have been tasked to develop rules designed to effect the act’s purposes, and in many respects this rulemaking is expected to be extensive.  The effect of such rulemaking on the financial services industry is as yet not fully capable of being known.  In particular as it relates to the Fund’s operations, the act tasks the SEC and the CFTC to draft rules bearing on the over-the-counter derivatives market designed to address capital and margin requirements, mandatory clearing, the operation of execution facilities and data repositories, business conduct standards for swap dealers, and transparency for transactional information.  It is not clear at this time how these rules will alter the operation of the markets in which the Fund operates or affect the operations of the Fund.

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

The Manager Manages Other Accounts.  The Manager acts as general partner or trading manager to investment funds and other managed accounts that have investment objectives and methodologies similar to those of the Fund.  As of March 1, 2012, the Manager acts as general partner or trading manager to 34 investment funds or managed accounts to which outside investors contribute capital, including the Funds.  Of these 34 investment funds or managed accounts, 23 employ a systematic trading program identical to, or substantially similar to, that traded for the Systematic Strategies Portfolio and 11 employ a discretionary trading program similar to DTP, differing primarily in that they trade securities.  The Manager may also receive higher fees for managing certain of these accounts.  The Manager and its principals may trade for their own accounts in the same markets in which the Fund trades and such accounts may take positions that are opposite, or ahead of, positions taken for the Fund.  Fund investors will not be permitted to inspect the records of such proprietary accounts or the written policies related to such trading.   The Manager and its principals also may manage other accounts in the future.    All of the above accounts may compete with the Fund for the same positions.  All of the foregoing accounts may be aggregated for purposes of determining applicable position limits, and may take the same or different positions as the Fund.

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

With respect to the Manager’s systematic trading programs, the Manager may place block orders with brokers on behalf of multiple accounts, including the Fund.  Accounts in which the Manager and its principals have an interest may be included with client accounts in block orders.  One or more of the accounts may receive more favorable fills and some less favorable fills because a block order may be executed at different prices.  Unless an average price of split fills is allocated to an order or unless fills are allocated according to a non-discretionary computer-based allocation methodology, split fills generally are allocated to accounts on a “high to low” basis.  Accounts are ranked based on commencement of trading, and the highest split fill prices on both buy and sell transactions are allocated to the highest ranked accounts.  Any advantage a high ranked account enjoys on the sell order generally is offset by a disadvantage on the buy order.  Consistent application of this non-discretionary allocation methodology satisfies regulatory requirements of objectivity and fairness such that no account or group of accounts receives consistently favorable or unfavorable treatment.  Allocations made according to this methodology will be deemed equitable even though under certain market conditions a trade may be more favorable to some accounts than others.

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

For all purposes, including subscriptions, redemptions and the calculation of the fees paid to the Manager, the Manager shall determine the fair market value of any investment made by the Fund.  In general, investments will be valued as follows:

a.
The value of unrealized gain or loss on open futures contracts shall be recorded as the difference between the contract price on the trade date and the closing price reported as of the Valuation Day on the primary exchange on which such contracts are traded.

b.
The value of any option listed or traded on any recognized foreign or U.S. exchange shall be the settlement price published by the principal exchange on which it is traded on the relevant Valuation Day.  If the recognized foreign or U.S. exchange does not publish a settlement price, the value of any option shall be the last reported sale price on the relevant Valuation Day on the principal exchange on which such option is traded.  If no such sale of such option was reported on that date, the market value shall be the average of the last reported bid and asked price.  The market value of any over-the-counter option for which representative broker’s quotations are available shall be determined in like manner by reference to the last reported sale price, or, if none is available, to the average of the last reported bid and asked quotation.  Premiums for the sale of such options written by the Fund shall be included in the assets of the portfolio, and the market value of such options shall be included as a liability.

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

As of February 29, 2012, there were 578 holders of Class 0 Units and 385 holders of Class 2 Units of the Blended Strategies Portfolio and 184 holders of Class 0 Units and 324 holders of Class 2 Units of the Systematic Strategies Portfolio.

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

For the three months ended December 31, 2011, the Fund issued 26,043.550 Units in exchange for $3,170,827 with respect to the Blended Strategies Portfolio and 22,581.636 Units in exchange for $1,871,340 with respect to the Systematic Strategies Portfolio, in each case in a transaction that was not registered under the Securities Act.  The Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder.

The following chart sets forth the purchases of Units of the Fund.

	Blended Strategies Portfolio Total Number of Units Purchased	Systematic Strategies Portfolio Total Number of Units Purchased
Period (as of)
October 1, 2011	12,953.120	8,875.234
November 1, 2011	6,858.113	7,758.918
December 1, 2011	6,232.317	5,947.484

Item 6:	SELECTED FINANCIAL DATA

The Fund is a smaller Reporting Company, as defined by Rule 229.10(f)(1) and therefore this item is not applicable.

Item 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the year ended December 31, 2011 the Fund’s Net Asset Value increased by $794,187 or 0.5%.  This increase was attributable to a $1,265,856 or -0.7% net decrease in the Blended Strategies Portfolio and a $2,060,043 or 1.2% net increase in the Systematic Strategies Portfolio.  The net decrease in the Blended Strategies Portfolio was attributable to total subscriptions of $45,464,226 or 26.9% offset by redemptions totaling $25,659,106 or -15.2% and a net loss of $21,070,976 or -12.4%, for the period.  The net increase in the Systematic Strategies Portfolio was attributable to total subscriptions of $16,501,934 or 9.7% partially offset by redemptions totaling $7,639,791 or -4.5% and a nets loss of $6,802,100 or -4.0%, for the period.

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

Blended Strategies Portfolio

2011 Summary

For the year ended December 31, 2011, the Blended Strategies Portfolio experienced net trading losses of $12,749,596 attributable to the following sectors;

Agriculture	$(1,107,225)
Energy	(3,642,442)
Foreign exchange	(8,330,460)
Interest rates	6,123,001
Metals	3,140,568
Softs	(8,081,614)
Stock index	(851,424)
$(12,749,596)

The portfolio posted a net loss for the year ended December 31, 2011 as profits recorded by discretionary portfolio managers were more than offset by losses in the systematic portion of the portfolio.  The majority of the losses stemmed from foreign exchange as extreme daily volatility without lasting directional moves mired many of our systematic models.  While the systematic portfolio held only moderate exposure to stock indices, the short-term volatility in the equity markets negatively impacted the portfolio and resulted in losses for the year.  In foreign exchange, the largest losses resulted from trading the Australian dollar, New Zealand dollar, Japanese Yen and South African Rand as central bank interventions and Eurozone headlines generated tremendous volatility. Smaller losses resulted from trading in the energy and agricultural commodity markets. Both the systematic and discretionary portions of the portfolio recorded significant gains from trading interest rates, which offset a material portion of the Portfolio’s overall loss. The majority of the gains in interest rates resulted from discretionary trading in U.S., European and commodity driven markets.  The portfolio recorded solid gains in metals as gold hit record highs during 2011, which also helped to offset some of the losses for the year.

Brokerage, Advisory and Sponsor Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund.  Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the year ended December 31, 2011, Brokerage Fees increased by $1,009,010 or 35.0%, Advisory Fees increased by $824,510 or 33.4% and Sponsor Fees increased by $412,255 or 33.4% in the Blended Strategies Portfolio over the corresponding period of the preceding year.   These increases are all attributable to higher net assets of the portfolio early in the year resulting from subscriptions partially offset by redemptions later in the year and a net loss for the period. During the same period interest income decreased by $640,903 or -51.4%.  Interest was earned on free cash at an average annualized yield of 0.43% for the year ended December 31, 2011 compared to 0.59% for the year ended December 31, 2010.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio.  For the year ended December 31, 2011, the Incentive Allocation decreased by $802,830 or -97.9% when compared to the corresponding period of 2010 due to the portfolio’s lack of profitability in 2011.

The following table illustrates the sector distribution of the Blended Strategies Portfolio’s investments in Master Funds as of December 31, 2011 based on the fair value of the underlying assets and liabilities in each master fund including both long and short positions.  Positive percentages represent net assets whereas negative percentages represent a net liability.

Agriculture	(17.9)%
Energy	(19.6)%
Foreign exchange	47.9%
Interest rates	49.1%
Metals	12.0%
Softs	23.6%
Stock index	4.9%
100.0%

2010 Summary

For the year ended December 31, 2010, the Blended Strategies Portfolio experienced net trading gains of $9,429,181 attributable to the following sectors;

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
100.0%

Systematic Strategies Portfolio

2011 Summary

For the year ended December 31, 2011, the Systematic Strategies Portfolio experienced net trading losses of $5,266,632 attributable to the following sectors:

Agriculture	$(443,495)
Energy	(926,208)
Foreign exchange	(2,394,524)
Interest rates	821,828
Metals	483,233
Softs	(217,740)
Stock index	(2,589,726)
$(5,266,632)

The largest losses stemmed from stock indices on the back of sharp reversals to the downside in March (following the Japanese Tsunami) and again in August (following the downgrade of the U.S. credit rating) as well as severe intra-month volatility throughout the year.  Foreign exchange also produced losses as continuous sentiment shifts over Europe's debt crisis and U.S. growth forecasts as well as political squabbling led to oscillation between “risk on” and “risk off” market moves.  Notable gains resulted from interest rate positions in the spring and summer as ongoing concerns in Europe and pledges from Fed Chairman Bernanke to keep rates low for an extended period led to a significant rally in bonds.  Trading in metals also generated profits primarily on the back of all-time record prices of gold and silver. In energy markets, gains from natural gas positions late in the year were more than offset by crude and crude products, which were negatively affected by an abrupt sell-off in May and a reversal to the upside in October.  Agricultural markets weighed on performance with December posting the largest loss amidst a weather related rally.

For the year ended December 31, 2011, Brokerage Fees increased by $412,274 or 101.7%, Advisory Fees increased by $236,377 or 78.0% and Sponsor Fees increased by $118,188 or 78.0% in the Systematic Strategies Portfolio over the corresponding period of the preceding year.  These increases are all attributable to higher net assets of the portfolio early in the year resulting from subscriptions, partially offset by redemptions later in the year and a net loss for the period.  During the same period interest income decreased by $46,545 or -31.3% predominantly due to the increase in net assets discussed above Interest was earned on free cash at an average annualized yield of 0.43% for the year ended December 31, 2011 compared to 0.59% for the year ended December 31, 2010.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio.  For the year ended December 31, 2011, the Incentive Allocation decreased by $169,398 or -100.0% when compared to the corresponding period of 2010 due to the portfolio’s lack of profitability in 2011.

The following table illustrates the sector distribution of the Systematic Strategies Portfolio’s investments in Master Funds as of December 31, 2011 based on the fair value of the underlying assets and liabilities in each master fund including both long and short positions.  Positive percentages represent net assets whereas negative percentages represent a net liability.

Agriculture	(102.9%)
Energy	17.9%
Foreign exchange	69.5%
Interest rates	78.3%
Metals	18.2%
Softs	9.7%
Stock index	9.3%
100.0%

2010 Summary

For 2010, the Systematic Strategies Portfolio experienced net trading gains of $1,979,470 attributable to the following sectors;

Agriculture	$161,336
Energy	(522,590)
Foreign exchange	698,539
Interest rates	1,214,509
Metals	665,166
Softs	13,574
Stock index	(251,064)
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
100.0%

Variables Affecting Performance

The performance of each portfolio of the Fund is affected by net profitability resulting from the trading operations of the master funds, the fees charged by the Fund, and interest income earned on cash and cash equivalents.   The master funds acquire and liquidate long and short positions in futures contracts, forward contracts, spot currency contracts and associated derivative instruments such as options and swaps.  These instruments are carried at fair value, which is heavily influenced by a wide variety of factors including, but not limited to the level and volatility of exchange rates, interest rates, equity prices, and commodity prices as well as global macro political events.  These factors generate market movements affecting the fair value of these instruments and in turn the net gains and losses allocated from the master funds.

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

A portion of the assets of each portfolio is generally held as cash or cash equivalents, which are used to margin the Fund’s investments.  It is expected that the average margin the Fund will be required to post to support the Fund’s trading may range between 10% and 30% of the total assets of each portfolio, which will be segregated or secured by the futures brokers in accordance with the CEA and with CFTC regulations or be maintained on deposit with over-the-counter counterparties.  In exceptional market conditions, this amount could increase.  The master funds are subject to margin calls on a constant daily and intra-day basis, whether in connection with initiating new investment positions or as a result of changes in the value of current investment positions.  These margin requirements are met through the posting of additional margin with the applicable futures broker or FX clearing broker, on an almost daily basis.  The Manager generally expresses its margin requirements for the portfolios in terms of the aggregate of the margin requirements for the underlying strategies plus the net option premium costs for the underlying strategies.  For the periods ended December 31, 2011 and December 31, 2010, the margin requirements for the Blended Strategies Portfolio was 21.61% and 7.57%, respectively, and for the Systematic Strategies Portfolio was 18.83% and 7.73%, respectively.

Other than any potential market-imposed limitations on liquidity, the Fund’s assets are highly liquid and are expected to remain so.  Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Fund’s futures trading.  Through December 31, 2011, the Fund experienced no meaningful periods of illiquidity in any of the markets traded by the Manager on behalf of the Fund.

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

Fair Value Measurement - The Fund follows U.S. GAAP for fair value measurements, which defines fair value, establishes a framework for measuring fair value and requires certain disclosures about fair value measurements.  U.S. GAAP uses a three-level hierarchy for fair value measurement based on the activeness of the market and the transparency and independence of inputs used in the valuation of an asset or liability as of the measurement date.  The Fund reports the fair value of its investment-related assets and liabilities in accordance with the hierarchy established under U.S. GAAP.

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

(v)	Off-Balance Sheet Arrangements

The Fund does not engage in off-balance sheet arrangements with other entities.

Item 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Fund is a smaller Reporting Company, as defined by Rule 229.10(f)(1) and therefore this item is not applicable.

Item 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements

Graham Alternative Investment Fund II LLC
Years Ended December 31, 2011 and 2010
with Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Advisor of
Graham Alternative Investment Fund II LLC

We have audited the accompanying consolidated statements of financial condition of Graham Alternative Investment Fund II LLC, (the “Fund”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in members’ capital and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Graham Alternative Investment Fund II LLC at December 31, 2011 and 2010, and the consolidated results of its operations, changes in its members’ capital and its cash flows for each of the two years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

March 30, 2012

Graham Alternative Investment Fund II LLC

Consolidated Statements of Financial Condition

	December 31,
	2011	2010
Assets
Investment in Graham Alternative Investment Trading LLC, at fair value	$146,634,313	$147,900,169
Investment in Graham Alternative Investment Trading II LLC, at fair value	23,346,984	21,286,941
Redemptions receivable from Graham Alternative Investment Trading LLC	4,335,458	1,136,034
Redemptions receivable from Graham Alternative Investment Trading II LLC	575,408	729,231
Total assets	$174,892,163	$171,052,375

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$4,910,866	$1,865,265
Total liabilities	4,910,866	1,865,265

Members’ capital:
Blended Strategies Portfolio
Class 0 Units (966,888.461 and 875,825.668 units issued and outstanding at $123.17 and $138.96, respectively)	119,087,637	121,701,356
Class 2 Units (278,890.248 and 230,452.833 units issued and outstanding at $98.77 and $113.68, respectively)	27,546,676	26,198,813
Total Blended Strategies Portfolio	146,634,313	147,900,169

Systematic Strategies Portfolio
Class 0 Units (112,079.324 and 122,899.506 units issued and outstanding at $81.35 and $102.92, respectively)	9,117,153	12,648,247
Class 2 Units (184,238.954 and 86,626.635 units issued and outstanding at $77.24 and $99.72, respectively)	14,229,831	8,638,694
Total Systematic Strategies Portfolio	23,346,984	21,286,941
Total members’ capital	169,981,297	169,187,110
Total liabilities and members’ capital	$174,892,163	$171,052,375

See accompanying notes.

Graham Alternative Investment Fund II LLC

Consolidated Statements of Operations

	Years Ended December 31,
	2011	2010
Net (loss) gain allocated from investments in other funds:
Net realized (loss) gain on investments	$(12,932,287)	$7,330,888
Net (decrease) increase in unrealized appreciation on investments	(5,083,941)	4,077,763
Net (loss) gain allocated from investments in other funds	(18,016,228)	11,408,651

Net investment loss allocated from investments in other funds:
Investment income:
Interest income	708,371	1,395,819

Expenses:
Brokerage fees	4,705,428	3,284,144
Advisory fees	3,835,296	2,774,409
Sponsor fees	1,917,648	1,387,205
Incentive allocation	14,461	986,689
Interest and other	92,386	32,375
Total expenses	10,565,219	8,464,822
Net investment loss allocated from investments in other funds	(9,856,848)	(7,069,003)

Net (loss) income	$(27,873,076)	$4,339,648

See accompanying notes.

Graham Alternative Investment Fund II LLC

Consolidated Statements of Changes in Members’ Capital

For the years ended December 31, 2011 and 2010

	Blended Strategies Portfolio
	Class 0 Units		Class 2 Units		Total
	Units	Capital	Units	Capital	Blended Strategies Portfolio

Members’ capital, December 31, 2009	636,284.928	$86,253,313	161,590.940	$18,215,970	$104,469,283
Subscriptions	276,005.252	37,406,366	86,443.798	9,722,618	47,128,984
Redemptions	(36,464.512)	(4,978,719)	(17,581.905)	(1,960,308)	(6,939,027)
Net income	–	3,020,396	–	220,533	3,240,929
Members’ capital, December 31, 2010	875,825.668	121,701,356	230,452.833	26,198,813	147,900,169
Subscriptions	262,762.860	35,989,398	85,057.688	9,474,828	45,464,226
Redemptions	(171,700.067)	(21,754,496)	(36,620.273)	(3,904,610)	(25,659,106)
Net loss	–	(16,848,621)	–	(4,222,355)	(21,070,976)
Members’ capital, December 31, 2011	966,888.461	$119,087,637	278,890.248	$27,546,676	$146,634,313

See accompanying notes.

Graham Alternative Investment Fund II LLC

Consolidated Statements of Changes in Members’ Capital (continued)

For the years ended December 31, 2011 and 2010

	Systematic Strategies Portfolio
	Class 0 Units		Class 2 Units		Total
	Units	Capital	Units	Capital	Systematic Strategies Portfolio	Total Members’ Capital

Members’ capital, December 31, 2009	41,862.245	$4,210,889	30,647.378	$3,035,716	$7,246,605	$111,715,888
Subscriptions	89,634.665	8,487,082	58,453.515	5,563,600	14,050,682	61,179,666
Redemptions	(8,597.404)	(873,950)	(2,474.258)	(235,115)	(1,109,065)	(8,048,092)
Net income	–	824,226	–	274,493	1,098,719	4,339,648
Members’ capital, December 31, 2010	122,899.506	12,648,247	86,626.635	8,638,694	21,286,941	169,187,110
Subscriptions	53,326.349	5,210,859	118,900.914	11,291,075	16,501,934	61,966,160
Redemptions	(64,146.531)	(5,765,960)	(21,288.595)	(1,873,831)	(7,639,791)	(33,298,897)
Net loss	–	(2,975,993)	–	(3,826,107)	(6,802,100)	(27,873,076)
Members’ capital, December 31, 2011	112,079.324	$9,117,153	184,238.954	$14,229,831	$23,346,984	$169,981,297

See accompanying notes.

Graham Alternative Investment Fund II LLC

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2011	2010
Cash flows used in operating activities
Net (loss) income	$(27,873,076)	$4,339,648
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Net loss (income) allocated from investment in Graham Alternative Investment Trading LLC	21,070,976	(3,240,929)
Net loss (income) allocated from investment in Graham Alternative Investment Trading II LLC	6,802,100	(1,098,719)
Proceeds from sale of investments in Graham Alternative Investment Trading LLC	22,459,682	6,939,027
Proceeds from sale of investments in Graham Alternative Investment Trading II LLC	7,793,614	1,109,065
Investments in Graham Alternative Investment Trading LLC	(45,464,226)	(48,085,283)
Investments in Graham Alternative Investment Trading II LLC	(16,501,934)	(14,779,913)
Net cash used in operating activities	(31,712,864)	(54,817,104)

Cash flows provided by financing activities
Subscriptions	61,966,160	61,179,666
Redemptions	(30,253,296)	(6,362,562)
Net cash provided by financing activities	31,712,864	54,817,104

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of year	–	–
Cash and cash equivalents, end of year	$–	$–

See accompanying notes.

Graham Alternative Investment Fund II LLC

Notes to Consolidated Financial Statements

December 31, 2011

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

In addition to trading in the Interbank market for foreign exchange, the Manager currently executes orders on all the major U.S. futures exchanges and may also trade on, but is not limited to, the Bolsa de Mercadorias and Futuros (“BMF”), Borsa Italiana Idem (“IML”), the Eurex Exchange (“Eurex”), , the Hong Kong Exchanges and Clearing Ltd. (“HKEX”), the Intercontinental Exchange (“ICE”), the London Metal Exchange (“LME”), the Montreal Exchange (“ME”), the Mercado de Futuros Financieros (“MEFF”), the NYMEX Euronext (“Euronext”), the Osaka Securities Exchange (“OSE”), the Singapore Exchange (“SGX”), the South African Exchange (“SAFEX”), the Sydney Futures Exchange Ltd. (“SFE”), the Tokyo Commodity Exchange (“TOCOM”), the Tokyo Financial Exchange (“TFX”), and the Tokyo Stock Exchange (“TSE”).

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

Investment in Graham Alternative Investment Trading LLC and Graham Alternative Investment Trading II LLC

The Fund records its investments in the GAIT Funds at fair value based upon the Fund’s proportionate share of the GAIT Funds’ reported net asset value in accordance with U.S. GAAP. In determining its net asset value, the GAIT Funds record their investments in Master Funds at fair value based upon the GAIT Funds’ proportionate share of the Master Funds’ reported net asset value. The Fund records its proportionate share of the GAIT Funds’ investment income and loss, expenses, fees, and realized and unrealized gains and losses on a monthly basis and includes them in the consolidated statements of operations. Purchases and sales of units in GAI and the GAIT Funds are recorded on a trade date basis. The accounting policies of the GAIT Funds are described in their attached respective financial statements.

Each of the GAIT Funds charges its investors, including the Fund, an advisory fee, brokerage fee, sponsor fee and incentive allocation, all of which are described in detail in Note 4. The Fund does not charge any additional fees; however each investor in the Fund indirectly bears their portion of the advisory fee, brokerage fee, sponsor fee and incentive allocation charged by the GAIT Funds.

At December 31, 2011 and 2010, the Fund owned 35.15% and 33.11%, respectively of GAIT, and 33.67% and 30.50%, respectively of GAIT II.

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

Fair Value (continued)

The Fund follows U.S. GAAP for fair value measurements, which defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements.  U.S. GAAP uses a three-level hierarchy for fair value measurement based on the activeness of the market and the transparency and independence of inputs used in the valuation of an asset or liability as of the measurement date.

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

The Fund reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP.  In accordance with this hierarchy, the Fund’s investments in the GAIT Funds have been classified as a Level 2 valuation.  There were no Level 3 assets or liabilities held at any point during the years ended December 31, 2011 or 2010 by the Fund, the GAIT Funds, or the Master Funds, and there were no transfers between Level 1 and Level 2 during those years.  Transfers between levels, if any, are recognized on the actual date of the event or change in circumstances that cause the transfer.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”) (“ASU No. 2011-04”). ASU No. 2011-04 includes common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU No. 2011-04 will require reporting entities to disclose the following information for fair value measurements categorized within Level 3 of the fair value hierarchy: quantitative information about the unobservable inputs used in the fair value measurement, the valuation process used by the reporting entity and a narrative description of the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs.  The disclosure is effective for annual reporting periods beginning on or after December 15, 2011 and is to be applied prospectively.

Indemnifications

In the normal course of business, the Fund, the GAIT Funds, GCA, and the Master Funds enter into contracts that contain a variety of indemnifications. Such contracts include those by GCA and the Master Funds with their brokers and trading counterparties. The Fund’s maximum exposure under these arrangements is unknown; however, the Fund has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote.

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

Redemption Fees

Class 2 Units are subject to a redemption fee equal to 2% of their Net Asset Value if redeemed within six months from their subscription date and a redemption fee equal to 1% of their Net Asset Value if redeemed more than six and less than twelve months from their subscription date. Class 0 Units are not subject to a redemption fee. Redemption fees are payable to the Manager upon redemption of Units from the proceeds of such redemption. Redemption fees of $9,849 and $7,006 were paid to the Manager for the years ended December 31, 2011 and 2010, respectively, and are included as redemptions in the consolidated statements of changes in members’ capital.

Graham Alternative Investment Fund II LLC

Notes to Consolidated Financial Statements (continued)

4.	Fees and Related Party Transactions

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

Incentive Allocation

At the end of each calendar quarter, the Manager of the GAIT Funds will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class of the GAIT Funds, as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of the GAIT Funds shall be proportionately reduced effective as of the date of any redemption of any Units of such class by multiplying the loss carryforward by the ratio that the amount of assets redeemed from such class bears to the net assets of such class immediately prior to such redemption.  The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made to the Manager.

Brokerage Fees

Each Class of the GAIT Funds other than Class M pays the Manager a brokerage fee (the “Brokerage Fee”) at the annual rate specified in the table below. This Brokerage Fee is payable monthly in arrears and calculated as of the last business day of each month in the same manner as the Advisory Fee.

Class	Annual Rate
Class 0	2%
Class 2	4%

In consideration of the Brokerage Fee, the Manager bears all of the GAIT Funds’ trading commissions (including exchange, clearing and regulatory fees relating to its trades), routine legal expenses, internal and external accounting, audit and tax preparation expenses, fees and expenses of an external or internal administrator, and expenses and costs of printing and mailing reports and notices, together with the costs incurred in connection with the organization of the GAIT Funds and the Fund and the continuous offering of Units. To the extent the GAIT Funds are allocated any of these expenses from the Master Funds in which it invests, the Manager will reimburse the GAIT Funds for those amounts.  These reimbursements are included in commission reimbursements in the GAIT Funds’ statements of operations and managing member allocation.  As a result, there is no impact to the Fund’s statement of operations.

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

6.	Financial Highlights

The following is the per Unit operating performance calculation for the years ended December 31, 2011 and 2010:

	Blended Strategies Portfolio		Systematic Strategies Portfolio
	Class 0	Class 2	Class 0	Class 2
Per share operating performance
Net asset value per unit, December 31, 2009	$135.56	$112.73	$100.59	$99.05
Net income:
Net investment loss	(6.92)	(6.34)	(2.62)	(1.49)
Net gain on investments	10.32	7.29	4.95	2.16
Net income	3.40	0.95	2.33	0.67
Net asset value per unit, December 31, 2010	$138.96	$113.68	$102.92	$99.72

Net asset value per unit, December 31, 2010	$138.96	$113.68	$102.92	$99.72
Net loss:
Net investment loss	(5.53)	(6.66)	(4.40)	(6.03)
Net loss on investments	(10.26)	(8.25)	(17.17)	(16.45)
Net loss	(15.79)	(14.91)	(21.57)	(22.48)
Net asset value per unit, December 31, 2011	$123.17	$98.77	$81.35	$77.24

Graham Alternative Investment Fund II LLC

Notes to Consolidated Financial Statements (continued)

6.	Financial Highlights (continued)

The following represents ratios to average members’ capital and total return for the years ended December 31, 2011 and 2010 for the Blended Strategies Portfolio:

	Blended Strategies Portfolio
	Class 0		Class 2
	2011	2010	2011	2010

Total return before Incentive Allocation	(11.35)%	3.27%	(13.11)%	1.17%
Incentive Allocation	(0.01)	(0.76)	(0.01)	(0.32)
Total return after Incentive Allocation	(11.36)%	2.51%	(13.12)%	0.85%

Net investment loss before Incentive Allocation	(3.97)%	(4.45)%	(5.85)%	(6.50)%
Incentive Allocation	(0.01)	(0.76)	(0.01)	(0.32)
Net investment loss after Incentive Allocation	(3.98)%	(5.21)%	(5.86)%	(6.82)%

Total expenses before Incentive Allocation	5.15%	5.14%	7.16%	7.19%
Incentive Allocation	0.01	0.76	0.01	0.32
Total expenses after Incentive Allocation	5.16%*	5.90%*	7.17%*	7.51%*

*	The percentages noted above represent total expenses before commission reimbursements, which represent 1.04% and 0.71% of average members' capital for the years then ended.

The following represents ratios to average members’ capital and total return for the years ended December 31, 2011 and 2010 for the Systematic Strategies Portfolio:

	Systematic Strategies Portfolio
	Class 0		Class 2
	2011	2010	2011	2010

Total return before Incentive Allocation	(20.95)%	3.53%	(22.53)%	1.43%
Incentive Allocation	(0.01)	(1.21)	(0.01)	(0.75)
Total return after Incentive Allocation	(20.96)%	2.32%	(22.54)%	0.68%

Net investment loss before Incentive Allocation	(4.27)%	(4.74)%	(6.03)%	(6.82)%
Incentive Allocation	(0.01)	(1.21)	(0.01)	(0.75)
Net investment loss after Incentive Allocation	(4.28)%	(5.95)%	(6.04)%	(7.57)%

Total expenses before Incentive Allocation	5.20%	5.20%	7.25%	7.28%
Incentive Allocation	0.01	1.21	0.01	0.75
Total expenses after Incentive Allocation	5.21%*	6.41%*	7.26%*	8.03%*

*	The percentages noted about represent total expenses before commission reimbursements, which represent 0.62% and 0.48% of average members' capital for the years then ended.

Graham Alternative Investment Fund II LLC

Notes to Consolidated Financial Statements (continued)

6.Financial Highlights (continued)

Total return is calculated for Class 0 units and Class 2 Units taken as a whole. Total return is calculated as the change in total members’ capital adjusted for subscriptions or redemptions during the year. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Brokerage Fees, Sponsor Fees and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for Class 0 Units and Class 2 Units taken as a whole and include amounts allocated from the GAIT Funds. The computation of such ratios is based on the amount of net investment loss, expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of members’ capital for Class 0 Units and Class 2 Units of the Fund for the years ended December 31, 2011 and 2010.

7. Subsequent Events

The Fund had subscriptions of approximately $3.8 million and redemptions of approximately $7.2 million through March 30, 2012, the date through which subsequent events were evaluated by management.  These amounts have not been included in the consolidated financial statements.

On February 13, 2012 the Manager submitted the Uniform Application for Investment Advisor Registration (Form-ADV) with the Securities and Exchange Commission, seeking registration no earlier than March 30, 2012.

Financial Statements
Graham Alternative Investment Trading LLC
Years Ended December 31, 2011 and 2010
with Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Managing Member of Graham Alternative Investment Trading LLC

We have audited the accompanying statements of financial condition of Graham Alternative Investment Trading LLC, (the “Fund”), including the condensed schedule of investments, as of December 31, 2011 and 2010, and the related statements of operations and managing member allocation, changes in members’ capital and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Graham Alternative Investment Trading LLC at December 31, 2011 and 2010, and the results of its operations, changes in its members’ capital and its cash flows for each of the two years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

March 30, 2012

Graham Alternative Investment Trading LLC

Statements of Financial Condition

	December 31,
	2011	2010
Assets
Investments in Master Funds, at fair value	$87,903,988	$43,910,786
Investment in Graham Cash Assets LLC, at fair value	344,807,748	409,389,656
Accrued commission reimbursements	331,720	278,469
Receivable from Master Funds	18,287	–
Total assets	$433,061,743	$453,578,911

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$13,947,652	$4,817,403
Accrued brokerage fees	852,551	894,187
Accrued advisory fees	734,211	768,947
Accrued sponsor fees	367,106	384,474
Payable to Master Funds	2,155	61
Total liabilities	15,903,675	6,865,072

Members’ capital:
Class 0 Units (2,827,795.124 and 2,685,172.128 units issued and outstanding at $123.17 and $138.96 per unit, respectively)	348,287,779	373,121,130
Class 2 Units (688,937.679 and 639,582.657 units issued and outstanding at $98.77 and $113.68 per unit, respectively)	68,048,075	72,710,381
Class M Units (4,671.470 and 4,671.470 units issued and outstanding at $176.01 and $188.88 per unit, respectively)	822,214	882,328
Total members’ capital	417,158,068	446,713,839
Total liabilities and members’ capital	$433,061,743	$453,578,911

See accompanying notes.

Graham Alternative Investment Trading LLC

Condensed Schedules of Investments

	December 31, 2011		December 31, 2010
Description	Fair Value	Percentage of Members’ Capital	Fair Value	Percentage of Members’ Capital

Investments in Master Funds, at fair value
Graham Commodity Strategies LLC	$19,823,897	4.75%	$7,603,525	1.70%
Graham Discretionary Energy Trading III LLC	-	0.00%	1,690,592	0.38%
Graham Energy Focus LLC	4,391,910	1.05%	-	0.00%
Graham Fed Policy Ltd.	5,956,632	1.43%	6,709,637	1.50%
Graham Global Monetary Policy LLC	10,693,175	2.56%	3,566,013	0.80%
Graham K4D Trading Ltd.	45,101,309	10.82%	24,030,670	5.38%
Graham Macro Directional LLC	1,937,065	0.46%	268,357	0.06%
Graham Short Term Global Macro LLC	-	0.00%	41,992	0.01%
Total investments in Master Funds	$87,903,988	21.07%	$43,910,786	9.83%

See accompanying notes.

Graham Alternative Investment Trading LLC

Statements of Operations and Managing Member Allocation

	Years Ended December 31,
	2011	2010
Net (loss) gain allocated from investments in Master Funds:
Net realized (loss) gain on investments	$(21,085,183)	$17,840,753
Net (decrease) increase in unrealized appreciation on investments	(14,661,083)	12,183,572
Brokerage commissions and fees	(5,006,506)	(2,566,961)
Net (loss) gain allocated from investments in Master Funds	(40,752,772)	27,457,364

Net investment loss allocated from investments in Master Funds	(174,879)	(77,203)

Investment income:
Interest income	1,782,810	1,901,499

Expenses:
Brokerage fees	11,340,066	8,578,779
Advisory fees	9,812,103	7,370,466
Sponsor fees	4,906,051	3,685,233
Interest and other	31,615	50,259
Commission reimbursements	(5,006,506)	(2,566,961)
Total expenses	21,083,329	17,117,776
Net investment loss of the Fund	(19,300,519)	(15,216,277)

Net (loss) income	(60,228,170)	12,163,884

Incentive allocation	(51,877)	(2,474,082)

Net (loss) income available for pro-rata allocation to all members	$(60,280,047)	$9,689,802

See accompanying notes.

Graham Alternative Investment Trading LLC

Statements of Changes in Members’ Capital

Years ended December 31, 2011and 2010

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2009	1,851,259.271	$250,952,480	462,314.824	$52,116,241	4,671.470	$813,191	$303,881,912
Subscriptions	1,020,127.356	138,433,221	234,253.744	26,258,778	–	–	164,691,999
Redemptions	(186,214.499)	(25,203,919)	(56,985.911)	(6,345,955)	–	(2,474,082)	(34,023,956)
Incentive allocation	–	(2,284,033)	–	(190,049)	–	2,474,082	–
Net income	–	11,223,381	–	871,366	–	69,137	12,163,884
Members’ capital, December 31, 2010	2,685,172.128	373,121,130	639,582.657	72,710,381	4,671.470	882,328	446,713,839
Subscriptions	830,914.077	114,151,381	170,351.428	18,958,693	–	–	133,110,074
Redemptions	(688,291.081)	(89,468,532)	(120,996.406)	(12,917,266)	–	(51,877)	(102,437,675)
Incentive allocation	–	(44,314)	–	(7,563)	–	51,877	–
Net loss	–	(49,471,886)	–	(10,696,170)	–	(60,114)	(60,228,170)
Members’ capital, December 31, 2011	2,827,795.124	$348,287,779	688,937.679	$68,048,075	4,671.470	$822,214	$417,158,068

See accompanying notes.

Graham Alternative Investment Trading LLC

Statements of Cash Flows

	Years Ended December 31,
	2011	2010
Cash flows used in operating activities
Net (loss) income	$(60,228,170)	$12,163,884
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Net loss (income) allocated from investment in Master Funds	40,927,651	(27,380,161)
Net income allocated from investment in Graham Cash Assets LLC	(1,782,810)	(1,901,499)
Proceeds from sale of investments in Master Funds	767,121,556	370,473,044
Proceeds from sale of investments in Graham Cash Assets LLC	671,571,056	266,204,819
Investments in Master Funds	(852,058,602)	(370,789,920)
Investments in Graham Cash Assets LLC	(605,206,338)	(383,861,653)
Changes in assets and liabilities:
Accrued commission reimbursements	(53,251)	(141,390)
Accrued brokerage fees	(41,636)	286,103
Accrued advisory fees	(34,736)	250,254
Accrued sponsor fees	(17,368)	125,128
Net cash used in operating activities	(39,802,648)	(134,571,391)

Cash flows provided by financing activities
Subscriptions	133,110,074	164,691,999
Redemptions	(93,307,426)	(30,120,657)
Net cash provided by financing activities	39,802,648	134,571,342

Net decrease in cash and cash equivalents	-	(49)

Cash and cash equivalents, beginning of year	-	49
Cash and cash equivalents, end of year	$-	$-

See accompanying notes.

Graham Alternative Investment Trading LLC

Notes to Financial Statements

December 31, 2011

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

In addition to trading in the Interbank market for foreign exchange, the Manager currently executes orders on all the major U.S. futures exchanges and may also trade on, but is not limited to, the Bolsa de Mercadorias and Futuros (“BMF”), Borsa Italiana Idem (“IML”), the Eurex Exchange (“Eurex”), , the Hong Kong Exchanges and Clearing Ltd. (“HKEX”), the Intercontinental Exchange (“ICE”), the London Metal Exchange (“LME”), the Montreal Exchange (“ME”), the Mercado de Futuros Financieros (“MEFF”), the NYMEX Euronext (“Euronext”), the Osaka Securities Exchange (“OSE”), the Singapore Exchange (“SGX”), the South African Exchange (“SAFEX”), the Sydney Futures Exchange Ltd. (“SFE”), the Tokyo Commodity Exchange (“TOCOM”), the Tokyo Financial Exchange (“TFX”), and the Tokyo Stock Exchange (“TSE”).

Graham Alternative Investment Fund I LLC, Graham Alternative Investment Fund II LLC, and Graham Alternative Investment III Ltd. are the primary investors of GAIT.

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

GAIT follows U.S. GAAP for fair value measurements, which defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements.  U.S. GAAP uses a three-level hierarchy for fair value measurement based on the activeness of the market and the transparency and independence of inputs used in the valuation of an asset or liability as of the measurement date.

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

GAIT reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP.  In accordance with this hierarchy, GAIT’s investments in Master Funds and Graham Cash Assets LLC (“GCA”) have been classified as Level 2.  These investments are discussed in Notes 3 and 4.  The Master Funds record all of their derivative financial instruments at fair value, which is derived in accordance with U.S. GAAP.  There were no Level 3 assets or liabilities held at any point during the years ended December 31, 2011 and 2010 by GAIT, the Master Funds, or GCA, and there were no transfers between levels during those periods. Transfers between levels, if any, are recognized on the actual date of the event or change in circumstances that cause the transfer.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

2.	Summary of Significant Accounting Policies (continued)

Derivative Instruments

In the normal course of business, the Master Funds utilize derivative financial instruments in connection with their trading activities. Derivative instruments derive their value from underlying assets, indices, reference rates or a combination of these factors.  Investments in derivative financial instruments are subject to additional risks that can result in a loss of all or part of an investment.  The Master Funds’ derivative financial instruments are classified by the following primary underlying risks: interest rate, foreign currency exchange rate, commodity price, and equity price risks. These risks can be in excess of the amounts recognized in the statements of financial condition. In addition, the Master Funds are also subject to additional counterparty risk should their counterparties fail to meet the terms of their contracts.  Management of counterparty risk involves a number of considerations, such as the financial profile of the counterparty, specific terms and duration of the contractual agreement, and the value of collateral held, if any. The Master Funds have established initial credit approval, credit limits, and collateral requirements and may reduce their exposure to any counterparties they deem necessary.  Trading in non-U.S. dollar denominated derivative instruments may subject the value of, and gains and losses associated with, such contracts to additional risks related to adverse changes in the applicable exchange rates.

Unrealized gains and losses from derivative financial  instruments are recorded based on changes in their fair value.  Realized gains and losses are recorded when the positions are closed.  All unrealized and realized gains and losses related to derivative financial instruments are included in net gain (loss) on investments in the Master Funds’ statements of operations.

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

Forward Contracts

The Master Funds enter into foreign currency forward contracts in an attempt to take advantage of changes in exchange rates.  Forward currency transactions are contracts or agreements for delivery of specific currencies or the cash equivalent value at a specified future date and an agreed upon price.  Forward contracts are not guaranteed by an exchange or clearing house and therefore the risks include the inability of counterparties to meet their obligations under the terms of the contracts as well as the risks associated with movements in fair value.

Exchange traded forward contracts are valued based upon the settlement prices as of the valuation date, established by the primary exchange upon which they are traded.  All other forward contracts are valued based upon a forward curve constructed using independently quoted forward points.

Swap Contracts

The Master Funds may enter into various swap contracts in an attempt to take advantage of changes in interest rates and asset values.  Swap contracts are not guaranteed by an exchange or an affiliated clearing house or regulated by any U.S. or foreign government authorities.  Failure of a counterparty to meet its obligation under the terms of the swap contract could result in the loss of any unrealized gains on open positions.  It may not be possible to dispose of or close out a swap position without the consent of the counterparty, and the Master Fund may not be able to enter into an offsetting contract in order to cover its risk. Swaps are subject to the International Swap and Derivative Association (“ISDA”) Master Agreements which generally require among other things, that a Master Fund maintain a predetermined level of net assets, and provide limits with respect to any decline in the Master Fund’s net asset value over 1-month, 3-month and 12-month periods. If a Master Fund were to violate such provisions, the counterparty to the swaps could demand liquidation of outstanding swap positions.

A total return swap contract is an agreement that obligates two parties to exchange cash flows calculated by reference to changes in specified prices or rates for a specified notional amount of the underlying assets.  The payment flows are usually netted against each other, with the difference being paid by one party to another.

Exchange traded swaps are valued based upon the closing prices established by the primary exchange upon which they are traded.  Total return swaps are valued based upon the exchange published settle price of the underlying reference instrument.  Changes in fair value of each swap are recognized as unrealized gains or losses.  The Master Funds record realized gains or losses when a swap contract is terminated.  Interest is calculated and accrued throughout the life of each swap.  Payments received at the end of each reset period are recorded against such accruals.

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

Options (continued)

The Master Funds are exposed to counterparty risk to the extent that a seller of an over-the-counter option does not meet its obligations under the terms of the option contract.  The maximum risk of loss to the Master Funds is the unrealized gains of the contracts and the premiums paid to purchase its open option contracts. Relative to over-the-counter options, exchange traded options provide reduced counterparty risk to the Master Funds since the exchanges’ clearinghouse guarantees the option against default.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”) (“ASU No. 2011-04”). ASU No. 2011-04 includes common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU No. 2011-04 will require reporting entities to disclose the following information for fair value measurements categorized within Level 3 of the fair value hierarchy: quantitative information about the unobservable inputs used in the fair value measurement, the valuation process used by the reporting entity and a narrative description of the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs.  The disclosure is effective for annual reporting periods beginning on or after December 15, 2011 and is to be applied prospectively.

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU No. 2011-11”).  The amendments in ASU No. 2011-11 affect all entities that have financial instruments that are either offset or are subject to an enforceable master netting arrangement or similar agreement in accordance with authoritative guidance under U.S. GAAP. Entities will be required to disclose both gross information and net information about instruments and transactions eligible for offset in the statement of financial position or subject to an agreement similar to a master netting arrangement to enable users of its financial statements to understand the effect of those arrangements on its financial position. The disclosure is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  The Manager is assessing the impact these new pronouncements will have on these financial statements.

The Manager is assessing the impact these new pronouncements will have on these financial statements.

Indemnifications

In the normal course of business, the Master Funds, GCA, and GAIT enter into contracts that contain a variety of indemnifications. Such contracts include those by GCA and the Master Funds with their brokers and trading counterparties. GAIT’s maximum exposure under these arrangements is unknown; however, GAIT has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

2.	Summary of Significant Accounting Policies (continued)

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

3.	Investments in Master Funds

As of December 31, 2011 and 2010, GAIT invested in various Master Funds, all of which were managed by the Manager. GAIT’s investments in these Master Funds, as well as the investment objectives of each Master Fund, are summarized below. Master Funds in which GAIT invested 5% or more of its members’ capital are individually identified, while smaller investments are aggregated under the caption “Other Master Funds.”  The number of Master Funds included for the year in each aggregated category is disclosed parenthetically next to each name.  All of the Master Funds and GAIT are related parties.   The Master Funds do not charge management or incentive fees and all offer monthly subscriptions and redemptions.

December 31, 2011
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (Loss)

Graham K4D Trading Ltd. – (a)	10.82%	$45,101,309	$(55,856,964)
Other Master Funds (8) – (b) (c) (d) (e)	10.25%	42,802,679	14,929,313
	21.07%	$87,903,988	$(40,927,651)

December 31, 2010
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income

Graham K4D Trading Ltd. – (a)	5.38%	$24,030,670	$17,360,793
Other Master Funds (7) – (b) (c) (d) (e)	4.45%	19,880,116	10,019,368
	9.83%	$43,910,786	$27,380,161

(a) – Systematic Macro	(b) – Fixed Income	(c) – Global Macro	(d) – Energy Related	(e) – Commodities

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3.	Investments in Master Funds (continued)

The following table summarizes the financial position of each Master Fund as of December 31, 2011:

	Graham Commodity Strategies LLC (Delaware)	Graham Energy Focus LLC (Delaware)	Graham Fed Policy Ltd. (BVI)	Graham Global Monetary Policy LLC (Delaware)	Graham K4D Trading Ltd. (BVI)	Graham Macro Directional LLC (Delaware)
Assets:
Due from brokers	$142,601,701	$29,432,093	$37,426,188	$73,168,865	$307,111,336	$12,363,794
Options, at fair value	-	6,085,420	-	-	-	-
Derivative financial instruments, at fair value	-	-	4,895,517	2,556,238	41,337,536	-
CME Membership, at fair value	2,000	-	-	-	355,000	-
Subscriptions receivable	5,925	1,048	882	40,815	34,651	2,311
Total assets	142,609,626	35,518,561	42,322,587	75,765,918	348,838,523	12,366,105

Liabilities:
Options, at fair value	-	-	3,048,431	296,433	-	-
Derivative financial instruments, at fair value	10,834,559	13,573,247	-	-	15,255,976	1,521,488
Redemptions payable	5,925	1,048	1,024	40,370	34,651	2,311
Total liabilities	10,840,484	13,574,295	3,049,455	336,803	15,290,627	1,523,799
Net assets	$131,769,142	$21,944,266	$39,273,132	$75,429,115	$333,547,896	$10,842,306

Percentage of Master Fund held by GAIT	15.04%	20.01%	15.17%	14.18%	13.52%	17.87%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3.	Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2011.

Description	Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham Commodity Strategies LLC
Long contracts
Futures
Brent Crude February 2012-May 2012	5,558	$(1,566,650)	(1.19)%
Coffee May 2012-July 2012	1,865	(7,800,506)	(5.92)%
Corn July 2012	3,693	6,097,513	4.63%
Gasoline RBOB December 2012	750	(7,893,900)	(5.99)%
Other Gasoline RBOB February 2012	1,638	(93,072)	(0.07)%
Natural Gas February 2012-January 2013	6,254	(11,037,040)	(8.38)%
Wheat July 2012	2,504	(7,274,588)	(5.52)%
Wheat December 2012	888	(8,308,563)	(6.31)%
Other Wheat March 2012	710	(2,154,100)	(1.63)%
Other Wheat March 2012 - December 2012	1,674	3,218,225	2.44%
WTI Crude April 2012	8,991	36,997,150	28.08%
Other WTI Crude December 2012 - December 2013	3,523	6,861,280	5.21%
Other WTI Crude September 2013	1,000	(2,660,000)	(2.02)%
Other commodity		12,325,498	9.35%
Foreign currency		(39,300)	(0.03)%
U.S. index		(30,612)	(0.02)%
Total futures		16,641,335	12.63%

Swaps
Wheat future May 2012	269	903,018	0.69%
Other commodity futures		(2,762,970)	(2.10)%
Total swaps		(1,859,952)	(1.41)%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

 3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2011.

Description	Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham Commodity Strategies LLC (continued)
Short contracts
Futures
Brent Crude Penultimate Financial December 2012	(1,097)	$(9,057,530)	(6.87)%
Other Brent Crude April 2012 - December 2013	(2,581)	(4,752,620)	(3.61)%
Coffee March 2012	(1,799)	(1,080,731)	(0.82)%
Corn December 2012	(1,074)	1,099,575	0.83%
Gasoil June 2012 - December 2012	(3,748)	(10,964,450)	(8.32)%
Natural Gas April 2012	(7,358)	12,529,350	9.51%
Other Natural Gas October 2012	(275)	2,387,340	1.81%
Wheat July 2012	(2,919)	23,443,525	17.79%
Other Wheat May 2012	(765)	(792,350)	(0.60)%
WTI Crude October 2012	(1,500)	(18,800,000)	(14.27)%
Other WTI Crude February 2012-December 2014	(12,649)	(2,116,630)	(1.60)%
Other commodity		(9,868,200)	(7.49)%
U.S. index		(11,021)	(0.01)%
Total futures		(17,983,742)	(13.65)%

Swaps
Wheat future March 2012	(1,539)	(6,067,775)	(4.60)%
Other Wheat future July 2012	(427)	(1,435,788)	(1.09)%
Other commodity futures		(128,637)	(0.10)%
Total swaps		(7,632,200)	(5.79)%

Total		$(10,834,559)	(8.22)%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3.	Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2011.

Description	Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham Energy Focus LLC
Long contracts
Futures
Henry Hub Penultimate March 2012	4,031	$(11,345,235)	(51.70)%
Henry Hub Penultimate April 2013	2,550	(4,180,875)	(19.05)%
Other Henry Hub Penultimate February 2012 - December 2012	5,156	(7,521,975)	(34.28)%
Natural Gas December 2012	1,083	(1,437,960)	(6.55)%
Natural Gas January 2013	2,083	(5,207,770)	(23.73)%
Other Natural Gas March 2013 - October 2013	200	(1,204,420)	(5.49)%
Other commodity		(25,000)	(0.12)%
Total futures		(30,923,235)	(140.92)%

Options
Natural Gas EURO February 2012, $4.80 Put	100	1,810,600	8.25%
Natural Gas EURO March 2012, $4.80 Put	100	1,784,000	8.13%
Natural Gas EURO April 2012 - October 2012, $0.20 - $4.50 Put	850	5,012,500	22.84%
Total options		8,607,100	39.22%

Swaps
Natural Gas February 2012	3,915	(11,572,885)	(52.74)%
Natural Gas March 2012	1,767	(6,214,880)	(28.32)%
Natural Gas April 2012	1,250	(1,615,525)	(7.36)%
Natural Gas May 2012	930	(1,610,140)	(7.34)%
Natural Gas June 2012	900	(1,443,450)	(6.58)%
Natural Gas July 2012	930	(1,349,740)	(6.15)%
Natural Gas August 2012	930	(1,273,015)	(5.80)%
Natural Gas September 2012	900	(1,216,200)	(5.54)%
Natural Gas November 2012	1,630	(1,596,325)	(7.27)%
Other Natural Gas January 2012 - November 2013	1,765	(916,000)	(4.18)%
Total swaps		(28,808,160)	(131.28)%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3.	Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2011.

Description	Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham Energy Focus LLC (continued)
Short contracts
Futures
Henry Hub Penultimate February 2012	(3,971)	$11,724,378	53.43%
Henry Hub Penultimate October 2012	(2,124)	4,157,730	18.95%
Henry Hub Penultimate April 2012	(1,340)	1,845,850	8.41%
Other Henry Hub Penultimate June 2012 - September 2012	(612)	2,458,900	11.21%
Natural Gas March 2012	(1,709)	6,557,620	29.88%
Natural Gas April 2012	(1,318)	2,137,030	9.74%
Natural Gas May 2012	(197)	1,589,960	7.25%
Natural Gas June 2012	(188)	1,293,180	5.89%
Natural Gas October 2012	(1,011)	1,398,270	6.37%
Natural Gas November 2012	(1,355)	2,352,710	10.72%
Natural Gas April 2013	(696)	3,780,580	17.23%
Other Natural Gas February 2012 - November 2013	(703)	3,128,470	14.26%
Other commodity		95,180	0.43%
Total futures		42,519,858	193.77%

Options
Natural Gas EURO February 2012 - December 2012, $4.00 - $6.50 Call	(3,100)	(769,600)	(3.51)%
Natural Gas EURO February 2012 - March 2012, $3.00 - $3.25 Put	(800)	(1,436,100)	(6.54)%
Other commodity		(315,980)	(1.44)%
Total options		(2,521,680)	(11.49)%

Swaps
Natural Gas January 2013	(1,116)	1,752,508	7.99%
Natural Gas May 2012 - September 2012	(1,983)	1,910,892	8.70%
Other Natural Gas December 2013	(62)	(25,110)	(0.11)%
Total swaps		3,638,290	16.58%

Total		$(7,487,827)	(34.12)%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2011.

Description	Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham Fed Policy Ltd.
Long contracts
Futures
30 Day Fed Fund June 2012	8,547	$2,324,519	5.92%
Other 30 Day Fed Fund January 2012 - December 2013	26,631	2,594,437	6.60%
Other 30 Day Fed Fund November 2012 - October 2013	1,598	(23,439)	(0.06)%
Total futures		4,895,517	12.46%

Options
Interest rate futures		549,104	1.40%
Total options		549,104	1.40%

Short contracts
Options
Fed Fund futures February 2012 - June 2012, $99.88 Call	(12,650)	(2,304,872)	(5.87)%
Fed Fund futures January 2012 - June 2012, $99.75 - $99.88 Put	(25,162)	(1,255,163)	(3.19)%
Other interest rate futures		(37,500)	(0.10)%
Total options		(3,597,535)	(9.16)%

Total		$1,847,086	4.70%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3.	Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2011.

Description	Notional Amount	Fair Value	Percentage of Net Assets of Master Fund
Graham Global Monetary Policy LLC
Long contracts
Futures
Foreign bond		$298,460	0.40%
Total futures		298,460	0.40%

Options
Foreign currency		339,824	0.45%
Total options		339,824	0.45%

Forwards
Chinese Yuan / U.S. dollar January 2012 – December 2012	CNY 3,296,537,500	4,745,926	6.29%
Other foreign currency		4,716,017	6.25%
Total forwards		9,461,943	12.54%

Short contracts
Futures
Interest rate		94,330	0.13%
Total futures		94,330	0.13%

Options
Foreign currency		(636,257)	(0.84)%
Total options		(636,257)	(0.84)%

Forwards
Chinese Yuan / U.S. dollar January 2012 – December 2012	CNY (3,619,150,000)	(3,949,883)	(5.24)%
Other foreign currency		(3,348,612)	(4.44)%
Total forwards		(7,298,495)	(9.68)%
Total		$2,259,805	3.00%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3.	Investments in Master Funds (continued)

The following schedule displays the condensed schedule of investments for the Master Funds as of December 31, 2011.

Description	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd.
Long contracts
Futures
U.S. bond	$5,555,669	1.67%
Foreign bond	15,262,571	4.58%
U.S. index	2,281,203	0.68%
Foreign index	1,698,637	0.51%
Commodity	(255,745)	(0.08)%
Interest rate	903,752	0.27%
Currency	839,900	0.25%
Total futures	26,285,987	7.88%

Forwards
Foreign currency	8,206,755	2.46%
	8,206,755	2.46%
Short contracts
Futures
Foreign bond	(7,404)	(0.00)%
U.S. index	5,540	0.00%
Foreign index	(1,563,165)	(0.47)%
Commodity	615,434	0.18%
Interest rate	(1,288,252)	(0.38)%
Currency	337,837	0.10%
Total futures	(1,900,010)	(0.57)%

Swaps
Commodity	(15,255,976)	(4.57)%
Total swaps	(15,255,976)	(4.57)%

Forwards
Foreign currency	8,744,804	2.62%
Total forwards	8,744,804	2.62%

Total	$26,081,560	7.82%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3.	Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2011.

Description	Notional Amount	Fair Value	Percentage of Net Assets of Master Fund
Graham Macro Directional LLC
Long contracts
Futures
Foreign bond		$(21,390)	(0.20)%
Total forwards		(21,390)	(0.20)%

Forwards
Foreign currency		227,165	2.10%
Total forwards		227,165	2.10%

Short contracts
Futures
U.S. index		(22,500)	(0.21)%
Total futures		(22,500)	(0.21)%

Forwards
Australian dollar / U.S. dollar 01/03/12	AUD (40,000,000)	(555,000)	(5.12)%
Other foreign currency		(1,149,763)	(10.60)%
Total forwards		(1,704,763)	(15.72)%

Total		$(1,521,488)	(14.03)%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3.	Investments in Master Funds (continued)

The following table shows the fair value classification of each investment type by Master Fund as of December 31, 2011:

	Graham Commodity Strategies LLC	Graham Energy Focus LLC	Graham Fed Policy Ltd.	Graham Global Monetary Policy LLC	Graham K4D Trading Ltd.	Graham Macro Directional LLC
Assets
Level 1:
U.S. bond futures	$-	$-	$-	$-	$5,807,164	$-
Foreign bond futures	-	-	-	385,999	15,262,571	-
U.S. index futures	-	-	-	-	3,038,693	-
Foreign index futures	-	-	-	-	1,954,287	-
Commodity futures	121,643,778	42,519,858	-	-	15,602,465	-
Commodity futures options	-	8,607,100	-	-	-	-
Commodity futures swaps	2,117,443	3,663,400	-	-	-	-
Interest rate futures	-	-	4,918,956	94,330	1,693,157	-
Interest rate futures options	-	-	549,104	-	-	-
Currency futures	-	-	-	-	1,406,611	-
Total Level 1	123,761,221	54,790,358	5,468,060	480,329	44,764,948	-

Level 2:
Foreign currency forwards	-	-	-	8,341,253	21,958,196	37,206
Foreign currency options	-	-	-	339,824	-	-
Total Level 2	-	-	-	8,681,077	21,958,196	37,206
Total assets	$123,761,221	$54,790,358	$5,468,060	$9,161,406	$66,723,144	$37,206

Liabilities
Level 1:
U.S. bond futures	$-	$-	$-	$-	$(251,495)	$-
Foreign bond futures	-	-	-	(87,539)	(7,404)	(21,390)
Foreign index futures	-	-	-	-	(1,818,815)	-
U.S. index futures	(41,633)	-	-	-	(751,950)	(22,500)
Commodity futures	(122,905,252)	(30,923,235)	-	-	(15,242,776)	-
Commodity futures options	-	(2,521,680)	-	-	-	-
Commodity futures swaps	(11,609,595)	(28,833,270)	-	-	(15,255,976)	-
Interest rate futures	-	-	(23,439)	-	(2,077,657)	-
Interest rate futures options	-	-	(3,597,535)	-	-	-
Currency futures	(39,300)	-	-	-	(228,874)	-
Total Level 1	(134,595,780)	(62,278,185)	(3,620,974)	(87,539)	(35,634,947)	(43,890)

Level 2:
Foreign currency forwards	-	-	-	(6,177,805)	(5,006,637)	(1,514,804)
Foreign currency options	-	-	-	(636,257)	-	-
Total Level 2	-	-	-	(6,814,062)	(5,006,637)	(1,514,804)
Total liabilities	$(134,595,780)	$(62,278,185)	$(3,620,974)	$(6,901,601)	$(40,641,584)	$(1,558,694)

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3.	Investments in Master Funds (continued)

The following table displays the gross volume of  derivative  activities based  on their notional  amounts and number  of contracts  and fair value of  derivative contracts held by the Master Funds at December 31, 2011 categorized by primary underlying risk and are representative of the derivative positions held by the Master Funds throughout the year.  Derivatives denominated in foreign currencies have been converted to U.S. dollars.  Derivative assets and liability balances are presented on a gross basis, prior to the application of counterparty netting.  Amounts presented below as collateral balances supporting all derivative positions are included in due from brokers on the respective Master Fund’s statement of financial condition.

	Graham Commodity Strategies LLC						Graham Energy Focus LLC
	Long exposure		Short exposure				Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities

Commodity price
Futures	$5,222,568,696	73,089	$(5,055,686,350)	(73,848)	$121,643,778	$(122,905,252)	$231,604,970	15,138	$(297,888,138)	(15,304)	$42,519,858	$(30,923,235)
Options	-	-	-	-	-	-	26,350,000	1,050	(112,935,000)	(4,022)	8,607,100	(2,521,680)
Swaps	176,282,548	5,469	(252,954,190)	(7,895)	2,117,443	(11,609,595)	119,063,430	14,917	(31,672,403)	(3,161)	3,663,400	(28,833,270)
	5,398,851,244	78,558	(5,308,640,540)	(81,743)	123,761,221	(134,514,847)	377,018,400	31,105	(442,495,541)	(22,487)	54,790,358	(62,278,185)

Equity price
Futures	42,835,500	684	(24,380,400)	(330)	-	(41,633)	-	-	-	-	-	-
	42,835,500	684	(24,380,400)	(330)	-	(41,633)	-	-	-	-	-	-

Foreign currency exchange rate
Futures	12,233,700	230	-	-	-	(39,300)	-	-	-	-	-	-
Forwards	-	-	-	-	-	-	-	-	-	-	-	-
	12,233,700	230	-	-	-	(39,300)	-	-	-	-	-	-

Interest rate
Futures	-	-	-	-	-	-	-	-	-	-	-	-
	-	-	-	-	-	-	-	-	-	-	-	-
Total	$5,453,920,444	79,472	$(5,333,020,940)	(82,073)	$123,761,221	$(134,595,780)	$377,018,400	31,105	$(442,495,541)	(22,487)	$54,790,358	$(62,278,185)

Collateral balances supporting all derivative positions						$142,601,701						$29,432,093

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3.	Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities based on  their notional amounts  and number of  contracts and  fair value of  derivative contracts held by the Master Funds at December 31, 2011 categorized by primary underlying risk and are representative of the derivative positions held by the Master Funds throughout the year.  Derivatives denominated in foreign currencies have been converted to U.S. dollars.  Derivative assets and liability balances are presented on a gross basis, prior to the application of counterparty netting.  Amounts presented below as collateral balances supporting all derivative positions are included in due from brokers on the respective Master Fund’s statement of financial condition.

	Graham Fed Policy Ltd.						Graham Global Monetary Policy LLC
	Long exposure		Short exposure				Long exposure			Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities	Notional amounts	Number of contracts		Notional amounts	Number of contracts	Derivative Assets		Derivative Liabilities

Commodity price
Futures	$-	-	$-	-	$-	$-		$				$		$-
Swaps	-	-	-	-	-	-	-		-	-	-		-	-
	-	-	-	-	-	-								-

Equity price
Futures	-	-	-	-	-	-	-		-					-
	-	-	-	-	-	-	-		-					-

Foreign currency exchange rate
Futures	-	-	-	-	-	-	-		-	-	-		-	-
Forwards	-	-	-	-	-	-	2,504,581,338		N/A	(2,502,417,890)	N/A		8,341,253	(6,177,805)
Options	-	-	-	-	-	-	200,000,000		1	(100,000,000)	(1)		339,824	(636,257)
	-	-	-	-	-	-	2,704,581,338		1	(2,602,417,890)	(1)		8,681,077	(6,814,062)

Interest rate
Futures	14,640,919,492	35,178	-	-	4,918,956	(23,439)	216,273,337		1,940	(514,021,011)	(2,100)		480,329	(87,539)
Options	2,155,189,586	5,981	(17,228,752,250)	(43,812)	549,104	(3,597,535)	-		-	-	-		-	-
	16,796,109,078	41,159	(17,228,752,250)	(43,812)	5,468,060	(3,620,974)	216,273,337		1,940	(514,021,011)	(2,100)		480,329	(87,539)
Total	$16,796,109,078	41,159	$(17,228,752,250)	(43,812)	$5,468,060	$(3,620,974)	$2,920,854,675		1,941	$(3,116,438,901)	(2,101)		$9,161,406	$(6,901,601)

Collateral balances supporting all derivative positions						$37,426,188								$73,168,865

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3.	Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities based on their  notional  amounts and  number of contracts and fair value of derivative  contracts held by the Master Funds at December 31, 2011 categorized by primary underlying risk and are representative of the derivative positions held by the Master Funds throughout the year.  Derivatives denominated in foreign currencies have been converted to U.S. dollars.  Derivative assets and liability balances are presented on a gross basis, prior to the application of counterparty netting.  Amounts presented below as collateral balances supporting all derivative positions are included in due from brokers on the respective Master Fund’s statement of financial condition.

	Graham K4D Trading Ltd.						Graham Macro Directional LLC
	Long exposure		Short exposure				Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities

Commodity price
Futures	$549,621,961	6,056	$(748,131,689)	(17,936)	$15,602,465	$(15,242,776)	$-	-	$-	-	$-	$-
Swaps	-	-	(232,232,146)	(6,040)	-	(15,255,976)	-	-	-	-	-	-
	549,621,961	6,056	(980,363,835)	(23,976)	15,602,465	(30,498,752)	-	-	-	-	-	-

Equity price
Futures	532,726,507	8,449	(283,517,405)	(4,519)	4,992,980	(2,570,765)	-	-	(12,525,000)	(200)	-	(22,500)
	532,726,507	8,449	(283,517,405)	(4,519)	4,992,980	(2,570,765)	-	-	(12,525,000)	(200)	-	(22,500)

Foreign currency exchange rate
Futures	263,535,156	2,886	(55,089,450)	(348)	1,406,611	(228,874)
Forwards	1,473,161,901	N/A	(1,456,210,342)	N/A	21,958,196	(5,006,637)	378,520,504	N/A	(379,998,102)	N/A	37,206	(1,514,804)
	1,736,697,057	2,886	(1,511,299,792)	(348)	23,364,807	(5,235,511)	378,520,504	-	(379,998,102)	-	37,206	(1,514,804)

Interest rate
Futures	11,861,168,194	60,131	(3,335,791,712)	(13,264)	22,762,892	(2,336,556)	22,151,552	200	-	-	-	(21,390)
	11,861,168,194	60,131	(3,335,791,712)	(13,264)	22,762,892	(2,336,556)	22,151,552	200	-	-	-	(21,390)
Total	$14,680,213,719	77,522	$(6,110,972,744)	(42,107)	$66,723,144	$(40,641,584)	$400,672,056	200	$(392,523,102)	(200)	$37,206	$(1,558,694)

Collateral balances supporting all derivative positions						$307,111,336						$12,363,794

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table summarizes the results of operations of each Master Fund for the year ended December 31, 2011:

	Graham Commodity Strategies LLC (Delaware)	Graham Discretionary Energy Trading III LLC - * (Delaware)	Graham Energy Focus LLC (Delaware)	Graham Fed Policy Ltd. (BVI)	Graham Global Monetary Policy LLC (Delaware)	Graham K4D Trading Ltd. (BVI)	Graham Macro Directional LLC (Delaware)	Graham Short Term Global Macro LLC -** (Delaware)

Net investment income (loss)	$(19,290)	$(60,323)	$(19,555)	$(3,341)	$(440,668)	$(598,015)	$(33,854)	$1,186

Net realized gain (loss) on investments	101,152,045	(11,935,802)	13,912,634	41,782,108	11,480,259	(422,430,555)	45,060,590	3,960,455
Net increase (decrease) in unrealized appreciation on investments	(47,806,437)	(16,614,275)	(6,771,856)	(8,009,721)	3,752,016	(18,855,089)	(1,555,122)	(1,898,136)
Brokerage commissions and fees	(8,898,603)	(2,215,911)	(1,327,724)	(2,064,973)	(3,894,968)	(13,215,302)	(1,446,409)	(548,562)
Net gain (loss) on investments	44,447,005	(30,765,988)	5,813,054	31,707,414	11,337,307	(454,500,946)	42,059,059	1,513,757
Net income (loss)	$44,427,715	$(30,826,311)	$5,793,499	$31,704,073	$10,896,639	$(455,098,961)	$42,025,205	$1,514,943

*- For the period from January 1, 2011 to October 31, 2011

**- For the period from January 1, 2011 to February 28, 2011

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3.	Investments in Master Funds (continued)

The following table shows the gains and losses on all financial instruments held by the Master Funds reported in net realized gain (loss) and net increase (decrease) in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the year ended December 31, 2011:

	Graham Commodity Strategies LLC	Graham Discretionary Energy Trading III LLC	Graham Energy Focus LLC	Graham Fed Policy Ltd.	Graham Global Monetary Policy LLC	Graham K4D Trading Ltd.	Graham Macro Directional LLC	Graham Short Term Global Macro LLC
Commodity price
Futures	$45,722,101	$(9,820,087)	$47,267,957	$-	$23,983,012	$(85,253,000)	$1,152,146	$3,852,769
Options	-	(19,066,205)	14,532,585	-	(87,120)	-	-	(223,490)
Swaps	7,276,761	336,215	(54,527,139)	-	-	(15,123,659)	-	-
	52,998,862	(28,550,077)	7,273,403	-	23,895,892	(100,376,659)	1,152,146	3,629,279
Equity price
Equities	-	-	-	-	-	(7,000)	-	-
Futures	(111,971)	-	(132,625)	-	7,102,008	(232,290,243)	2,890,718	1,134,945
Options	-	-	-	-	(4,083,863)	-	-	(427,187)
	(111,971)	-	(132,625)	-	3,018,145	(232,297,243)	2,890,718	707,758
Foreign currency exchange rate
Futures	459,943	-	-	-	-	(20,151,534)	-	-
Forwards	-	-	-	-	21,980,582	(189,137,435)	3,796,665	5,706,028
Options	-	-	-	-	(28,421,930)	-	-	(7,400,670)
	459,943	-	-	-	(6,441,348)	(209,288,969)	3,796,665	(1,694,642)
Interest rate
Futures	(1,226)	-	-	48,059,659	(4,532,601)	100,677,227	34,798,013	(580,076)
Options	-	-	-	(14,287,272)	(707,813)	-	867,926	-
	(1,226)	-	-	33,772,387	(5,240,414)	100,677,227	35,665,939	(580,076)
Total	$53,345,608	$(28,550,077)	$7,140,778	$33,772,387	$15,232,275	$(441,285,644)	$43,505,468	$2,062,319

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3.	Investments in Master Funds (continued)

The following table summarizes the financial position of each Master Fund as of December 31, 2010:

	Graham Commodity Strategies LLC (Delaware)	Graham Discretionary Energy Trading III LLC (Delaware)	Graham Fed Policy Ltd. (BVI)	Graham Global Monetary Policy LLC (Delaware)	Graham K4D Trading Ltd. (BVI)	Graham Macro Directional LLC (Delaware)	Graham Short Term Global Macro LLC (Delaware)
Assets:
Due from brokers	$14,527,187	$-	$23,563,039	$42,869,239	$135,887,098	$1,286,040	$246,023
Options, at fair value	-	2,165,000	15,955,481	603,151	-	-	47,256
Derivative financial instruments, at fair value	36,971,878	16,379,776	11,613,647	-	45,743,328	173,923	-
Subscriptions receivable	-	-	1,739	340	-	-	-
Interest receivable	-	-	-	3,056	9,100	113	-
Total assets	51,499,065	18,544,776	51,133,906	43,475,786	181,639,526	1,460,076	293,279

Liabilities:
Options, at fair value	-	182,500	3,958,218	-	-	-	-
Derivative financial instruments, at fair value	-	-	-	3,185,389	-	-	105,751
Due to brokers	-	6,241,250	-	530,100	-	-	41,070
Redemptions payable	-	-	-	220	-	-	-
Total liabilities	-	6,423,750	3,958,218	3,715,709	-	-	146,821
Net assets	$51,499,065	$12,121,026	$47,175,688	$39,760,077	$181,639,526	$1,460,076	$146,458

Percentage of Master Fund held by the Fund	14.76%	13.95%	14.22%	8.97%	13.23%	18.38%	28.67%

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

The following  table  displays  the gross  volume of  derivative  activities based  on  their notional  amounts and number of contracts  and  fair value of derivative contracts held by the Master Funds at December 31, 2010 categorized by primary underlying risk and are representative of the derivative positions held by the Master Funds throughout the year.  Derivatives denominated in foreign currencies have been converted to U.S. dollars.  Derivative assets and liability balances are presented on a gross basis, prior to the application of counterparty netting.  Amounts presented below as collateral balances supporting all derivative positions are included in due from brokers on the respective Master Fund’s statement of financial condition.

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

The  following  table  displays the gross volume of  derivative activities based  on  their  notional  amounts  and  number of  contracts and fair value of derivative contracts held by the Master Funds at December 31, 2010 categorized by primary underlying risk and are representative of the derivative positions held by the Master Funds throughout the year.  Derivatives denominated in foreign currencies have been converted to U.S. dollars.  Derivative assets and liability balances are presented on a gross basis, prior to the application of counterparty netting.  Amounts presented below as collateral balances supporting all derivative positions are included in due from brokers on the respective Master Fund’s statement of financial condition.

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

The  following  table  displays  the  gross volume of derivative activities based on  their  notional amounts  and  number  of  contracts and fair value of derivative contracts held by the Master Funds at December 31, 2010 categorized by primary underlying risk and are representative of the derivative positions held by the Master Funds throughout the year.  Derivatives denominated in foreign currencies have been converted to U.S. dollars.  Derivative assets and liability balances are presented on a gross basis, prior to the application of counterparty netting.  Amounts presented below as collateral balances supporting all derivative positions are included in due from brokers on the respective Master Fund’s statement of financial condition.

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

The  following  table  displays  the  gross volume  of  derivative  activities  based  on  their notional amounts and number of contracts and fair value of derivative contracts held by the Master Funds at December 31, 2010 categorized by primary underlying risk and are representative of the derivative positions held by the Master Funds throughout the year.  Derivatives denominated in foreign currencies have been converted to U.S. dollars.  Derivative assets and liability balances are presented on a gross basis, prior to the application of counterparty netting.  Amounts presented below as collateral balances supporting all derivative positions are included in due from brokers on the respective Master Fund’s statement of financial condition.

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

GAIT invests a portion of its excess liquidity in GCA, an entity for which the Manager is also the sole investment advisor. GCA commenced operations on June 22, 2005, and was formed as a Delaware Limited Liability Company for the purpose of consolidating investment activity of multiple funds managed by the Manager. Its objective is to preserve capital while enhancing return on cash balances and providing daily liquidity. It invests in debt obligations guaranteed by the U.S. federal government which range in maturity from one to twenty-four months. GCA also maintains cash and cash equivalents on deposit with major U.S. institutions. GCA values all fixed income securities at amortized cost which approximates fair value.  GAIT’s investment in GCA is valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP based upon GAIT’s proportionate share of GCA’s reported net asset value. GAIT records its proportionate share of GCA’s investment income and expenses on a monthly basis. For the year ended December 31, 2011, the total amount recognized by GAIT with respect to its investment in GCA was $1,782,810.  For the year ended December 31, 2010, the total amount recognized by GAIT with respect to its investment in GCA was $1,901,499.  These amounts are included in interest income in the statements of operations and managing member allocation.  At December 31, 2011 and 2010, GAIT owned approximately 11.59% and 13.77%, respectively, of GCA.  The following table summarizes the financial position of GCA as of December 31, 2011 and 2010 and for the years then ended:

	December 31, 2011	December 31, 2010
Assets:
Cash and cash equivalents	$556,557,151	$750,098,151
Investments in fixed income securities (cost $2,412,672,700 and $2,215,622,512 respectively)	2,412,672,700	2,215,622,512
Accrued interest income	4,670,722	6,547,074
Total assets	2,973,900,573	2,972,267,737

Liabilities:
Other liabilities	29,450	20,000
Total liabilities	29,450	20,000
Net assets	$2,973,871,123	$2,972,247,737

The following table summarizes the results of operations of GCA for the years ended December 31, 2011 and 2010:

	2011	2010
Investment income
Interest income	$13,827,518	$13,099,691
Total investment income	13,827,518	13,099,691

Expenses:
Bank fee expense	317,178	230,380
Total expenses	317,178	230,380
Net investment income	13,510,340	12,869,311
Net income	$13,510,340	$12,869,311

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

4.	Graham Cash Assets LLC (continued)

The following represents the condensed schedule of investments of GCA as of December 31, 2011:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (cost $2,412,672,700)
United States
FDIC Guaranteed Bonds (cost $623,918,691)
Citigroup Funding 1.88% – 2.25% due 04/30/12 –12/10/12	$374,364,000	$378,090,518	12.71%
Other FDIC guaranteed bonds		245,828,173	8.27%
Total FDIC Guaranteed Bonds		623,918,691	20.98%

Government Bonds (cost $1,788,754,009)
U.S. Treasury 0.13% – 1.38% due 01/31/12 – 11/15/13	1,785,000,000	1,788,754,009	60.15%
Total Government Bonds		1,788,754,009	60.15%

Total Investments in Fixed Income Securities		$2,412,672,700	81.13%

The following represents the condensed schedule of investments for GCA as of December 31, 2010.

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (cost $2,215,622,512)
United States
FDIC Guaranteed Bonds (cost $1,101,463,404)
Citibank 1.25% – 1.88% due 03/30/11 – 05/07/12	$350,000,000	$351,915,163	11.84%
Other FDIC guaranteed bonds		749,548,241	25.22%
Total FDIC Guaranteed Bonds		1,101,463,404	37.06%

Government Bonds (cost $1,114,159,108)
U.S. Treasury 0.88% due 04/30/11	150,000,000	150,213,724	5.05%
Other U.S. Treasury 0.75% – 1.13% due 01/31/11 – 04/30/12		963,945,384	32.43%
Total Government Bonds		1,114,159,108	37.48%

Total Investments in Fixed Income Securities		$2,215,622,512	74.54%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

4.	Graham Cash Assets LLC (continued)

GCA reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP.  The following table shows the fair value classification of each investment type held by GCA as of December 31, 2011 and 2010:

	December 31,
	2011	2010
Assets
Level 2:
Fixed income securities
FDIC Guaranteed Bonds	$623,918,691	$1,101,463,404
Government Bonds	1,788,754,009	1,114,159,108
Total fixed income securities	2,412,672,700	2,215,622,512
Total Level 2	2,412,672,700	2,215,622,512
Total assets	$2,412,672,700	$2,215,622,512

5.	Capital Accounts

GAIT offers Class 0 Units and Class 2 Units (collectively, the “Units”). GAIT may issue additional classes in the future subject to different fees, expenses or other terms, or to invest in other investment programs or combinations of investment programs managed by the Manager. GAIT also has Management Units (“Class M units”) which are solely for the investment of the Manager.

A separate Capital Account is maintained for each member with respect to each Class of Units held by such member. The initial balance of each member’s Capital Account is equal to the initial contribution to GAIT with respect to the Class to which such Capital Account relates. Each member’s Capital Account is increased by any additional subscription, and decreased by any redemption by such member of Units of such Class to which the Capital Account relates. All income and expenses of GAIT are allocated among the Capital Accounts of the members in proportion to the balance that each Capital Account bears to the balance of all Capital Accounts as of the beginning of such fiscal period.

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

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

6.	Fees and Related Party Transactions

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

Incentive Allocation

At the end of each calendar quarter, the Manager will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced effective as of the date of any redemption of any Units of such class by multiplying the loss carryforward by the ratio that the amount of assets redeemed from such class bears to the net assets of such class immediately prior to such redemption.  The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made to the Manager.

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

8.	Financial Highlights

The following is the per unit operating performance calculation for the years ended December 31, 2011 and 2010:

	Class 0	Class 2
Per unit operating performance:
Net asset value per unit, December 31, 2009	$135.56	$112.73
Net income:
Net investment loss	(6.92)	(6.34)
Net gain on investments	10.32	7.29
Net income	3.40	0.95
Net asset value per unit, December 31, 2010	$138.96	$113.68
Net loss:
Net investment loss	(5.53)	(6.66)
Net loss on investments	(10.26)	(8.25)
Net loss	(15.79)	(14.91)
Net asset value per unit, December 31, 2011	$123.17	$98.77

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

8.	Financial Highlights (continued)

The following represents ratios to average members’ capital, excluding the Managing Member, and total return for the years ended December 31, 2011 and 2010:

	Class 0		Class 2
	2011	2010	2011	2010

Total return before Incentive Allocation	(11.35)%	3.27%	(13.11)%	1.17%
Incentive Allocation	(0.01)	(0.76)	(0.01)	(0.32)
Total return after Incentive Allocation	(11.36)%	2.51%	(13.12)%	0.85%

Net investment loss before Incentive Allocation	(3.97)%	(4.45)%	(5.85)%	(6.50)%
Incentive Allocation	(0.01)	(0.76)	(0.01)	(0.32)
Net investment loss after Incentive Allocation	(3.98)%	(5.21)%	(5.86)%	(6.82)%

Total expenses before Incentive Allocation	5.15%	5.14%	7.16%	7.19%
Incentive Allocation	0.01	0.76	0.01	0.32
Total expenses after Incentive Allocation	5.16%*	5.90%*	7.17%*	7.51%*

*	The total percentages noted above represent total expenses before commission reimbursements, which represent 1.04% and 0.71% of average members' capital for the years then ended.

Total return is calculated for Class 0 and Class 2 units taken as a whole. Total return is calculated as the change in total members’ capital, excluding that of the Managing Member, adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Brokerage Fees, Sponsor Fees and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for the Class 0 and Class 2 units taken as a whole and include net investment loss from GAIT and amounts allocated from Master Funds and GCA. The computation of such ratios is based on the amount of net investment loss, total expenses and Incentive Allocation.  Net investment loss and total expense ratios are computed based upon the weighted average of members’ capital of GAIT, excluding that of the Managing Member, for the years ended December 31, 2011 and 2010.

9.	Subsequent Events

GAIT had subscriptions of approximately $5.2 million and redemptions of approximately $15.6 million through March 30, 2011, the date through which subsequent events were evaluated by management.  These amounts have not been included in the financial statements.

On February 13, 2012 the Manager submitted the Uniform Application for Investment Advisor Registration (Form-ADV) with the Securities and Exchange Commission, seeking registration no earlier than March 30, 2012.

Financial Statements
Graham Alternative Investment Trading II LLC
For the years ended December 31, 2011 and 2010
with Report of Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Managing Member of
Graham Alternative Investment Trading II LLC

We have audited the accompanying statements of financial condition of Graham Alternative Investment Trading II LLC, (the “Fund”) as of December 31, 2011 and 2010, and the related statements of operations and managing member allocation, changes in members’ capital and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Graham Alternative Investment Trading II LLC at December 31, 2011 and 2010, and the results of its operations, changes in its members’ capital and its cash flows for each of the two years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

March 30, 2012

Graham Alternative Investment Trading II LLC

Statements of Financial Condition

	December 31,
Assets	2011	2010
Investment in Graham K4D Trading Ltd., at fair value	$13,021,233	$7,411,468
Investment in Graham Cash Assets LLC, at fair value	59,403,888	64,089,936
Accrued commission reimbursements	29,549	28,795
Receivable from Graham K4D Trading Ltd.	532	-
Total assets	$72,455,202	$71,530,199

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$2,739,451	$1,393,281
Accrued brokerage fees	183,148	170,942
Accrued advisory fees	122,997	121,404
Accrued sponsor fees	61,499	60,702
Total liabilities	3,107,095	1,746,329

Members’ capital:
Class 0 Units (434,835.751 and 397,859.944 units issued and outstanding at $81.35 and $102.92 per unit, respectively)	35,371,951	40,945,899
Class 2 Units (439,312.861 and 288,630.496 units issued and outstanding at $77.24 and $99.72 per unit, respectively)	33,930,645	28,783,191
Class M Units (500.000 and 500.000 units issued and outstanding at $91.02 and $109.56 per unit, respectively)	45,511	54,780
Total members’ capital	69,348,107	69,783,870
Total liabilities and members’ capital	$72,455,202	$71,530,199

See accompanying notes.

Graham Alternative Investment Trading II LLC

Statements of Operations and Managing Member Allocation

	Years Ended December 31,
	2011	2010
Net (loss) gain allocated from investment in Graham K4D Trading Ltd.:
Net realized (loss) gain on investments	$(15,762,400)	$5,056,021
Net (decrease) increase in unrealized appreciation on investments	(120,577)	924,728
Brokerage commissions and fees	(501,049)	(252,861)
Net (loss) gain allocated from investment in Graham K4D Trading Ltd.	(16,384,026)	5,727,888

Net investment loss allocated from investment in Graham K4D Trading Ltd.	(22,482)	(7,377)

Investment income:
Interest income	313,447	275,694

Expenses:
Brokerage fees	2,409,288	1,510,595
Advisory fees	1,673,711	1,086,976
Sponsor fees	836,856	543,488
Interest and other	17,726	9,783
Commission reimbursements	(501,049)	(252,861)
Total expenses	4,436,532	2,897,981
Net investment loss of the Fund	(4,123,085)	(2,622,287)

Net (loss) income	(20,529,593)	3,098,224

Incentive allocation	(8,810)	(538,766)

Net (loss) income available for pro-rata allocation to all members	$(20,538,403)	$2,559,458

See accompanying notes.

Graham Alternative Investment Trading II LLC

Statements of Changes in Members’ Capital

For the years ended December 31, 2011 and 2010

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2009	222,427.212	$22,373,766	149,683.130	$14,826,566	–	$-	$37,200,332
Subscriptions	200,939.089	19,294,582	154,708.307	14,716,456	500.000	50,000	34,061,038
Redemptions	(25,506.357)	(2,546,012)	(15,760.941)	(1,490,946)	–	(538,766)	(4,575,724)
Incentive allocation	–	(386,102)	–	(152,664)	–	538,766	-
Net income	–	2,209,665	–	883,779	–	4,780	3,098,224
Members’ capital, December 31, 2010	397,859.944	40,945,899	288,630.496	28,783,191	500.000	54,780	69,783,870
Subscriptions	203,183.867	20,217,119	214,381.982	20,455,733	–	-	40,672,852
Redemptions	(166,208.060)	(14,966,889)	(63,699.617)	(5,603,323)	–	(8,810)	(20,579,022)
Incentive allocation	–	(4,821)	–	(3,989)	–	8,810	-
Net loss	–	(10,819,357)	–	(9,700,967)	–	(9,269)	(20,529,593)
Members’ capital, December 31, 2011	434,835.751	$35,371,951	439,312.861	$33,930,645	500.000	$45,511	$69,348,107

See accompanying notes.

Graham Alternative Investment Trading II LLC

Statements of Cash Flows

	Years Ended December 31,
	2011	2010
Cash flows used in operating activities
Net (loss) income	$(20,529,593)	$3,098,224
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Net loss (income) allocated from investment in Graham K4D Trading Ltd.	16,406,508	(5,720,511)
Net income allocated from investment in Graham Cash Assets LLC	(313,447)	(275,694)
Proceeds from sale of investments in Graham K4D Trading Ltd.	92,831,783	52,276,600
Proceeds from sale of investments in Graham Cash Assets LLC	133,621,344	58,905,784
Investments in Graham K4D Trading Ltd.	(114,848,588)	(50,711,016)
Investments in Graham Cash Assets LLC	(128,621,849)	(88,607,721)
Changes in assets and liabilities:
Accrued commission reimbursements	(754)	(13,509)
Accrued brokerage fees	12,206	82,104
Accrued advisory fees	1,593	57,902
Accrued sponsor fees	797	28,951
Net cash used in operating activities	(21,440,000)	(30,878,886)

Cash flows provided by financing activities
Subscriptions	40,672,852	34,061,038
Redemptions	(19,232,852)	(3,182,922)
Net cash provided by financing activities	21,440,000	30,878,116

Net change in cash and cash equivalents	-	(770)

Cash and cash equivalents, beginning of year	-	770
Cash and cash equivalents, end of year	$-	$-

See accompanying notes.

Graham Alternative Investment Trading II LLC

Notes to Financial Statements

December 31, 2011

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

In addition to trading in the Interbank market for foreign exchange, the Manager currently executes orders on all the major U.S. futures exchanges and may also trade on, but is not limited to, the Bolsa de Mercadorias and Futuros (“BMF”), Borsa Italiana Idem (“IML”), the Eurex Exchange (“Eurex”), , the Hong Kong Exchanges and Clearing Ltd. (“HKEX”), the Intercontinental Exchange (“ICE”), the London Metal Exchange (“LME”), the Montreal Exchange (“ME”), the Mercado de Futuros Financieros (“MEFF”), the NYMEX Euronext (“Euronext”), the Osaka Securities Exchange (“OSE”), the Singapore Exchange (“SGX”), the South African Exchange (“SAFEX”), the Sydney Futures Exchange Ltd. (“SFE”), the Tokyo Commodity Exchange (“TOCOM”), the Tokyo Financial Exchange (“TFX”), and the Tokyo Stock Exchange (“TSE”).

Graham Alternative Investment Fund I LLC and Graham Alternative Investment Fund II LLC are the sole investors of GAIT II.

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

GAIT II follows U.S. GAAP for fair value measurements, which defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements.  U.S. GAAP uses a three-level hierarchy for fair value measurement based on the activeness of the market and the transparency and independence of inputs used in the valuation of an asset or liability as of the measurement date.

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

GAIT II reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP.  In accordance with this hierarchy, GAIT II’s investments in K4D Trading and Graham Cash Assets LLC (“GCA”) have been classified as Level 2 valuations. The Master Fund records all its derivative financial instruments at fair value, which is derived in accordance with U.S. GAAP.  There were no Level 3 assets or liabilities held at any point during the years ended December 31, 2011 and 2010 by GAIT II, K4D Trading, or GCA, and there were no transfers between levels during those periods. Transfers between levels, if any, are recognized on the actual date of the event or change in circumstances that cause the transfer.

Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)

2.	Summary of Significant Accounting Policies (continued)

Derivative Instruments

In the normal course of business, the Master Fund utilizes derivative financial instruments in connection with its trading activities. Derivative instruments derive their value from underlying assets, indices, reference rates or a combination of these factors.  Investments in derivative financial instruments are subject to additional risks that can result in a loss of all or part of an investment.  The Master Fund’s derivative financial instruments are classified by the following primary underlying risks: interest rate, foreign currency exchange rate, commodity price, and equity price risks. These risks can be in excess of the amounts recognized in the statements of financial condition. In addition, the Master Fund is also subject to additional counterparty risk should its counterparties fail to meet the terms of their contracts.  Management of counterparty risk involves a number of considerations, such as the financial profile of the counterparty, specific terms and duration of the contractual agreement, and the value of collateral held, if any. The Master Fund has established initial credit approval, credit limits, and collateral requirements and may reduce its exposure to any counterparties it deems necessary.  Trading in non-U.S. dollar denominated derivative instruments may subject the value of, and gains and losses associated with, such contracts to additional risks related to adverse changes in the applicable exchange rates.

Unrealized gains and losses from derivative financial  instruments are recorded based on changes in their fair value.  Realized gains and losses are recorded when the positions are closed.  All unrealized and realized gains and losses related to derivative financial instruments are included in net realized loss and net decrease in appreciation on investments in the Master Fund’s statements of operations.

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

Forward Contracts

The Master Fund enters into foreign currency forward contracts in an attempt to take advantage of changes in exchange rates.  Forward currency transactions are contracts or agreements for delivery of specific currencies or the cash equivalent value at a specified future date and an agreed upon price.  Forward contracts are not guaranteed by an exchange or clearing house and therefore the risks include the inability of counterparties to meet their obligations under the terms of the contracts as well as the risks associated with movements in fair value.

Exchange traded forward contracts are valued based upon the settle prices as of the valuation date, established by the primary exchange upon which they are traded.  All other forward contracts are valued based upon a forward curve constructed using independently quoted forward points.

Swap Contracts

The Master Fund may enter into various swap contracts.  Swap contracts are not guaranteed by an exchange or an affiliated clearing house or regulated by any U.S. or foreign government authorities.  Failure of a counterparty to meet its obligation under the terms of the swap contract could result in the loss of any unrealized gains on open positions.  It may not be possible to dispose of or close out a swap position without the consent of the counterparty, and the Master Fund may not be able to enter into an offsetting contract in order to cover its risk. Swaps are subject to the International Swap and Derivative Association (“ISDA”) Master Agreements which generally require among other things, that a Master Fund maintain a predetermined level of net assets, and provide limits with respect to any decline in the Master Fund’s net asset value over 1-month, 3-month and 12-month periods. If a Master Fund were to violate such provisions, the counterparty to the swaps could demand liquidation of outstanding swap positions.

A total return swap contract is an agreement that obligates two parties to exchange cash flows calculated by reference to changes in specified prices or rates for a specified notional amount of the underlying assets.  The payment flows are usually netted against each other, with the difference being paid by one party to another.

Exchange traded swaps are valued based upon the closing prices established by the primary exchange upon which they are traded.  Total return swaps are valued based upon the exchange published settle price of the underlying reference instrument.  Changes in fair value of each swap are recognized as unrealized gains or losses.  The Master Fund records realized gains or losses when a swap contract is terminated.  Interest is calculated and accrued throughout the life of each swap.  Payments received at the end of each reset period are recorded against such accruals.

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

Options (continued)

The Master Fund is exposed to counterparty risk to the extent that a seller of an over-the-counter option does not meet its obligations under the terms of the option contract.  The maximum risk of loss to the Master Fund is the unrealized gains of the contracts and the premiums paid to purchase its open option contracts. Relative to over-the-counter options, exchange traded options provide reduced counterparty risk to the Master Fund since the exchanges’ clearinghouse guarantees the option against default.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”) (“ASU No. 2011-04”). ASU No. 2011-04 includes common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU No. 2011-04 will require reporting entities to disclose the following information for fair value measurements categorized within Level 3 of the fair value hierarchy: quantitative information about the unobservable inputs used in the fair value measurement, the valuation process used by the reporting entity and a narrative description of the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs.  The disclosure is effective for annual reporting periods beginning on or after December 15, 2011 and is to be applied prospectively.

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU No. 2011-11”).  The amendments in ASU No. 2011-11 affect all entities that have financial instruments that are either offset or are subject to an enforceable master netting arrangement or similar agreement in accordance with authoritative guidance under U.S. GAAP. Entities will be required to disclose both gross information and net information about instruments and transactions eligible for offset in the statement of financial position or subject to an agreement similar to a master netting arrangement to enable users of its financial statements to understand the effect of those arrangements on its financial position. The disclosure is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  The Manager is assessing the impact these new pronouncements will have on these financial statements.

The Manager is assessing the impact these new pronouncements will have on these financial statements.

Indemnifications

In the normal course of business, the Master Fund, GCA, and GAIT II enter into contracts that contain a variety of indemnifications. Such contracts include those by the Master Fund and GCA with their brokers and trading counterparties. GAIT II’s maximum exposure under these arrangements is unknown; however, GAIT II has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote.

Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)
3.	Investment in Graham K4D Trading Ltd.

As of December 31, 2011 and 2010, GAIT II invested in K4D Trading, a master trading vehicle also managed by the Managing Manager. GAIT II’s investment in K4D Trading, as well as its investment objective, is summarized below.  K4D Trading and GAIT II are related parties.   K4D Trading does not charge any management or incentive fees, and offers monthly subscriptions and redemptions.

December 31, 2011
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Loss

Graham K4D Trading Ltd. (a)	18.78%	$13,021,233	$(16,406,508)
	18.78%	$13,021,233	$(16,406,508)

December 31, 2010
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income

Graham K4D Trading Ltd. (a)	10.62%	$7,411,468	$5,720,511
	10.62%	$7,411,468	$5,720,511

(a) – Systematic macro

Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)

3.	Investment in Graham K4D Trading Ltd. (continued)

The following table summarizes the financial position of K4D Trading as of December 31, 2011.

Assets:
Due from brokers	$307,111,336
Derivative financial instruments, at fair value	41,337,536
CME Membership, at fair value	355,000
Subscriptions receivable	34,651
Total assets	348,838,523

Liabilities:
Derivative financial instruments, at fair value	15,255,976
Redemptions payable	34,651
Total liabilities	15,290,627
Net assets	$333,547,896

Percentage of K4D Trading held by GAIT II	3.90%

Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)
3.	Investment in Graham K4D Trading Ltd. (continued)

The following schedule displays the condensed schedule of investments for K4D Trading as of December 31, 2011.
Description	Fair Value	Percentage of Net Assets of K4D Trading
Graham K4D Trading Ltd.
Long contracts
Futures
U.S. bond	$5,555,669	1.67%
Foreign bond	15,262,571	4.58%
U.S. index	2,281,203	0.68%
Foreign index	1,698,637	0.51%
Commodity	(255,745)	(0.08)%
Interest rate	903,752	0.27%
Currency	839,900	0.25%
Total futures	26,285,987	7.88%

Forwards
Foreign currency	8,206,755	2.46%
Total forwards	8,206,755	2.46%
Short contracts
Futures
Foreign bond	(7,404)	(0.00)%
U.S. index	5,540	0.00%
Foreign index	(1,563,165)	(0.47)%
Commodity	615,434	0.18%
Interest rate	(1,288,252)	(0.38)%
Currency	337,837	0.10%
Total futures	(1,900,010)	(0.57)%

Swaps
Commodity	(15,255,976)	(4.57)%
Total swaps	(15,255,976)	(4.57)%

Forwards
Foreign currency	8,744,804	2.62%
Total forwards	8,744,804	2.62%

Total	$26,081,560	7.82%

Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)
3.	Investment in Graham K4D Trading Ltd. (continued)

The following table shows the fair value classification of each investment type for K4D Trading as of December 31, 2011.

Assets
Level 1:
U.S. bond futures	$5,807,164
Foreign bond futures	15,262,571
U.S. index futures	3,038,693
Foreign index futures	1,954,287
Commodity futures	15,602,465
Interest rate futures	1,693,157
Currency futures	1,406,611
Total Level 1	44,764,948

Level 2:
Foreign currency forwards	21,958,196
Total Level 2	21,958,196
Total assets	$66,723,144

Liabilities
Level 1:
U.S. bond futures	$(251,495)
Foreign bond futures	(7,404)
U.S. index futures	(751,950)
Foreign index futures	(1,818,815)
Commodity futures	(15,242,776)
Commodity swaps	(15,255,976)
Interest rate futures	(2,077,657)
Currency futures	(228,874)
Total Level 1	(35,634,947)

Level 2:
Foreign currency forwards	(5,006,637)
Total Level 2	(5,006,637)
Total liabilities	$(40,641,584)

Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)
3.	Investment in Graham K4D Trading Ltd. (continued)

The following table displays the gross volume of derivative activities based on their notional amounts and number of contracts and fair value of derivative contracts held by the Master Fund at December 31, 2011 categorized by primary underlying risk and are representative of the derivative positions held by K4D Trading throughout the year.  Derivatives denominated in foreign currencies have been converted to U.S. dollars.  Derivative assets and liability balances are presented on a gross basis, prior to the application of counterparty netting. Amounts presented below as collateral balances supporting all derivative positions are included in due from brokers on K4D Trading’s statement of financial condition.

	Graham K4D Trading Ltd.
	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities

Commodity price
Futures	$549,621,961	6,056	$(748,131,689)	(17,936)	$15,602,465	$(15,242,776)
Swaps	-	-	(232,232,146)	(6,040)	-	(15,255,976)
	549,621,961	6,056	(980,363,835)	(23,976)	15,602,465	(30,498,752)

Equity price
Futures	532,726,507	8,449	(283,517,405)	(4,519)	4,992,980	(2,570,765)
	532,726,507	8,449	(283,517,405)	(4,519)	4,992,980	(2,570,765)

Foreign currency exchange rate
Futures	263,535,156	2,886	(55,089,450)	(348)	1,406,611	(228,874)
Forwards	1,473,161,901	N/A	(1,456,210,342)	N/A	21,958,196	(5,006,637)
	1,736,697,057	2,886	(1,511,299,792)	(348)	23,364,807	(5,235,511)

Interest rate
Futures	11,861,168,194	60,131	(3,335,791,712)	(13,264)	22,762,892	(2,336,556)
	11,861,168,194	60,131	(3,335,791,712)	(13,264)	22,762,892	(2,336,556)
Total	$14,680,213,719	77,522	$(6,110,972,744)	(42,107)	$66,723,144	$(40,641,584)

Collateral balances supporting all derivative positions						$307,111,336

Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)
3.	Investment in Graham K4D Trading Ltd. (continued)

The following table summarizes the results of operations of K4D Trading for the year ended December 31, 2011.

Net investment loss	$(598,015)

Net realized loss on investments	(422,430,555)
Net decrease in unrealized appreciation on investments	(18,855,089)
Brokerage commissions and fees	(13,215,302)
Net loss on investments	(454,500,946)
Net loss	$(455,098,961)

The following table shows the gains and losses on all financial instruments held by the Master Fund reported in net realized loss and net increase (decrease) in unrealized appreciation on investments in its statement of operations segregated by primary underlying risk and contract type for the year ended December 31, 2011:

Commodity price
Futures	$(85,253,000)
Swaps	(15,123,659)
(100,376,659)

Equity price
Equities	(7,000)
Futures	(232,290,243)
(232,297,243)

Foreign currency exchange rate
Futures	(20,151,534)
Forwards	(189,137,435)
(209,288,969)

Interest rate
Futures	100,677,227
100,677,227
Total	$(441,285,644)

Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)

3.	Investment in Graham K4D Trading Ltd. (continued)

The following table summarizes the financial position of K4D Trading as of December 31, 2010.

Assets:
Due from brokers	$135,887,098
Derivative financial instruments, at fair value	45,743,328
Interest receivable	9,100
Total assets	181,639,526

Liabilities:
Derivative financial instruments, at fair value	-
Total liabilities	-
Net assets	$181,639,526

Percentage of Master Fund held by the Fund	4.08%

Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)

3.	Investment in Graham K4D Trading Ltd. (continued)

The following schedule displays the condensed schedule of investments of K4D Trading as of December 31, 2010.

Description	Principal Amount	Fair Value	Percentage of Net Assets of K4D Trading
Long contracts
Futures
U.S. bond		$237,741	0.13%
Foreign bond		1,053,653	0.58%
U.S. index		3,010,100	1.66%
Foreign index		(3,683,508)	(2.03)%
Commodity		31,911,445	17.57%
Interest rate		325,182	0.18%
Currency		4,536,916	2.50%
Total futures		37,391,529	20.59%

Forwards
Japanese Yen / U.S. dollar 01/19/11	JPY 43,988,617,100	11,186,032	6.16%
Other Japanese Yen / U.S. dollar 1/04/11 - 1/05/11	JPY 14,270,122,339	796,715	0.44%
Swiss Franc / U.S. dollar 01/19/11	CHF 491,922,158	17,376,713	9.57%
Other foreign currency		28,092,524	15.46%
Total forwards		57,451,984	31.63%

Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)

3.	Investment in Graham K4D Trading Ltd. (continued)

The following schedule displays the condensed schedule of investments of K4D Trading as of December 31, 2010.

Description	Principal Amount	Fair Value	Percentage of Net Assets of K4D Trading
Short contracts
Futures
U.S. bond		$(1,546,794)	(0.85)%
Foreign bond		(540,937)	(0.30)%
Foreign index		(142,959)	(0.08)%
Commodity		(4,754,965)	(2.62)%
Interest rate		(3,790,967)	(2.09)%
Currency		739,824	0.41%
Total futures		(10,036,798)	(5.53)%

Forwards
Japanese Yen / U.S. dollar 01/19/11	JPY (36,043,608,800)	(12,993,436)	(7.15)%
Other Japanese Yen / U.S. dollar 1/04/11 - 1/05/11	JPY (14,111,800,669)	(834,965)	(0.46)%
Swiss Franc / U.S. dollar 01/19/11	CHF (431,464,200)	(17,247,454)	(9.50)%
Other foreign currency		(7,987,532)	(4.40)%
Total forwards		(39,063,387)	(21.51)%

Total		$45,743,328	25.18%

Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)

3.	Investment in Graham K4D Trading Ltd. (continued)

The following table shows the fair value classification of each investment type for K4D Trading as of December 31, 2010.

Long Contracts
Level 1:
U.S. bond futures	$237,741
Foreign bond futures	1,053,653
U.S. index futures	3,010,100
Foreign index futures	(3,683,508)
Commodity futures	31,911,445
Interest rate futures	325,182
Currency futures	4,536,916
Total Level 1	37,391,529

Level 2:
Foreign currency forwards	57,451,984
Total Level 2	57,451,984
Total long contracts	$94,843,513

Short Contracts
Level 1:
U.S. bond futures	$(1,546,794)
Foreign bond futures	(540,937)
Foreign index futures	(142,959)
Commodity futures	(4,754,965)
Interest rate futures	(3,790,967)
Currency futures	739,824
Total Level 1	(10,036,798)

Level 2:
Foreign currency forwards	(39,063,387)
Total Level 2	(39,063,387)
Total short contracts	$(49,100,185)

Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)

3.	Investment in Graham K4D Trading Ltd. (continued)

The following table displays the gross volume of derivative activities based on their notional amounts and number of contracts and fair value of derivative contracts held by the Master Fund at December 31, 2010 categorized by primary underlying risk and are representative of the derivative positions held by K4D Trading throughout the year.  Derivatives denominated in foreign currencies have been converted to U.S. dollars.  Derivative assets and liability balances are presented on a gross basis, prior to the application of counterparty netting. Amounts presented below as collateral balances supporting all derivative positions are included in due from brokers on K4D Trading’s statement of financial condition.

	Graham K4D Trading Ltd.
	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities

Commodity price
Futures	$810,106,878	10,782	$(53,034,444)	(926)	$32,742,543	$(5,586,063)
	810,106,878	10,782	(53,034,444)	(926)	32,742,543	(5,586,063)

Equity price
Futures	16,008,395,340	15,303	(968,631,180)	(671)	4,935,403	(5,751,770)
	16,008,395,340	15,303	(968,631,180)	(671)	4,935,403	(5,751,770)

Foreign currency exchange rate
Futures	340,454,690	2,852	(86,152,236)	(957)	5,633,114	(356,374)
Forwards	90,870,643,000	-	(87,109,470,216)	-	78,339,927	(59,951,330)
	91,211,097,690	2,852	(87,195,622,452)	(957)	83,973,041	(60,307,704)

Interest rate
Futures	2,044,200,093	8,454	(63,261,455,459)	(23,095)	2,729,784	(6,991,906)
	2,044,200,093	8,454	(63,261,455,459)	(23,095)	2,729,784	(6,991,906)
Total	$110,073,800,001	37,391	$(151,478,743,535)	(25,649)	$124,380,771	$(78,637,443)

Collateral balances supporting all derivative positions						$135,887,098

Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)

3.	Investment in Graham K4D Trading Ltd. (continued)

The following table summarizes the results of operations of K4D Trading for the year ended December 31, 2010.

Net investment loss	$(204,857)

Net realized gain on investments	108,949,892
Net increase in unrealized appreciation on investments	25,962,402
Brokerage commissions and fees	(6,939,638)
Net gain on investments	127,972,656
Net income	$127,767,799

The following table shows the gains and losses on all financial instruments held by the Master Fund reported in net realized gain and net increase in unrealized appreciation on investments in its statement of operations segregated by primary underlying risk and contract type for the year ended December 31, 2010.

Commodity price
Futures	$10,473,704
10,473,704

Equity price
Futures	(33,752,013)
(33,752,013)

Foreign currency exchange rate
Futures	15,009,579
Forwards	34,676,693
49,686,272

Interest rate
Futures	108,504,331
108,504,331
Total	$134,912,294

Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)

4.	Graham Cash Assets LLC

GAIT II invests a portion of its excess liquidity in GCA, an entity for which the Manager is also the sole investment advisor. GCA commenced operations on June 22, 2005 and was formed as a Delaware Limited Liability Company for the purpose of consolidating investment activity of multiple funds managed by the Manager. Its objective is to preserve capital while enhancing return on cash balances and providing daily liquidity. It invests in debt obligations guaranteed by the U.S. federal government, which range in maturity from one to twenty-four months. GCA also maintains cash and cash equivalents on deposit with major U.S. institutions. GCA values all fixed income securities at amortized cost which approximates fair value.  GAIT II’s investment in GCA is valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP based upon GAIT II’s proportionate share of GCA’s reported net asset value. GAIT II records its proportionate share of GCA’s investment income and expenses on a monthly basis.  For the year ended December 31, 2011, the total amount recognized by GAIT II with respect to its investment in GCA was $313,447. For the year ended December 31, 2010, the total amount recognized by GAIT II with respect to its investment in GCA was $275,694. These amounts are included in interest income in the statements of operations and managing member allocation. At December 31, 2011 and 2010, GAIT II owned approximately 2.00% and 2.16%, respectively, of GCA. The following table summarizes the financial position of GCA as of December 31, 2011 and 2010 and for the years then ended:

	December 31, 2011	December 31, 2010
Assets:
Cash and cash equivalents	$556,557,151	$750,098,151
Investments in fixed income securities (cost $2,412,672,700 and $2,215,622,512 respectively)	2,412,672,700	2,215,622,512
Accrued interest income	4,670,722	6,547,074
Total assets	2,973,900,573	2,972,267,737

Liabilities:
Other liabilities	29,450	20,000
Total liabilities	29,450	20,000
Net assets	$2,973,871,123	$2,972,247,737

The following table summarizes the results of operations of GCA for the years ended December 31, 2011 and 2010:

	2011	2010
Investment income
Interest income	$13,827,518	$13,099,691
Total investment income	13,827,518	13,099,691

Expenses:
Bank fee expense	317,178	230,380
Total expenses	317,178	230,380
Net investment income	13,510,340	12,869,311
Net income	$13,510,340	$12,869,311

Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)

4.	Graham Cash Assets LLC (continued)

The following represents the condensed schedule of investments of GCA as of December 31, 2011:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (cost $2,412,672,700)
United States
FDIC Guaranteed Bonds (cost $623,918,691)
Citigroup Funding 1.88% – 2.25% due 04/30/12 –12/10/12	$374,364,000	$378,090,518	12.71%
Other FDIC guaranteed bonds		245,828,173	8.27%
Total FDIC Guaranteed Bonds		623,918,691	20.98%

Government Bonds (cost $1,788,754,009)
U.S. Treasury 0.13% – 1.38% due 01/31/12 – 11/15/13	1,785,000,000	1,788,754,009	60.15%
Total Government Bonds		1,788,754,009	60.15%

Total Investments in Fixed Income Securities		$2,412,672,700	81.13%

The following represents the condensed schedule of investments for GCA as of December 31, 2010.

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (cost $2,215,622,512)
United States
FDIC Guaranteed Bonds (cost $1,101,463,404)
Citibank 1.25% – 1.88% due 03/30/11 – 05/07/12	$350,000,000	$351,915,163	11.84%
Other FDIC guaranteed bonds		749,548,241	25.22%
Total FDIC Guaranteed Bonds		1,101,463,404	37.06%

Government Bonds (cost $1,114,159,108)
U.S. Treasury 0.88% due 04/30/11	150,000,000	150,213,724	5.05%
Other U.S. Treasury 0.75% – 1.13% due 01/31/11 – 04/30/12		963,945,384	32.43%
Total Government Bonds		1,114,159,108	37.48%

Total Investments in Fixed Income Securities		$2,215,622,512	74.54%

Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)

4.	Graham Cash Assets LLC (continued)

GCA reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP.  The following table shows the fair value classification of each investment type held by GCA as of December 31, 2011 and 2010:

	2011	2010
Assets
Level 2:
Fixed income securities
FDIC Guaranteed Bonds	$623,918,691	$1,101,463,404
Government Bonds	1,788,754,009	1,114,159,108
Total fixed income securities	2,412,672,700	2,215,622,512
Total Level 2	2,412,672,700	2,215,622,512
Total assets	$2,412,672,700	$2,215,622,512

5.	Capital Accounts

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

Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)

6.	Fees and Related Party Transactions

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

Incentive Allocation

At the end of each calendar quarter, the Manager will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT II shall be proportionately reduced effective as of the date of any redemption of any Units of such class by multiplying the loss carryforward by the ratio that the amount of assets redeemed from such class bears to the net assets of such class immediately prior to such redemption.  The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made to the Manager.

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

8.	Financial Highlights

The following is the per unit operating performance calculation for the years ended December 31, 2011 and 2010:

	Class 0	Class 2
Per unit operating performance:
Net asset value per unit, December 31, 2009	$100.59	$99.05
Net loss:
Net investment loss	(2.62)	(1.49)
Net gain on investments	4.95	2.16
Net loss	2.33	0.67
Net asset value per unit, December 31, 2010	$102.92	$99.72
Net loss:
Net investment loss	(4.40)	(6.03)
Net loss on investments	(17.17)	(16.45)
Net loss	(21.57)	(22.48)
Net asset value per unit, December 31, 2011	$81.35	$77.24

Graham Alternative Investment Trading II LLC

Notes to Financial Statements (continued)

8.	Financial Highlights (continued)

The following represents ratios to average members’ capital, excluding the Managing Member, and total return for the years ended December 31, 2011 and 2010:

	Class 0		Class 2
	2011	2010	2011	2010

Total return before Incentive Allocation	(20.95)%	3.53%	(22.53)%	1.43%
Incentive Allocation	(0.01)	(1.21)	(0.01)	(0.75)
Total return after Incentive Allocation	(20.96)%	2.32%	(22.54)%	0.68%

Net investment loss before Incentive Allocation	(4.27)%	(4.74)%	(6.03)%	(6.82)%
Incentive Allocation	(0.01)	(1.21)	(0.01)	(0.75)
Net investment loss after Incentive Allocation	(4.28)%	(5.95)%	(6.04)%	(7.57)%

Total expenses before Incentive Allocation	5.20%	5.20%	7.25%	7.28%
Incentive Allocation	0.01	1.21	0.01	0.75
Total expenses after Incentive Allocation	5.21%*	6.41%*	7.26%*	8.03%*

*	The percentages noted above represent total expenses before commission reimbursements, which represent 0.62% and 0.48% of average members' capital for the years then ended.

Total return is calculated for Class 0 and Class 2 units taken as a whole. Total return is calculated as the change in total members’ capital, excluding that of the Managing Member, adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Brokerage Fees, Sponsor Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for the Class 0 and Class 2 units taken as a whole and include net investment loss from GAIT II and amounts allocated from the Master Fund and GCA. The computation of such ratios is based on the amount of net investment loss, expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of members’ capital of GAIT II, excluding that of the Managing Member, for the years ended December 31, 2011 and 2010.

9.	Subsequent Events

GAIT II had subscriptions of approximately $0.5 million and redemptions of approximately $3.4 million through March 30, 2012, the date through which subsequent events were evaluated by management.  These amounts have not been included in the financial statements.

On February 13, 2012 the Manager submitted the Uniform Application for Investment Advisor Registration (Form-ADV) with the Securities and Exchange Commission, seeking registration no earlier than March 30, 2012.

Administrator
SEI Global Services Inc. 1 Freedom Valley Drive Oaks, PA 19456 U.S.A

Manager
Graham Capital Management, L.P. 40 Highland Avenue Rowayton, CT 06853 U.S.A.

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

(b)           This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Fund’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

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

As described under “Item 1. Business,” the Fund pays the Manager the Brokerage Fee and the Sponsor Fee.  For the year ended December 31, 2011, the Fund paid the Manager Brokerage Fees of $4,705,428 and Sponsor Fees of $1,917,648.

As compensation for its services as investment manager to the Fund, the Manager is paid the Advisory Fees described under “Item 1. Business,” and may receive Incentive Allocations also as described under “Item 1. Business.” For the year ended December 31, 2011, the Fund paid the Manager Advisory Fees of $3,835,296 and the Manager received Incentive Allocations of $14,461.

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

The aggregate fees billed for each of the last two fiscal years for professional services rendered by Ernst & Young LLP (“E&Y”) for each of the years ended December 31, 2011 and December 31, 2010 for the audit of the Fund’s annual financial statements, review of financial statements included in the Fund’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

FEE CATEGORY	2011		2010
Audit Fees	$75,500	*	$69,819
Audit-Related Fees	–		–
Tax Fees	70,875	*	84,750
All Other Fees	–		–
TOTAL FEES	$146,375	*	$154,569
_________________
*              Amount expected to be billed for 2011 services.

Audit Fees consist of fees paid to E&Y for (i) the audit of the Fund’s annual financial statements included in the annual report on Form 10-K and review of financial statements included in the quarterly reports on Form 10-Q; and (ii) services that are normally provided by the Independent Registered Public Accounting Firm in connection with statutory and regulatory filings of registration statements.  In consideration of the Brokerage Fee, the Manager bears the Fund’s audit fees.

(b)	Audit-Related Fees

None

(c)	Tax Fees

Tax Fees consist of fees paid to E&Y for professional services rendered in connection with tax compliance and Fund income tax return filings.  In consideration of the Brokerage Fee, the Manager bears the Fund’s tax-related fees.

(d)	All Other Fees

None.

                (e)           Not Applicable.

(f)           Not Applicable.

Item 15:	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Consolidated Financial Statements

Consolidated Statements of Financial Condition at December 31, 2011 and 2010
Consolidated Statements of Operations for the years ended December 31, 2011 and 2010
Consolidated Statements of Changes in Members’ Capital for the years ended December 31, 2011 and 2010
Consolidated Statements of Cash Flows for the years ended December 31 2011 and 2010
Notes to Consolidated Financial Statements.

(b)           Exhibits

Exhibit Designation	Description
* 3.1	Certificate of Formation of Graham Alternative Investment Fund II LLC
* 4.1	Amended and Restated Limited Liability Company Agreement of Graham Alternative Investment Fund II LLC
* 10.1	Form of Subscription Agreement
* 10.2	Form of Placement Agreement
**10.10	Safekeeping Account Agreement between Graham Cash Assets LLC and Bank of America, N.A.

*	Incorporated by reference to the Fund’s Form 10 previously filed on April 30, 2010
**	Incorporated by reference to the Fund’s Form 10/A previously filed on September 3, 2010

The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference.

Exhibit 31.1	—	Rule 13a-14(a)/15d-14(a) Certification (Certification of Principal Executive Officer).
Exhibit 31.2	—	Rule 13a-14(a)/15d-14(a) Certification (Certification of Principal Financial Officer).
Exhibit 32.1	—	Section 1350 Certification (Certification of Principal Executive Officer and Principal Financial Officer).

101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Schema Document
101.CAL	—	XBRL Calculation Linkbase Document
101.LAB	—	XBRL Label Linkbase Document
101.PRE	—	XBRL Presentation Linkbase Document
101.DEF	—	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2012	GRAHAM ALTERNATIVE INVESTMENT FUND II LLC

	By:	GRAHAM CAPITAL MANAGEMENT, L.P.
its Manager

		By:	/s/ Paul Sedlack
Paul Sedlack, Chief Executive Officer