Form 10-K/A
period 2011-12-31
GRAHAM ALTERNATIVE INVESTMENT FUND II LLC
filed 2012-11-07
CIK 1461237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

As of February 29, 2012, 282,177.901 Units of the Systematic Strategies Portfolio were outstanding.
As of February 29, 2012, 1,218,491.152 Units of the Blended Strategies Portfolio were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE

The purpose of this Amendment to Graham Alternative Investment Fund II LLC’s (the “Fund”) Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2011 is to affirmatively indicate that management conducted the evaluation of internal control over financial reporting, as required by Exchange Act Rule 13a-15 and 15d-15, and provided an assessment and a conclusion as to the effectiveness of internal control over financial reporting, as required by Item 308T(a) of Regulation S-K.  Additionally, this Amendment to the Fund’s Form 10-K includes the signature and city/state of the issuing auditor on the auditors’ reports which were inadvertently omitted in the original filing.

Except as set forth above, no other changes have been made to Form-10K, and this Amendment does not amend, update or change any other items of disclosure found in the Form 10-K.  Further, this Amendment does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K.

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

The Manager is responsible for establishing and maintaining adequate internal control over the financial reporting of the Fund. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended, as a process designed by, or under supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Manager’s internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Fund;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements of the Fund in accordance with U.S. generally accepted  accounting principles, and that the Fund’s transactions are being made only in accordance with authorizations of management; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Fund’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Manager’s internal control over financial reporting for the Fund as of December 31, 2011. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management, including the principal financial and principal executive officers, has concluded that, as of December 31, 2011, the Manager’s internal control over financial reporting for the Fund was effective. There were no changes in the Manager's internal control over financial reporting during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect the Manager's internal control over financial reporting of the Fund.

This annual report does not include an attestation report of the Fund’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Fund’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Fund to provide only management’s report in this annual report.

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

Dated: November 7, 2012	GRAHAM ALTERNATIVE INVESTMENT FUND II LLC

	By:	GRAHAM CAPITAL MANAGEMENT, L.P.
its Manager

		By:	/s/ Paul Sedlack
Paul Sedlack, Chief Executive Officer