Form 10-K/A
period 2011-12-31
GRAHAM ALTERNATIVE INVESTMENT FUND II LLC
filed 2012-12-06
CIK 1461237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

As of February 29, 2012, 282,177.901 Units of the Systematic Strategies Portfolio were outstanding.
As of February 29, 2012, 1,218,491.152 Units of the Blended Strategies Portfolio were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE

The purpose of this second amendment to Graham Alternative Investment Fund II LLC’s (the “Fund”) Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2011 is to describe in detail the Fund’s disclosure controls and procedures to confirm that management has concluded that the Manager’s disclosure controls and procedures with respect to the Fund were effective for the period of the report, and to describe an improvement to the disclosure controls and procedures.

Except as set forth above, and except for those changes made in the first amendment to Form 10-K, no other changes have been made to Form 10-K, and this Amendment does not amend, update or change any other items of disclosure found in the Form 10-K.  Further, this Amendment does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K.

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

Disclosure Controls and Procedures

The Fund has established disclosure controls and procedures to ensure that the information required to be disclosed by the Fund in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and made known to the Manager and the Fund’s management, as appropriate, to allow timely decisions regarding required disclosure.

Based on their evaluation as of December 31, 2011, the Manager, along with the Manager’s principal executive officer and principal financial officer, have concluded that the Manager’s disclosure controls and procedures with respect to the Fund (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective. However, following their review of errors (detailed below) the Manager has implemented certain improvements to its disclosure controls and procedures.

Specifically, the Fund inadvertently omitted certain updated disclosure on management’s assessment on the company’s internal controls over financial reporting and on its disclosure controls and procedures in its recent Form 10-K and Form 10-K/A filings, respectively, with the Commission. However, following these omissions, the Manager has implemented certain improvements to its disclosure controls and procedures.

Due to these errors, the Fund’s future periodic reports will be reviewed by outside legal counsel prior to filing.

Management's Report on Internal Control Over Financial Reporting

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

Changes in Internal Controls

In connection with the evaluation of the Fund’s internal controls during the Fund’s last fiscal year, the Manager, along the with Manager’s principal executive officer and principal financial officer, has determined that there are no changes to the Fund’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Fund’s internal controls over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 6, 2012	GRAHAM ALTERNATIVE INVESTMENT FUND II LLC

	By:	GRAHAM CAPITAL MANAGEMENT, L.P.
its Manager

		By:	/s/ Paul Sedlack
Paul Sedlack, Chief Executive Officer