Form 10-Q
period 2013-06-30
GRAHAM ALTERNATIVE INVESTMENT FUND II LLC
filed 2013-08-14
CIK 1461237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of the
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____
Commission File Number 0-53967

GRAHAM ALTERNATIVE INVESTMENT FUND II LLC
BLENDED STRATEGIES PORTFOLIO
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

Yes   No ☒

As of July 1, 2013, 748,349.779 Units of the Blended Strategies Portfolio were outstanding.

GRAHAM ALTERNATIVE INVESTMENT FUND II LLC

BLENDED STRATEGIES PORTFOLIO
FORM 10-Q

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	70

	Item 4.	Controls and Procedures	71

PART II - Other Information			72

Exhibits

EX - 31.1		Certification
EX - 31.2		Certification
EX - 32.1		Certification

Index

PART I

Item 1. Financial Statements

Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Unaudited Consolidated Statements of Financial Condition

	June 30, 2013	December 31, 2012
Assets
Investment in Graham Alternative Investment Trading LLC, at fair value	$84,916,311	$93,947,400
Redemptions receivable from Graham Alternative Investment Trading LLC	3,629,343	8,364,780
Total assets	$88,545,654	$102,312,180

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$3,629,343	$8,364,780
Total liabilities	3,629,343	8,364,780

Members’ capital:
Class 0 Units (548,949.091 and 657,725.570 units issued and outstanding at $121.13 and $114.88, respectively)	66,495,775	75,558,523
Class 2 Units (195,376.883 and 203,657.512 units issued and outstanding at $94.28 and $90.29, respectively)	18,420,536	18,388,877
Total members’ capital	84,916,311	93,947,400
Total liabilities and members’ capital	$88,545,654	$102,312,180

See accompanying notes.

Index

Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Unaudited Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net gain (loss) allocated from investment in Graham Alternative Investment Trading LLC:
Net realized gain (loss) on investments	$1,708,088	$(4,168,908)	$8,918,558	$3,135,751
Net decrease in unrealized appreciation on investments	(1,892,398)	(2,164,615)	(2,228,403)	(4,164,027)
Brokerage commissions and fees	(136,664)	-	(306,118)	-
Net gain (loss) allocated from investments in Graham Alternative Investment Trading LLC	(320,974)	(6,333,523)	6,384,037	(1,028,276)

Net investment loss allocated from investment in Graham Alternative Investment Trading LLC:
Investment income:
Interest income	42,136	69,268	86,199	146,266

Expenses:
Advisory fees	411,987	691,584	807,055	1,432,550
Sponsor fees	274,194	345,792	534,419	716,275
Brokerage fees	-	819,325	-	1,697,644
Professional fees and other	24,243	2,317	164,922	16,200
Administrator’s fees	30,695	-	60,088	-
Total expenses	741,119	1,859,018	1,566,484	3,862,669
Net investment loss allocated from investment in Graham Alternative Investment Trading LLC	(698,983)	(1,789,750)	(1,480,285)	(3,716,403)
Net (loss) income	$(1,019,957)	$(8,123,273)	$4,903,752	$(4,744,679)

See accompanying notes.

Index

Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Unaudited Consolidated Statements of Changes in Members’ Capital

For the six months ended June 30, 2013 and 2012

	Class 0 Units		Class 2 Units
	Units	Capital	Units	Capital	Total Members’ Capital

Members’ capital, December 31, 2011	966,888.461	$119,087,637	278,890.248	$27,546,676	$146,634,313
Subscriptions	35,712.731	4,438,754	12,429.917	1,240,354	5,679,108
Redemptions	(144,603.626)	(17,960,339)	(53,790.179)	(5,306,984)	(23,267,323)
Net loss	–	(3,663,340)	–	(1,081,339)	(4,744,679)
Members’ capital, June 30, 2012	857,997.566	$101,902,712	237,529.986	$22,398,707	$124,301,419

	Class 0 Units		Class 2 Units
	Units	Capital	Units	Capital	Total Members’ Capital

Members’ capital, December 31, 2012	657,725.570	$75,558,523	203,657.512	$18,388,877	$93,947,400
Subscriptions	3,000.060	370,000	7,672.954	730,551	1,100,551
Redemptions	(111,776.539)	(13,524,675)	(15,953.583)	(1,510,717)	(15,035,392)
Net income	–	4,091,927	–	811,825	4,903,752
Members’ capital, June 30, 2013	548,949.091	$66,495,775	195,376.883	$18,420,536	$84,916,311

See accompanying notes.

Index

Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Unaudited Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2013	2012
Cash flows provided by operating activities
Net income (loss)	$4,903,752	$(4,744,679)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net (income) loss allocated from investment in Graham Alternative Investment Trading LLC	(4,903,752)	4,744,679
Proceeds from sale of investments in Graham Alternative Investment Trading LLC	19,770,829	24,912,751
Investments in Graham Alternative Investment Trading LLC	(1,100,551)	(5,679,108)
Net cash provided by operating activities	18,670,278	19,233,643

Cash flows used in financing activities
Subscriptions	1,100,551	5,679,108
Redemptions	(19,770,829)	(24,912,751)
Net cash used in financing activities	(18,670,278)	(19,233,643)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

See accompanying notes.

Index

Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Notes to Unaudited Consolidated Financial Statements

June 30, 2013

1. Organization and Business

Blended Strategies Portfolio (the “Fund”) is a series of Graham Alternative Investment Fund II LLC (“GAIF II”), a Delaware Series Limited Liability Company established through an amendment to the certificate of formation, effective March 28, 2013. GAIF II has one other series in addition to the Fund, Systematic Strategies Portfolio. Prior to March 28, 2013, GAIF II was organized as a Delaware Limited Liability Company which was formed on May 18, 2006 and commenced operations on August 1, 2006. Comparative information contained within these financial statements for periods prior to March 28, 2013 represent the data pertaining solely to the Blended Strategies Portfolio.

As a Series Limited Liability Company each series is legally segregated, and the assets associated with each series are held separately and accounted for in separate and distinct records from the assets of any other series of GAIF II.  The debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to a particular series are enforceable against the assets of such series only, and not against the assets of GAIF II generally or any other series thereof. Further, none of the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to GAIF II generally or any other series thereof are enforceable against the assets of such series.

The Fund offers members Class 0 and Class 2 units. Graham Alternative Investment Ltd. (“GAI”) is a British Virgin Islands business company which was formed on June 1, 2006 and commenced operations on August 1, 2006. The Fund invests all of its assets dedicated to trading in Graham Alternative Investment Trading LLC (“GAIT”), a Delaware LLC which was formed on May 18, 2006 and commenced operations on August 1, 2006 through an investment in GAI’s Blended Strategies Portfolio. GAIT invests in various master trading vehicles (“Master Funds”), all of which are managed by Graham Capital Management, L.P. (the “Advisor” or “Manager”). The Fund is the sole owner of GAI’s Blended Strategies Portfolio and GAI’s Blended Strategies Portfolio invests all of its assets into GAIT. The Manager is the director of GAI and the sole investment advisor of GAI, GAIT and the Fund. The Manager is registered as a Commodity Pool Operator and Commodity Trading Advisor with the Commodity Futures Trading Commission and is a member of the National Futures Association. The Manager is also registered as a Registered Investment Advisor with the Securities and Exchange Commission. The Fund is registered as a smaller reporting company under the Securities Exchange Act of 1934.

The investment objective of the Fund is to achieve long-term capital appreciation through professionally managed trading in both U.S. and foreign markets primarily in futures contracts, forwards contracts, spot currency contracts, options and associated derivative instruments, such as options and swaps, through its investment in GAIT, which in turn invests in various Master Funds. The Master Funds seek to profit from opportunities in the global financial markets, including interest rate futures, foreign exchange, global stock indices and energy, metals and agricultural futures, as professionally managed multi-strategy investment vehicles. Each of the investment programs consists of multiple trading strategies of the Manager, which the Manager has combined in an effort to diversify the Fund’s investment exposure and to make the Fund’s performance returns less volatile and more consistently profitable.

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

Index

Graham Alternative Investment Fund II LLC

Notes to Unaudited Consolidated Financial Statements (continued)

1. Organization and Business (continued)

The performance of the Fund is directly affected by the performance of GAIT; therefore these consolidated financial statements should be read in conjunction with the attached financial statements of GAIT.

Duties of the Manager

Subject to the terms and conditions of the LLC Agreement, the Manager has complete and exclusive responsibility for managing and administering the affairs of the Fund and for directing the investment and reinvestment of the assets of the Fund, GAI and GAIT.

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

Principles of Consolidation

The Fund owns 100% of GAI’s Blended Strategies Portfolio and as such these consolidated financial statements include all the accounts of the Fund and GAI’s Blended Strategies Portfolio. Intercompany transactions and balances have been eliminated in consolidation. Creditors of the Fund have recourse to all assets of the Fund for amounts due to them, while creditors of GAI would have recourse only to the assets of GAI.

Investment in Graham Alternative Investment Trading LLC

The Fund records its investment in GAIT at fair value based upon the Fund’s proportionate share of GAIT’s reported net asset value in accordance with U.S. GAAP. In determining its net asset value, GAIT records its investments in Master Funds at fair value based upon GAIT’s proportionate share of the Master Funds’ reported net asset value. The Fund records its proportionate share of GAIT’s investment income and loss, expenses, fees, and realized and unrealized gains and losses on a monthly basis and includes them in the statements of operations. Purchases and sales of units in GAIT are recorded on a trade date basis. The accounting policies of GAIT are described in its attached financial statements.

GAIT charges its investors, including the Fund, an advisory fee, administrator’s fee, brokerage fee (for 2012 periods only), sponsor fee and incentive allocation, all of which are described in detail in Note 4. The Fund does not charge any additional fees; however each investor in the Fund indirectly bears a portion of the advisory fee, brokerage fee, sponsor fee and incentive allocation charged by GAIT.

At June 30, 2013 and December 31, 2012, the Fund owned 41.96% and 35.41%, respectively of GAIT.

Index

Graham Alternative Investment Fund II LLC

Notes to Unaudited Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Fair Value

The fair value of the assets and liabilities of the Fund and GAIT, which qualify as financial instruments under U.S. GAAP, approximates the carrying amounts presented in the consolidated statements of financial condition. Changes in these carrying amounts are included in the consolidated statements of operations.

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
•
Level 2 inputs include quoted prices for similar assets and liabilities obtained from independent brokers and/or market makers in each security. With respect to the Fund’s investment in GAIT, Level 2 inputs include the net asset value of the underlying fund in which it holds an investment.

•	Level 3 inputs are those which are considered unobservable and are significant in arriving at fair value.

The Fund reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP. In accordance with this hierarchy, the Fund’s investment in GAIT has been classified as a Level 2 valuation. There were no Level 3 assets or liabilities held at any point during the six month period ended June 30, 2013 or the twelve month period ended December 31, 2012 by the Fund, GAIT, or the Master Funds, and there were no transfers between levels during those periods. Transfers between levels, if any, are recognized on the actual date of the event or change in circumstances that cause the transfer.

Indemnifications

In the normal course of business, the Fund, GAIT, Graham Cash Assets LLC (“Cash Assets”), and the Master Funds enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. The Fund’s maximum exposure under these arrangements is unknown; however, the Fund has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote.

3. Capital Accounts

The Fund offers two classes (each a “Class”) of Units (collectively the “Units”), being Class 0 Units and Class 2 Units. The Fund may issue additional Classes or Series in the future subject to different fees, expenses or other terms, or to invest in other investment programs or combinations of investment programs managed by the Manager.

Index

Graham Alternative Investment Fund II LLC

Notes to Unaudited Consolidated Financial Statements (continued)

3. Capital Accounts (continued)

A separate Capital Account is maintained for each Member with respect to each member’s Class of Units. The initial balance of each Member’s Capital Account is equal to the initial contribution to the Fund by such Member with respect to the Class and Series to which such Capital Account relates. Each Member’s Capital Account is increased by any additional subscription, and decreased by any redemption by such Member of Units of such Class to which the Capital Account relates. All income and expenses of the Fund are allocated among the Members’ Capital Accounts in proportion to the balance that each Capital Account bears to the balance of all Capital as of the beginning of such fiscal period.

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

Redemption Fees

Class 2 Units are subject to a redemption fee equal to 2% of their Net Asset Value if redeemed within six months from their subscription date and a redemption fee equal to 1% of their Net Asset Value if redeemed more than six and less than twelve months from their subscription date. Class 0 Units are not subject to a redemption fee. Redemption fees payable to the Manager upon redemption of Units from the proceeds of such redemption. Redemption fees of $0 and $7,459 were paid to the Manager for the six months ended June 30, 2013 and 2012, respectively, and are included as redemptions in the consolidated statements of changes in members’ capital.

Index

Graham Alternative Investment Fund II LLC

Notes to Unaudited Consolidated Financial Statements (continued)

4. Fees and Related Party Transactions

Advisory Fees

For the three and six months ended June 30, 2013 and 2012, each Class of GAIT other than Class M pays the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate equal to 1.75% and 2%, respectively, of the Net Asset Value of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is effected with respect to Units of such Class during the month.

Sponsor Fees

For the three and six months ended June 30, 2013 and 2012, each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate specified in the table below. This Sponsor Fee was payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee.  For the three and six months ended June 30, 2013 the Sponsor Fee listed below for Class 2 included a selling agent fee (the “Selling Agent Fee”) of 2%. The Selling Agent Fee compensates selling agents for initial and on-going services to the Fund.

Class	2013 Annual Rate	2012 Annual Rate

Class 0	0.75%	1.00%
Class 2	2.75%	1.00%

Incentive Allocation

At the end of each calendar quarter, the Manager of GAIT will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class of GAIT, as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced, effective as of the date of any redemption of any Units of such class, by multiplying the loss carryforward by the ratio that the amount of assets redeemed from such class bears to the net assets of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made to the Manager.

Brokerage Fees

For the three and six months ended June 30, 2012, each Class of GAIT other than Class M paid the Manager a brokerage fee (the “Brokerage Fee”) at an annual rate specified in the table below. This Brokerage Fee was payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee.

Class	Annual Rate

Class 0	2%
Class 2	4%

Index

Graham Alternative Investment Fund II LLC

Notes to Unaudited Consolidated Financial Statements (continued)

4. Fees and Related Party Transactions (continued)

Brokerage Fees (continued)

In consideration of the Brokerage Fee, the Manager assumed all of GAIT’s trading commissions (including exchange, clearing and regulatory fees relating to its trades), routine legal expenses, internal and external accounting, audit and tax preparation expenses, fees and expenses of an external or internal administrator, and expenses and costs of printing and mailing reports and notices, together with the costs incurred in connection with the organization of GAIT and the Fund and the continuous offering of Units. To the extent GAIT was allocated any of these expenses from the Master Funds in which they invested, the Manager reimbursed GAIT for those amounts. These reimbursements are included in commission reimbursements in GAIT’s statements of operations and managing member allocation. As a result, there is no impact to the Fund’s statement of operations.

As of January 1, 2013 GAIT eliminated the Brokerage Fee and GAIT began to absorb directly all costs previously covered by the Brokerage Fee.

Administrator’s Fee

For the six month period ended June 30, 2013, GAIT paid SEI a monthly administrator’s fee based on GAIT’s net asset value, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees allocated to the Fund by GAIT for the six month period ended June 30, 2013 and 2012 were $30,695 and $0, respectively.

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

Index

Graham Alternative Investment Fund II LLC

Notes to Unaudited Consolidated Financial Statements (continued)

6. Financial Highlights

The following is the per Unit operating performance calculation for the three month periods ended June 30, 2013 and 2012:

	Class 0	Class 2
Per share operating performance
Net asset value per unit, March 31, 2012	$126.14	$100.65
Net loss:
Net investment loss	(1.21)	(1.47)
Net loss on investments	(6.16)	(4.88)
Net loss	(7.37)	(6.35)
Net asset value per unit, June 30, 2012	$118.77	$94.30

Net asset value per unit, March 31, 2013	$122.47	$95.80
Net loss:
Net investment loss	(0.86)	(1.13)
Net loss on investments	(0.48)	(0.39)
Net loss	(1.34)	(1.52)
Net asset value per unit, June 30, 2013	$121.13	$94.28

The following represents ratios to average members’ capital and total return for the three month periods ended June 30, 2013 and 2012:

	Class 0		Class 2
	2013	2012	2013	2012

Total return before Incentive Allocation	(1.09)%	(5.84)%	(1.59)%	(6.31)%
Incentive Allocation	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	(1.09)%	(5.84)%	(1.59)%	(6.31)%

Net investment loss before Incentive Allocation	(0.70)%	(0.96)%	(1.18)%	(1.46)%
Incentive Allocation	0.00	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(0.70)%	(0.96)%	(1.18)%	(1.46)%

Total expenses before Incentive Allocation	0.74%	1.26%	1.22%	1.78%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	0.74%	1.26%	1.22%	1.78%

Index

Graham Alternative Investment Fund II LLC

Notes to Unaudited Consolidated Financial Statements (continued)

6. Financial Highlights (continued)

The following is the per Unit operating performance calculation for the six month periods ended June 30, 2013 and 2012:

	Class 0	Class 2
Per share operating performance
Net asset value per unit, December 31, 2011	$123.17	$98.77
Net loss:
Net investment loss	(2.41)	(2.95)
Net loss on investments	(1.99)	(1.52)
Net loss	(4.40)	(4.47)
Net asset value per unit, June 30, 2012	$118.77	$94.30

Net asset value per unit, December 31, 2012	$114.88	$90.29
Net income:
Net investment loss	(1.74)	(2.28)
Net gain on investments	7.99	6.27
Net income	6.25	3.99
Net asset value per unit, June 30, 2013	$121.13	$94.28

The following represents ratios to average members’ capital and total return for the six month periods ended June 30, 2013 and 2012:

	Class 0		Class 2
	2013	2012	2013	2012

Total return before Incentive Allocation	5.44%	(3.57)%	4.42%	(4.53)%
Incentive Allocation	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	5.44%	(3.57)%	4.42%	(4.53)%

Net investment loss before Incentive Allocation	(1.46)%	(1.96)%	(2.42)%	(2.99)%
Incentive Allocation	0.00	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(1.46)%	(1.96)%	(2.42)%	(2.99)%

Total expenses before Incentive Allocation	1.56%	2.54%	2.52%	3.57%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	1.56%	2.54%	2.52%	3.57%

Index

Graham Alternative Investment Fund II LLC

Notes to Unaudited Consolidated Financial Statements (continued)

6. Financial Highlights (continued)

Total return is calculated for Class 0 and Class 2 Units taken as a whole. Total return is calculated as the change in total members’ capital adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Brokerage Fees, Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for Class 0 and Class 2 Units taken as a whole and include net amounts allocated from GAIT. The computation of such ratios is based on the amount of net investment loss, expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of members’ capital for Class 0 and Class 2 Units of the Fund for the three and six month periods ended June 30, 2013 and 2012.

7. Subsequent Events

The Fund had subscriptions of approximately $0.6 million and redemptions of approximately $4.4 million through August 14, 2013, the date through which subsequent events were evaluated by management.  These amounts have not been included in the consolidated financial statements.

Index

Graham Alternative Investment Trading LLC

Statements of Financial Condition

	June 30, 2013 (Unaudited)	December 31, 2012 (Audited)
Assets
Investments in Master Funds, at fair value	$28,707,337	$47,870,899
Investment in Graham Cash Assets LLC, at fair value	179,696,303	241,839,538
Accrued commission reimbursements	–	165,510
Receivable from Master Funds	–	1,856
Total assets	$208,403,640	$289,877,803

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$5,208,620	$23,262,309
Accrued advisory fees	298,026	489,673
Accrued sponsor fees	197,390	244,837
Accrued brokerage fees	–	568,525
Accrued professional fees	302,676	–
Accrued administrator’s fees	21,987	–
Payable to Master Funds	18,365	6,476
Total liabilities	6,047,064	24,571,820

Members’ capital:
Class 0 Units (1,321,807.403 and 1,922,696.211 units issued and outstanding at $121.13 and $114.88 per unit, respectively)	160,114,328	220,876,439
Class 2 Units (438,900.390 and 483,129.319 units issued and outstanding at $94.28 and $90.29 per unit, respectively)	41,380,421	43,623,249
Class M Units (4,671.470 and 4,671.470 units issued and outstanding at $184.49 and $172.60 per unit, respectively)	861,827	806,295
Total members’ capital	202,356,576	265,305,983
Total liabilities and members’ capital	$208,403,640	$289,877,803

See accompanying notes.

Index

Graham Alternative Investment Trading LLC

Condensed Schedules of Investments

	June 30, 2013 (Unaudited)		December 31, 2012 (Audited)
Description	Fair Value	Percentage of Members’ Capital	Fair Value	Percentage of Members’ Capital

Investments in Master Funds, at fair value
Graham Commodity Strategies LLC	$6,268,603	3.10%	$16,324,504	6.15%
Graham Global Monetary Policy LLC	6,544,704	3.23%	7,258,710	2.74%
Graham K4D Trading Ltd.	15,894,030	7.86%	24,287,685	9.15%
Total investments in Master Funds	$28,707,337	14.19%	$47,870,899	18.04%

See accompanying notes.

Index

Graham Alternative Investment Trading LLC

Unaudited Statements of Operations and Managing Member Allocation

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net gain (loss) allocated from investments in Master Funds:
Net realized gain (loss) on investments	$5,978,274	$(11,717,406)	$26,251,922	$8,896,891
Net decrease in unrealized appreciation on investments	(5,250,626)	(6,613,866)	(6,111,576)	(12,211,680)
Brokerage commissions and fees	(354,064)	(899,863)	(831,625)	(1,991,193)
Net gain (loss) allocated from investments in Master Funds	373,584	(19,231,135)	19,308,721	(5,305,982)

Net investment loss allocated from investments in Master Funds	(10,544)	(1,717)	(16,501)	(37,665)

Investment income:
Interest income	109,104	195,327	233,266	412,959
Total investment income	109,104	195,327	233,266	412,959

Expenses:
Advisory fees	1,065,854	1,944,187	2,175,746	4,034,132
Sponsor fees	682,864	972,094	1,372,987	2,017,066
Brokerage fees	–	2,247,916	–	4,671,226
Administrator’s fees	79,753	–	162,594	–
Professional fees and other	51,900	4,245	441,174	7,565
Commission reimbursements	–	(899,863)	–	(1,991,192)
Total expenses	1,880,371	4,268,579	4,152,501	8,738,797
Net investment loss of the Fund	(1,771,267)	(4,073,252)	(3,919,235)	(8,325,838)

Net (loss) income	(1,408,227)	(23,306,104)	15,372,985	(13,669,485)

Incentive allocation	–	–	–	–

Net (loss) income available for pro-rata allocation to all members	$(1,408,227)	$(23,306,104)	$15,372,985	$(13,669,485)

See accompanying notes.

Index

Graham Alternative Investment Trading LLC

Unaudited Statements of Changes in Members’ Capital

For the six months ended June 30, 2013 and 2012

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2011	2,827,795.124	$348,287,779	688,937.679	$68,048,075	4,671.470	$822,214	$417,158,068
Subscriptions	73,385.932	9,124,683	27,719.628	2,756,894	–	–	11,881,577
Redemptions	(375,727.405)	(46,428,648)	(135,598.708)	(13,392,496)	–	–	(59,821,144)
Incentive allocation	–	–	–	–	–	–	–
Net loss	–	(11,040,559)	–	(2,619,570)	–	(9,356)	(13,669,485)
Members’ capital, June 30, 2012	2,525,453.651	$299,943,255	581,058.599	$54,792,903	4,671.470	$812,858	$355,549,016

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2012	1,922,696.211	$220,876,439	483,129.319	$43,623,249	4,671.470	$806,295	$265,305,983
Subscriptions	53,655.992	6,520,000	11,414.547	1,082,435	–	–	7,602,435
Redemptions	(654,544.800)	(80,628,297)	(55,643.476)	(5,296,530)	–	–	(85,924,827)
Incentive allocation	–	–	–	–	–	–	–
Net income	–	13,346,186	–	1,971,267	–	55,532	15,372,985
Members’ capital, June 30, 2013	1,321,807.403	$160,114,328	438,900.390	$41,380,421	4,671.470	$861,827	$202,356,576

See accompanying notes.

Index

Graham Alternative Investment Trading LLC

Unaudited Statements of Cash Flows

	Six Months Ended June 30,
	2013	2012
Cash flows provided by operating activities
Net income (loss)	$15,372,985	$(13,669,485)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net (income) loss allocated from investments in Master Funds	(19,292,220)	5,343,647
Net income allocated from investment in Graham Cash Assets LLC	(233,266)	(412,959)
Proceeds from sale of investments in Master Funds	180,787,067	374,752,376
Proceeds from sale of investments in Graham Cash Assets LLC	203,188,288	326,976,254
Investments in Master Funds	(142,317,540)	(351,353,489)
Investments in Graham Cash Assets LLC	(140,811,787)	(291,679,205)
Changes in assets and liabilities:
Accrued commission reimbursements	165,510	36,040
Accrued advisory fees	(191,647)	(129,976)
Accrued sponsor fees	(47,447)	(64,988)
Accrued brokerage fees	(568,525)	(154,572)
Accrued professional fees	302,676	-
Accrued administrator’s fees	21,987	-
Net cash provided by operating activities	96,376,081	49,643,643

Cash flows used in financing activities
Subscriptions	7,602,435	11,881,577
Redemptions	(103,978,516)	(61,525,220)
Net cash used in financing activities	(96,376,081)	(49,643,643)

Net change in cash and cash equivalents	-	-

Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Supplemental non cash operating activities

Purchases and proceeds related to investments in liquidated Master Funds consolidated into Graham Commodity Strategies LLC not included above for the six months ended June 30, 2012:  $1,362,929 (See Note 2)

See accompanying notes.

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements

June 30, 2013

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

Graham Alternative Investment Fund I LLC, Graham Alternative Investment Fund II LLC, Graham Alternative Investment III Ltd. (collectively the “Feeder Funds”), and the Manager are the primary investors of GAIT.

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

In accordance with this hierarchy, GAIT’s investments in Master Funds and Graham Cash Assets LLC (“Cash Assets”) have been classified as Level 2. These investments are discussed in Notes 3 and 4. There were no Level 3 assets or liabilities held at any point during the six months ended June 30, 2013 or the twelve months ended December 31, 2012 by GAIT, the Master Funds, or Cash Assets, and there were no transfers between levels during those periods. Transfers between levels, if any, are recognized on the actual date of the event or change in circumstances that cause the transfer.

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

Swap Contracts

The Master Funds may enter into various swap contracts in an attempt to take advantage of changes in interest rates and asset values. Certain of these swap contracts are traded through a central exchange and certain are traded over-the-counter. To the extent swap contracts are traded over-the-counter, such swap contracts are not guaranteed by an exchange or an affiliated clearing house or regulated by any U.S. or foreign government authorities. Failure of a counterparty to meet its obligation under the terms of the swap contract could result in the loss of any unrealized gains on open positions. It may not be possible to dispose of or close out a swap position without the consent of the counterparty, and the Master Fund may not be able to enter into an offsetting contract in order to cover its risk. Swaps are subject to the International Swap and Derivative Association (“ISDA”) Master Agreements which generally require among other things, that a Master Fund maintain a predetermined level of net assets, and provide limits with respect to any decline in the Master Fund’s net asset value over 1-month, 3-month and 12-month periods. If a Master Fund were to violate such provisions, the counterparty to the swaps could demand liquidation of outstanding swap positions.

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

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds

As of June 30, 2013 and December 31, 2012, GAIT invested in various Master Funds, all of which were managed by the Manager. GAIT’s investments in these Master Funds, as well as the investment objectives of each Master Fund, are summarized below. Master Funds in which GAIT invested 5% or more of its members’ capital are individually identified, while smaller investments are aggregated under the caption “Other Global Macro Funds.” The number of Master Funds included in each aggregated category is disclosed parenthetically next to each name. All of the Master Funds and GAIT are related parties. The Master Funds do not charge management or incentive fees and all offer monthly subscriptions and redemptions.

June 30, 2013
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (three months then ended)	Net Income (six months then ended)

Systematic Macro Funds
Graham K4D Trading Ltd.	7.86%	$15,894,030	$(7,695,281)	$5,638,549

Global Macro Funds
Other Global Macro Funds (2)	6.33%	12,813,307	8,058,321	13,653,671
	14.19%	$28,707,337	$363,040	$19,292,220

December 31, 2012
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Loss (three months ended June 30, 2012)	Net Loss (six months ended June 30, 2012)

Systematic Macro Funds
Graham K4D Trading Ltd.	9.15%	$24,287,685	$(8,679,106)	$(3,087,208)

Global Macro Funds
Graham Commodity Strategies LLC	6.15%	16,324,504	(17,090,957)	(7,188,480)
Other Global Macro Funds (5)	2.74%	7,258,710	6,537,211	4,932,041
	18.04%	$47,870,899	$(19,232,852)	$(5,343,647)

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the financial position of each Master Fund as of June 30, 2013:

	Graham Commodity Strategies LLC (Delaware)	Graham Global Monetary Policy LLC (Delaware)	Graham K4D Trading Ltd. (BVI)
Assets:
Due from brokers	$51,391,204	$120,435,263	$51,452,739
Fixed income securities, at fair value	14,999,620	-	124,996,832
Derivative financial instruments, at fair value	48,642,256	9,447,982	-
CME membership, at fair value	2,811,900	-	868,750
Total assets	117,844,980	129,883,245	177,318,321

Liabilities:
Derivative financial instruments, at fair value	2,663,031	5,075,410	22,912,093
Due to brokers	1,755,235	-	-
Total liabilities	4,418,266	5,075,410	22,912,093
Net assets	$113,426,714	$124,807,835	$154,406,228

Percentage of Master Fund held by GAIT	5.53%	5.24%	10.29%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

When multiple derivative contracts are held with the same counterparty, the Master Funds will net the contracts in an asset position with the contracts in a liability position when covered by a master netting agreement or similar arrangements, for presentation in the statements of financial condition. The table below displays the amounts at June 30, 2013 by which the fair values of both derivative assets and derivative liabilities were reduced within the Master Funds’ statements of financial condition as a result of this netting. Collateral pledged represents the further amounts by which derivative assets and liabilities could have been reduced on the statements of financial condition. The Master Funds elect to display the collateral amounts in due from (to) brokers on the statements of financial condition.

Description	Gross Amount	Gross Amount Offset in the Statements of Financial Condition	Net Amount Presented in the Statements of Financial Condition	Collateral (Received) / Pledged	Net Amount

Graham Commodity Strategies LLC
Derivative assets	$131,321,252	$(82,678,996)	$48,642,256	$1,755,235	$46,887,021
Derivative liabilities	(85,342,027)	82,678,996	(2,663,031)	(2,663,031)	–
	$45,979,225	$–	$45,979,225	$(907,796)	$46,887,021

Graham Global Monetary Policy LLC
Derivative assets	$46,774,762	$(37,326,780)	$9,447,982	$–	$9,447,982
Derivative liabilities	(42,402,190)	37,326,780	(5,075,410)	–	(5,075,410)
	$4,372,572	$–	$4,372,572	$–	$4,372,572

Graham K4D Trading Ltd.
Derivative assets	$64,755,572	$(64,755,572)	$–	$–	$–
Derivative liabilities	(87,667,665)	64,755,572	(22,912,093)	(22,912,093)	–
	$(22,912,093)	$–	$(22,912,093)	$(22,912,093)	$–

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of June 30, 2013:

Description	Principal Amount	Fair Value	Percentage of Net Assets of Master Fund
Graham Commodity Strategies LLC
Fixed income securities
Bonds (cost $14,998,294)
United States
U.S. Treasury bill 0.00% due 09/12/2013	$15,000,000	$14,999,620	13.22%
Total United States		14,999,620	13.22%
Total bonds		14,999,620	13.22%
Total fixed income securities		$14,999,620	13.22%

Derivative financial instruments
Long contracts
Futures
Commodity		$(1,044,520)	(0.92)%
Currency		447,340	0.39%
Foreign bond		(247)	0.00%
Foreign index		319,511	0.28%
Interest rate		1,976,759	1.75%
Total futures		1,698,843	1.50%

Swaps
Commodity		(26,195)	(0.02)%
Total swaps		(26,195)	(0.02)%

Forwards
Foreign currency		(6,718,967)	(5.92)%
Total forwards		(6,718,967)	(5.92)%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of June 30, 2013:

Description	Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham Commodity Strategies LLC (continued)
Derivative financial instruments (continued)
Long contracts (continued)
Options (cost $124,442,554)
Australian dollar / U.S. dollar 08/02/2013 Put $1.00	1	$17,277,412	15.24%
Australian dollar / U.S. dollar 10/03/2013 Call $1.10	1	3,642	0.00%
Other Australian dollar / U.S. dollar July 2013 – November 2013 Put $0.85 - $0.94	9	15,434,379	13.61%
Euro / U.S. dollar July 2013 Call $1.34 – $1.35	3	68,326	0.06%
Other Euro / U.S. dollar August 2013 – September 2013 Put $1.26 - $1.30	5	6,938,059	6.12%
U.S. dollar / Chinese Yuan 03/07/2013 Put $6.30	1	5,703,973	5.03%
Other U.S. dollar / Chinese Yuan August 2013 – March 2014 Put $6.22 - $6.30	3	7,553,074	6.66%
U.S. dollar / Japanese Yen 08/16/2013 Call $99.00	1	11,019,127	9.71%
U.S. dollar / Japanese Yen 09/06/2013 Call $102.00	1	6,797,453	5.99%
Other U.S. dollar / Japanese Yen July 2013 – August 2013 Call $97.50 - $110.00	8	11,331,865	9.99%
Other currency		14,710,204	12.97%
Commodity futures		2,736,220	2.41%
Foreign bond futures		507,737	0.45%
Interest rate futures		1,750,000	1.54%
10-Year U.S. Treasury Note July 2013 – September 2013 Put $123.00 - $128.50	9	10,657,813	9.40%
U.S. index futures		4,335,000	3.82%
Total options		116,824,284	103.00%

Short contracts
Futures
Commodity		(3,774,606)	(3.32)%
Foreign bond		49,716	0.04%
Foreign index		43,255	0.04%
Interest rate		(1,923,388)	(1.70)%
U.S. bond		(54,219)	(0.05)%
U.S. index		206,600	0.18%
Total futures		(5,452,642)	(4.81)%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of June 30, 2013:

Description	Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham Commodity Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts (continued)
Swaps
Commodity		$1,711,233	1.51%
Total swaps		1,711,233	1.51%

Forwards
Foreign currency		5,846,924	5.15%
Total forwards		5,846,924	5.15%

Options (proceeds $79,534,833)
Australian dollar / U.S. dollar 08/02/2013 Put $0.93	1	(9,902,428)	(8.73)%
Other Australian dollar / U.S. dollar July 2013 – October 2013 Put $0.80 – $0.94	7	(7,842,405)	(6.91)%
U.S. dollar / Chinese Yuan 03/07/2013 Put $6.30	1	(5,703,973)	(5.03)%
Other U.S. dollar / Chinese Yuan August 2013 – December 2013 Put $6.22 – $6.30	2	(2,057,146)	(1.81)%
U.S. dollar / Japanese Yen 08/16/2013 Call $99.00	1	(11,019,127)	(9.71)%
Other U.S. dollar / Japanese Yen July 2013 – September 2013 Call $100.00 – $110.00	9	(11,930,332)	(10.53)%
Other currency		(9,402,890)	(8.29)%
Commodity futures		(86,000)	(0.08)%
Foreign bond futures		(312,454)	(0.28)%
Interest rate futures		(1,125,000)	(0.99)%
U.S. bond futures		(6,578,125)	(5.80)%
U.S. index futures		(1,944,375)	(1.71)%
Total options		(67,904,255)	(59.87)%
Total derivative financial instruments		$45,979,225	40.54%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of June 30, 2013:

Description	Notional Amount / Number of Contracts		Fair Value	Percentage of Net Assets of Master Fund
Graham Global Monetary Policy LLC
Derivative financial instruments
Long contracts
Futures
Commodity			$982,220	0.79%
Foreign index			(16,859)	(0.01)%
Interest rate			(5,700,189)	(4.58)%
U.S. bond			(328,126)	(0.26)%
Total futures			(5,062,954)	(4.06)%

Forwards
Brazilian Real / U.S. dollar 07/02/13	BRL	1,037,086,700	(19,056,252)	(15.27)%
Other Brazilian Real / U.S. dollar 07/02/13	BRL	56,162,500	223,206	0.18%
Other foreign currency			(1,933,658)	(1.55)%
Total forwards			(20,766,704)	(16.64)%

Options (cost $2,038,836)
Foreign currency			1,632,174	1.31%
Total options			1,632,174	1.31%

Short contracts
Futures
Commodity			(180,750)	(0.14)%
Foreign bond			1,587,818	1.27%
Foreign index			(763,942)	(0.61)%
90-Day Eurodollar December 2015		(3,500)	11,892,713	9.52%
Other 90-Day Eurodollar June 2016		(2,500)	5,800,000	4.65%
Other interest rate			142,770	0.11%
U.S. bond			(277,641)	(0.22)%
U.S. index			44,875	0.04%
Total futures			18,245,843	14.62%

Forwards
Brazilian Real / U.S. dollar 07/02/13	BRL	(929,819,200)	16,151,183	12.94%
Other Brazilian Real / U.S. dollar 07/02/13	BRL	(56,162,500)	(245,577)	(0.20)%
Other foreign currency			13,480	0.01%
Total forwards			15,919,086	12.75%

Options (proceeds $6,494,339)
Foreign currency			(5,594,873)	(4.48)%
Total options			(5,594,873)	(4.48)%
Total derivative financial instruments			$4,372,572	3.50%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of June 30, 2013:

Description	Principal Amount / Number of Contracts / Notional Amount		Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd.
Fixed income securities
Bonds (cost $124,987,361)
United States
U.S. Treasury bill 0.00% due 09/12/2013		$125,000,000	$124,996,832	80.95%
Total United States			124,996,832	80.95%
Total bonds			124,996,832	80.95%
Total fixed income securities			$124,996,832	80.95%

Derivative financial instruments
Long contracts
Futures
LME Copper September 2013		299	$(3,998,898)	(2.59)%
Other commodity			(6,368,725)	(4.12)%
Currency			(86,450)	(0.06)%
Canadian 10-Year Bond September 2013		2,197	(10,955,495)	(7.10)%
Other foreign bond			(12,743,120)	(8.25)%
Foreign index			(7,538,813)	(4.88)%
Interest rate			(2,698,490)	(1.75)%
U.S. bond			(5,006,566)	(3.24)%
U.S. index			(7,307,811)	(4.73)%
Total futures			(56,704,368)	(36.72)%

Forwards
Euro / U.S. dollar 09/18/13	EUR	293,714,837	(8,952,894)	(5.80)%
Other foreign currency			(14,900,175)	(9.65)%
Total forwards			(23,853,069)	(15.45)%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of June 30, 2013:

Description	Number of Contracts / Notional Amount		Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd. (continued)
Derivative financial instruments (continued)
Short contracts
Futures
LME Copper September 2013		(916)	$11,006,814	7.13%
Other commodity			32,002,199	20.73%
Currency			(2,063,502)	(1.34)%
Foreign bond			509,367	0.33%
Foreign index			(1,933,171)	(1.25)%
Interest rate			1,024,172	0.66%
U.S. bond			410,926	0.27%
U.S. index			38,000	0.02%
Total futures			40,994,805	26.55%

Forwards
U.S. dollar / Japanese Yen 09/18/13	JPY	(23,699,426,166)	9,337,323	6.04%
Other foreign currency			7,313,216	4.74%
Total forwards			16,650,539	10.78%
Total derivative financial instruments			$(22,912,093)	(14.84)%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the fair value classification of each investment type by Master Fund before the effects of netting as of June 30, 2013:

	Graham Commodity Strategies LLC	Graham Global Monetary Policy LLC	Graham K4D Trading Ltd.
Assets
Level 1:
Commodity futures	$2,605,129	$1,287,020	$43,476,954
Commodity futures options	2,736,220	-	-
Commodity futures swaps	1,768,718	-	-
Currency futures	447,340	-	260,678
Equity securities	2,811,900	-	868,750
Foreign bond futures	66,852	1,587,818	665,254
Foreign bond futures options	507,737	-	-
Foreign index futures	362,766	-	1,930,838
Interest rate futures	2,220,863	17,988,227	1,024,172
Interest rate futures options	1,750,000	-	-
U.S. bond futures	-	320,453	410,926
U.S. bond futures options	10,657,813	-	-
U.S. index futures	259,725	44,875	38,000
U.S. index futures options	4,335,000	-	-
Total Level 1	30,530,063	21,228,393	48,675,572

Level 2:
Fixed income securities	14,999,620	-	124,996,832
Foreign currency forwards	6,765,576	23,914,195	16,948,750
Foreign currency options	96,837,514	1,632,174	-
Total Level 2	118,602,710	25,546,369	141,945,582
Total assets	$149,132,773	$46,774,762	$190,621,154
Liabilities
Level 1:
Commodity futures	$(7,424,255)	$(485,550)	$(10,835,564)
Commodity futures options	(86,000)	-	-
Commodity futures swaps	(83,680)	-	-
Currency futures	-	-	(2,410,630)
Foreign bond futures	(17,383)	-	(23,854,502)
Foreign bond futures options	(312,454)	-	-
Foreign index futures	-	(780,801)	(11,402,822)
Interest rate futures	(2,167,492)	(5,852,933)	(2,698,490)
Interest rate futures options	(1,125,000)	-	-
U.S. bond futures	(54,219)	(926,220)	(5,006,566)
U.S. bond futures options	(6,578,125)	-	-
U.S. index futures	(53,125)	-	(7,307,811)
U.S. index futures options	(1,944,375)	-	-
Total Level 1	(19,846,108)	(8,045,504)	(63,516,385)

Level 2:
Foreign currency forwards	(7,637,619)	(28,761,813)	(24,151,280)
Foreign currency options	(57,858,301)	(5,594,873)	-
Total Level 2	(65,495,920)	(34,356,686)	(24,151,280)
Total liabilities	$(85,342,028)	$(42,402,190)	$(87,667,665)

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities based on their notional amounts and number of contracts and fair value of derivative contracts held by the Master Funds at June 30, 2013 categorized by primary underlying risk and is representative of the Derivative Instruments held by the Master Funds throughout the period. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade futures and options on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT. Amounts presented below as collateral balances supporting all derivative positions are included in due from brokers and fixed income securities on the Master Funds’ statements of financial condition.

	Graham Commodity Strategies LLC
	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$661,221,465	27,235	$(744,857,251)	(8,534)	$2,605,129	$(7,424,255)
Swaps	300,158	31	(13,412,470)	(1,364)	1,768,718	(83,680)
Options (a)	30,675,206	11,804	(11,459,385)	(1,000)	2,736,220	(86,000)
	692,196,829	39,070	(769,729,106)	(10,898)	7,110,067	(7,593,935)

Equity price
Futures	8,633,728	125	(82,713,767)	(926)	622,491	(53,125)
Options (a)	70,065,234	6,350	(75,318,007)	(3,050)	4,335,000	(1,944,375)
	78,698,962	6,475	(158,031,774)	(3,976)	4,957,491	(1,997,500)

Foreign currency exchange rate
Forwards	212,202,647	N/A	(824,055,388)	N/A	6,765,576	(7,637,619)
Futures	41,688,005	500	-	-	447,340	-
Options (a)	2,221,515,294	74	(2,920,036,491)	(50)	96,837,514	(57,858,301)
	2,475,405,946	574	(3,744,091,879)	(50)	104,050,430	(65,495,920)

Interest rate
Futures	2,582,315,918	10,119	(1,941,747,223)	(8,003)	2,287,715	(2,239,094)
Options (a)	2,160,545,257	28,100	(2,927,536,159)	(30,100)	12,915,550	(8,015,579)
	4,742,861,175	38,219	(4,869,283,382)	(38,103)	15,203,265	(10,254,673)
Total	$7,989,162,912	84,338	$(9,541,136,141)	(53,027)	$131,321,253	$(85,342,028)

(a) Notional amounts for options are based on the delta-adjusted positions.

Collateral balances supporting all derivative positions						$64,635,589

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities based on their notional amounts and number of contracts and fair value of derivative contracts held by the Master Funds at June 30, 2013 categorized by primary underlying risk and is representative of the Derivative Instruments held by the Master Funds throughout the period. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade futures and options on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT. Amounts presented below as collateral balances supporting all derivative positions are included in due from brokers and fixed income securities on the Master Funds’ statements of financial condition.

	Graham Global Monetary Policy LLC
	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$31,168,100	355	$(10,982,500)	(130)	$1,287,020	$(485,550)
	31,168,100	355	(10,982,500)	(130)	1,287,020	(485,550)

Equity price
Futures	31,114,520	120	(133,323,732)	(1,930)	44,875	(780,801)
	31,114,520	120	(133,323,732)	(1,930)	44,875	(780,801)

Foreign currency exchange rate
Forwards	3,174,158,472	N/A	(5,300,870,650)	N/A	23,914,195	(28,761,813)
Options (a)	107,975,762	14	(278,406,308)	(11)	1,632,174	(5,594,873)
	3,282,134,234	14	(5,579,276,958)	(11)	25,546,369	(34,356,686)

Interest rate
Futures	2,061,936,963	8,955	(3,687,586,953)	(10,882)	19,896,498	(6,779,153)
	2,061,936,963	8,955	(3,687,586,953)	(10,882)	19,896,498	(6,779,153)
Total	$5,406,353,817	9,444	$(9,411,170,143)	(12,953)	$46,774,762	$(42,402,190)

(a) Notional amounts for options are based on the delta-adjusted positions.

Collateral balances supporting all derivative positions						$120,435,263

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities based on their notional amounts and number of contracts and fair value of derivative contracts held by the Master Funds at June 30, 2013 categorized by primary underlying risk and is representative of the Derivative Instruments held by the Master Funds throughout the period. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade futures and options on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT. Amounts presented below as collateral balances supporting all derivative positions are included in due from brokers and fixed income securities on the Master Funds’ statements of financial condition.

	Graham K4D Trading Ltd.
	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$242,510,288	3,573	$(902,372,676)	(16,613)	$43,476,954	$(10,835,564)
	242,510,288	3,573	(902,372,676)	(16,613)	43,476,954	(10,835,564)

Equity price
Futures	971,762,614	11,319	(128,746,842)	(2,512)	1,968,838	(18,710,633)
	971,762,614	11,319	(128,746,842)	(2,512)	1,968,838	(18,710,633)

Foreign currency exchange rate
Forwards	1,757,975,052	N/A	(689,494,907)	N/A	16,948,750	(24,151,280)
Futures	4,109,050	31	(103,311,920)	(1,137)	260,678	(2,410,630)
	1,762,084,102	31	(792,806,827)	(1,137)	17,209,428	(26,561,910)

Interest rate
Futures	5,540,365,297	24,279	(1,709,977,096)	(10,501)	2,100,352	(31,559,558)
	5,540,365,297	24,279	(1,709,977,096)	(10,501)	2,100,352	(31,559,558)
Total	$8,516,722,301	39,202	$(3,533,903,441)	(30,763)	$64,755,572	$(87,667,665)

Collateral balances supporting all derivative positions						$176,449,571

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the results of operations of each Master Fund for the three and six month periods ended June 30, 2013:

	Three Months Ended June 30, 2013
	Graham Commodity Strategies LLC (Delaware)	Graham Global Monetary Policy LLC (Delaware)	Graham K4D Trading Ltd. (BVI)

Net investment income (loss)	$448	$(6,039)	$8,643

Net realized gain (loss) on investments	91,241,984	24,623,031	(23,949,535)
Net increase (decrease) in unrealized appreciation on investments	13,045,100	4,590,158	(53,248,988)
Brokerage commissions and fees	(3,665,376)	(1,282,761)	(530,290)
Net gain (loss) on investments	100,621,708	27,930,428	(77,728,813)
Net income (loss)	$100,622,156	$27,924,389	$(77,720,170)

	Six Months Ended June 30, 2013
	Graham Commodity Strategies LLC (Delaware)	Graham Global Monetary Policy LLC (Delaware)	Graham K4D Trading Ltd. (BVI)

Net investment income (loss)	$19,769	$(15,972)	$14,370

Net realized gain on investments	139,894,780	75,727,447	73,957,517
Net decrease in unrealized appreciation on investments	(1,018,887)	(4,765,587)	(48,082,370)
Brokerage commissions and fees	(8,388,356)	(2,005,212)	(1,016,651)
Net gain on investments	130,487,537	68,956,648	24,858,496
Net income	$130,507,306	$68,940,676	$24,872,866

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the gains and losses on all financial instruments held by the Master Funds reported in net realized gain on investments and net increase (decrease) in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the three month period ended June 30, 2013:

	Graham Commodity Strategies LLC	Graham Global Monetary Policy LLC	Graham K4D Trading Ltd.
Commodity price
Futures	$9,393,611	$5,684,233	$63,089,562
Options	(377,470)	-	-
Swaps	1,429,803	-	-
	10,445,944	5,684,233	63,089,562
Equity price
Equities	446,200	-	13,500
Futures	(584,447)	5,691,126	23,361,180
Options	(1,363,638)	-	-
	(1,501,885)	5,691,126	23,374,680
Foreign currency exchange rate
Forwards	45,166,353	(17,802,149)	(59,021,994)
Futures	(2,568,130)	-	(7,653,007)
Options	25,308,683	7,324,736	-
	67,906,906	(10,477,413)	(66,675,001)
Interest rate
Bonds	6,941	-	23,507
Futures	19,620,877	29,080,868	(97,011,271)
Options	7,808,301	(765,625)	-
Swaps	-	-	-
	27,436,119	28,315,243	(96,987,764)
Total	$104,287,084	$29,213,189	$(77,198,523)

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the gains and losses on all financial instruments held by the Master Funds reported in net realized gain (loss) on investments and net increase (decrease) in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the six month period ended June 30, 2013:

	Graham Commodity Strategies LLC	Graham Global Monetary Policy LLC	Graham K4D Trading Ltd.
Commodity price
Futures	$(21,035,625)	$(1,630,722)	$45,684,832
Options	(2,338,350)	-	-
Swaps	3,055,361	-	(577,404)
	(20,318,614)	(1,630,722)	45,107,428
Equity price
Equities	811,600	-	75,494
Futures	1,304,580	16,131,909	124,864,832
Options	(1,326,450)	(508,058)	-
	789,730	15,623,851	124,940,326
Foreign currency exchange rate
Forwards	91,581,564	28,566,067	(52,039,673)
Futures	(2,980,505)	-	(4,263,191)
Options	40,553,572	6,075,574	-
	129,154,631	34,641,641	(56,302,864)
Interest rate
Bonds	15,767	-	45,573
Futures	21,675,145	23,859,845	(87,915,316)
Options	7,207,111	(1,532,755)	-
Swaps	352,123	-	-
	29,250,146	22,327,090	(87,869,743)
Total	$138,875,893	$70,961,860	$25,875,147

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

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

When multiple derivative contracts are held with the same counterparty, the Master Funds will net the contracts in an asset position with the contracts in a liability position when covered by a master netting agreement or similar arrangements, for presentation in the statements of financial condition. The table below displays the amounts at December 31, 2012 by which the fair values of both derivative assets and derivative liabilities were reduced within the Master Funds’ statements of financial condition as a result of this netting. Collateral pledged represents the further amounts by which derivative assets and liabilities could have been reduced on the statements of financial condition. The Master Funds elect to display the amounts in due from (to) brokers on the statements of financial condition.

Description	Gross Amount	Gross Amount Offset in the Statements of Financial Condition	Net Amount Presented in the Statements of Financial Condition	Collateral (Received) / Pledged	Net Amount

Graham Commodity Strategies LLC
Derivative assets	$199,106,163	$(164,236,937)	$34,869,226	$–	$34,869,226
Derivative liabilities	(181,269,655)	164,236,937	(17,032,718)	17,032,718	–
	$17,836,508	$–	$17,836,508	$17,032,718	$34,869,226

Graham Global Monetary Policy LLC
Derivative assets	$43,728,176	$(30,252,661)	$13,475,515	$–	$13,475,515
Derivative liabilities	(32,202,955)	30,252,661	(1,950,294)	1,950,294	–
	$11,525,221	$–	$11,525,221	$1,950,294	$13,475,515

Graham K4D Trading Ltd.
Derivative assets	$66,291,346	$(40,867,230)	$25,424,116	$1,750,659	$23,673,457
Derivative liabilities	(40,867,230)	40,867,230	–	–	–
	$25,424,116	$–	$25,424,116	$1,750,659	$23,673,457

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2012.

Description	Principal Amount / Notional Amount / Number of Contracts		Fair Value	Percentage of Net Assets of Master Fund
Graham Commodity Strategies LLC
Fixed income securities
Bonds (cost $49,989,111)
United States
U.S. Treasury bill 0.00% due 03/14/13		$50,000,000	$49,996,302	27.16%
Total United States			49,996,302	27.16%
Total bonds			49,996,302	27.16%
Total fixed income securities			$49,996,302	27.16%

Derivative financial instruments
Long contracts
Futures
Brent Crude March 2013 - September 2013		9,543	14,516,600	7.89%
Natural Gas May 2013		7,931	(14,959,620)	(8.13)%
Natural Gas July 2013		6,351	(11,052,940)	(6.00)%
Other Natural Gas February 2013 - January 2014		11,510	(4,945,000)	(2.69)%
Wheat March 2013 - December 2013		8,992	(7,496,000)	(4.07)%
WTI Crude April 2013		6,643	10,201,020	5.54%
WTI Crude November 2013		1,999	(12,183,290)	(6.62)%
WTI Crude January 2014		1,999	(11,361,590)	(6.17)%
Other WTI Crude February 2013 - June 2014		8,570	13,477,380	7.32%
Other commodity			(24,499,577)	(13.31)%
Total futures			(48,303,017)	(26.24)%

Swaps
Commodity futures			(162,119)	(0.09)%
Total swaps			(162,119)	(0.09)%

Forwards
Japanese Yen / U.S. dollar 01/04/13	JPY	180,218,436,000	(15,289,285)	(8.31)%
Japanese Yen / U.S. dollar 01/07/13	JPY	73,665,968,900	(5,778,001)	(3.14)%
Other foreign currency			1,376,864	0.75%
Total forwards			(19,690,422)	(10.70)%

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
Graham Commodity Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Brent Crude February 2013 - December 2014		(8,330)	$(10,374,090)	(5.64)%
Natural Gas March 2013		(5,467)	16,116,840	8.76%
Natural Gas April 2013		(10,618)	27,581,820	14.99%
Other Natural Gas February 2013 - April 2014		(9,670)	5,062,300	2.75%
Wheat March 2013 - July 2013		(8,999)	8,924,988	4.85%
WTI Crude March 2013		(5,663)	(9,638,060)	(5.24)%
WTI Crude June 2013		(3,787)	(12,403,880)	(6.74)%
Other WTI Crude February 2013 - December 2015		(10,649)	(15,529,960)	(8.44)%
Other commodity			22,886,444	12.44%
U.S. bond			45,313	0.02%
U.S. index			7,500	0.00%
Total futures			32,679,215	17.75%

Swaps
Commodity futures			59,748	0.03%
Total swaps			59,748	0.03%

Forwards
U.S. dollar / Japanese Yen 01/04/13	JPY	(179,649,983,200)	21,846,045	11.87%
U.S. dollar / Japanese Yen 01/07/13	JPY	(186,460,696,800)	14,713,710	7.99%
U.S. dollar / Japanese Yen 01/07/13	JPY	(2,602,098,000)	(14,672)	(0.01)%
Other foreign currency			(798,071)	(0.43)%
Total forwards			35,747,012	19.42%

Options
Natural Gas Futures April 2013 Put $3.00		(250)	(182,500)	(0.10)%
Natural Gas Futures February 2013 - January 2015 Call $0.10 - $5.50		(3,350)	(979,700)	(0.53)%
Other commodity			(21,000)	(0.01)%
Currency			(5,242,064)	(2.84)%
U.S. bond			(164,063)	(0.09)%
Total options			(6,589,327)	(3.57)%

Total derivative financial instruments			$17,836,508	9.69%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2012.

Description		Notional Amount	Fair Value	Percentage of Net Assets of Master Fund
Graham Global Monetary Policy LLC
Derivative financial instruments
Long contracts
Futures
Foreign bond			$145,741	0.17%
Foreign index			2,401,384	2.73%
Interest rate			(1,575,000)	(1.79)%
Total futures			972,125	1.11%

Forwards
Brazilian Real / U.S. dollar 01/03/13	BRL	838,687,500	10,278,835	11.71%
Chinese Yuan / U.S. dollar 01/03/13 - 06/27/13			4,523,387	5.15%
Mexican Peso / U.S. dollar 01/02/13 - 01/03/13			7,159,228	8.16%
Other foreign currency			(963,799)	(1.10)%
Total forwards			20,997,651	23.92%

Options
Interest rate			625,000	0.71%
U.S. index			158,750	0.18%
Foreign currency			529,605	0.61%
Total options			1,313,355	1.50%

Short contracts
Futures
Foreign index			(328,287)	(0.37)%
Foreign bond			492,734	0.56%
Interest rate			2,371,123	2.70%
U.S. bond			759,204	0.86%
Total futures			3,294,774	3.75%

Forwards
U.S. dollar / Brazilian Real 01/03/13	BRL	(838,687,500)	(6,955,653)	(7.92)%
Other foreign currency			(4,833,382)	(5.51)%
Total forwards			(11,789,035)	(13.43)%

Options
Interest rate			(468,750)	(0.53)%
Foreign currency			(2,794,899)	(3.19)%
Total options			(3,263,649)	(3.72)%

Total derivative financial instruments			$11,525,221	13.13%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2012.

Description	Principal Amount / Notional Amount / Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd.
Fixed income securities
Bonds (cost $124,963,438)
United States
U.S. Treasury bill 0.00% due 03/14/13	$125,000,000	$124,990,755	69.66%
Total United States		124,990,755	69.66%
Total bonds		124,990,755	69.66%
Total fixed income securities		$124,990,755	69.66%

Derivative financial instruments
Long contracts
Futures
Nikkei 225 Index March 2013	2,254	11,197,084	6.24%
Topix Index March 2013	1,383	11,116,231	6.20%
Other foreign index		(1,641,221)	(0.92)%
Commodity		40,893	0.02%
Currency		19,615	0.01%
Interest rate		989,629	0.55%
Foreign bond		3,888,306	2.17%
U.S. bond		372,289	0.21%
U.S. index		345,055	0.19%
Total futures		26,327,881	14.67%

Forwards
Foreign currency		(1,692,952)	(0.94)%
Total forwards		(1,692,952)	(0.94)%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2012.

Description		Notional Amount	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd. (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Foreign index			$(73,012)	(0.04)%
Commodity			(7,643,113)	(4.27)%
Currency			1,060,981	0.59%
Interest rate			(39,202)	(0.02)%
Foreign bond			(241,205)	(0.13)%
U.S. bond			243,652	0.14%
U.S. index			(353,828)	(0.20)%
Total futures			(7,045,727)	(3.93)%

Forwards
U.S. dollar / Japanese Yen 03/21/13	JPY	(24,575,106,969)	9,839,401	5.48%
U.S. dollar / Japanese Yen 01/04/13 - 01/07/13	JPY	(2,181,627,007)	105,135	0.06%
Other foreign currency			(2,109,622)	(1.17)%
Total forwards			7,834,914	4.37%

Total derivative financial instruments			$25,424,116	14.17%

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

	Graham Global Monetary Policy LLC
	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$-	-	$-	-	$-	$-
Options (a)	-	-	-	-	-	-
Swaps	-	-	-	-	-	-
	-	-	-	-	-	-

Equity price
Futures	41,877,970	450	(9,872,405)	(165)	2,401,384	(328,287)
Options (a)	-	-	(6,152,186)	(1,500)	158,750	-
	41,877,970	450	(16,024,591)	(1,665)	2,560,134	(328,287)

Foreign currency exchange rate
Forwards	3,622,783,412	N/A	(3,613,574,796)	N/A	36,251,151	(27,042,535)
Options (a)	197,455,675	10	(259,686,600)	(11)	529,605	(2,794,899)
	3,820,239,087	10	(3,873,261,396)	(11)	36,780,756	(29,837,434)

Interest rate
Futures	2,689,682,667	10,913	(4,622,750,125)	(19,386)	3,762,286	(1,568,484)
Options (a)	289,162,168	5,000	(370,156,922)	(5,000)	625,000	(468,750)
	2,978,844,835	15,913	(4,992,907,047)	(24,386)	4,387,286	(2,037,234)
Total	$6,840,961,892	16,373	$(8,882,193,034)	(26,062)	$43,728,176	$(32,202,955)

(a) Notional amounts for options are based on the delta-adjusted positions.

Collateral balances supporting all derivative positions						$76,261,597

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

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the gains and losses on all financial instruments held by the Master Funds reported in net realized gain (loss) and net increase (decrease) in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the three month period ended June 30, 2012:

	Graham Commodity Strategies LLC	Graham Energy Focus LLC *	Graham Energy Fundamental LLC **	Graham Fed Policy Ltd. **	Graham Global Monetary Policy LLC	Graham K4D Trading Ltd.	Graham Macro Directional LLC ***	Graham Macro Technical Ltd. ***
Commodity price
Futures	$(97,519,084)	$-	$9,291	$-	$(1,051,541)	$(41,925,318)	$(224,874)	$109,160
Options	530,140	-	26,720	-	-	-	-	21,500
Swaps	(1,877,942)	-	5,500	-	-	(6,177,617)	-	-
	(98,866,886)	-	41,511	-	(1,051,541)	(48,102,935)	(224,874)	130,660
Equity price
Futures	2,966,943	-	-	19,063	5,343,937	(114,428,652)	5,153,677	532,447
CME Membership	(190,020)	-	-	-	-	(64,350)	-	-
Options	(90,000)	-	-	-	-	-	-	(100,625)
	2,686,923	-	-	19,063	5,343,937	(114,493,002)	5,153,677	431,822
Foreign currency exchange rate
Futures	-	-	-	-	-	(5,370,383)	-	-
Forwards	(39,262,774)	-	-	-	(13,115,314)	(23,611,302)	36,511,841	918,648
Options	(1,904,731)	-	-	-	(5,119,032)	-	1,335,000	335,283
	(41,167,505)	-	-	-	(18,234,346)	(28,981,685)	37,846,841	1,253,931
Interest rate
Futures	129,398	-	-	6,925,759	14,223,938	131,920,076	7,295,130	(181,597)
Options	2,379,314	-	-	365,485	(125,000)	-	(265,625)	(179,742)
Treasury bills	3,431	-	-	-	-	39,361	-	-
	2,512,143	-	-	7,291,244	14,098,938	131,959,437	7,029,505	(361,339)
Total	$(134,835,325)	$-	$41,511	$7,310,307	$156,988	$(59,618,185)	$49,805,149	$1,455,074

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

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the gains and losses on all financial instruments held by the Master Funds reported in net realized gain (loss) and net increase (decrease) in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the six month period ended June 30, 2012:

	Graham Commodity Strategies LLC	Graham Energy Focus LLC *	Graham Energy Fundamental LLC **	Graham Fed Policy Ltd. **	Graham Global Monetary Policy LLC	Graham K4D Trading Ltd.	Graham Macro Directional LLC ***	Graham Macro Technical Ltd. ***
Commodity price
Futures	$(12,951,098)	$12,682,853	$1,464,936	$-	$1,342,122	$(18,381,457)	$(865,110)	$174,280
Options	530,140	789,330	(26,230)	-	-	-	-	3,050
Swaps	2,260,367	(11,744,944)	23,500	-	-	(4,821,816)	-	-
	(10,160,591)	1,727,239	1,462,206	-	1,342,122	(23,203,273)	(865,110)	177,330
Equity price
Futures	(7,284,512)	(141,250)	-	17,313	4,346,549	4,341,089	1,981,489	754,753
CME Membership	(152,260)	-	-	-	-	(82,350)	-	-
Options	(90,000)	-	-	-	-	-	-	(248,800)
	(7,526,772)	(141,250)	-	17,313	4,346,549	4,258,739	1,981,489	505,953
Foreign currency exchange rate
Futures	2,985,380	-	-	-	-	(14,670,367)	-	(25)
Forwards	(39,829,652)	-	-	-	(10,596,185)	(48,907,752)	33,756,168	1,033,665
Options	(1,904,731)	-	-	-	(5,006,589)	-	1,335,000	375,203
	(38,749,003)	-	-	-	(15,602,774)	(63,578,119)	35,091,168	1,408,843
Interest rate
Futures	(279,874)	-	-	(4,431,351)	16,889,448	61,714,824	4,218,861	(144,332)
Options	2,379,314	-	-	3,235,874	-	-	(265,625)	(81,232)
Treasury bills	10,111	-	-	-	(125,000)	56,194	-	-
	2,109,551	-	-	(1,195,477)	16,764,448	61,771,018	3,953,236	(225,564)
Total	$(54,326,815)	$1,585,989	$1,462,206	$(1,178,164)	$6,850,345	$(20,751,635)	$40,160,783	$1,866,562

* For the period from January 1, 2012 to February 29, 2012 (date of dissolution)

** For the period from January 1, 2012 to May 29, 2012 (date of dissolution)

*** For the period from January 1, 2012 to May 30, 2012 (date of dissolution)

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC

GAIT invests a portion of its excess liquidity in Cash Assets, an entity for which the Manager is also the sole investment advisor. Cash Assets commenced operations on June 22, 2005, and was formed as a Delaware Limited Liability Company for the purpose of consolidating investment activity of multiple funds managed by the Manager. Its objective is to preserve capital while enhancing return on cash balances and providing daily liquidity. It invests in debt obligations guaranteed by the U.S. federal government which range in maturity from one to twenty-four months. Cash Assets also maintains cash and cash equivalents on deposit with major U.S. institutions. Cash Assets values all fixed income securities at amortized cost which approximates fair value. GAIT’s investment in Cash Assets is valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP based upon GAIT’s proportionate share of Cash Assets’ reported net asset value. GAIT records its proportionate share of Cash Assets’ investment income and expenses on a monthly basis. For the three months ended June 30, 2013, the total amount recognized by GAIT with respect to its investment in Cash Assets was $109,104. For the six months ended June 30, 2013, the total amount recognized by GAIT with respect to its investment in Cash Assets was $233,266. For the three months ended June 30, 2012, the total amount recognized by GAIT with respect to its investment in Cash Assets was $195,327. For the six months ended June 30, 2012, the total amount recognized by GAIT with respect to its investment in Cash Assets was $412,959. These amounts are included in interest income in the statements of operations and managing member allocation. At June 30, 2013 and December 31, 2012, GAIT owned approximately 4.26% and 6.02%, respectively, of Cash Assets. The following table summarizes the financial position of Cash Assets as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Assets:
Cash and cash equivalents	$1,131,031,513	$968,228,634
Investments in fixed income securities (cost $3,079,440,928 and $3,041,387,608, respectively)	3,079,440,928	3,041,387,608
Accrued interest receivable	7,003,899	5,989,305
Total assets	4,217,476,340	4,015,605,547

Liabilities:
Other liabilities	34,794	9,300
Total liabilities	34,794	9,300
Net assets	$4,217,441,546	$4,015,596,247

The following table summarizes the results of operations of Cash Assets for the three and six month periods ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Investment income
Interest income	$2,113,258	$2,489,709	$4,240,391	$4,851,561
Total investment income	2,113,258	2,489,709	4,240,391	4,851,561

Expenses:
Bank fee expense	25,311	37,534	58,964	61,637
Total expenses	25,311	37,534	58,964	61,637
Net investment income	2,087,947	2,452,175	4,181,427	4,789,924
Net income	$2,087,947	$2,452,175	$4,181,427	$4,789,924

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

The following represents the condensed schedule of investments of Cash Assets as of June 30, 2013:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (cost $3,079,440,928)
United States
Government Bonds (cost $3,079,440,928)
U.S. Treasury 0.13% - 4.00% due 07/15/13 – 06/30/15	$3,050,000,000	$3,079,440,928	73.02%
Total Government Bonds		3,079,440,928	73.02%

Total Investments in Fixed Income Securities		$3,079,440,928	73.02%

The following represents the condensed schedule of investments of Cash Assets as of December 31, 2012:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (cost $3,041,387,608)
United States
Government Bonds (cost $3,041,387,608)
U.S. Treasury 0.13% - 2.63% due 01/15/13 – 12/31/14	$3,025,000,000	$3,041,387,608	75.74%
Total Government Bonds		3,041,387,608	75.74%

Total Investments in Fixed Income Securities		$3,041,387,608	75.74%

Cash Assets reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP. The following table shows the fair value classification of each investment type held by Cash Assets as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Assets
Level 2:
Fixed income securities
Government Bonds	$3,079,440,928	$3,041,387,608
Total fixed income securities	3,079,440,928	3,041,387,608
Total Level 2	3,079,440,928	3,041,387,608
Total assets	$3,079,440,928	$3,041,387,608

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

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

6. Fees and Related Party Transactions

Advisory Fees

For the three and six months ended June 30, 2013 and 2012 each Class of GAIT other than Class M pays the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate equal to 1.75% and 2%, respectively, of the Net Asset Value of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is effected with respect to Units of such Class during the month.

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

6. Fees and Related Party Transactions (continued)

Sponsor Fees

For the six months ended June 30, 2013 and 2012, each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate specified in the table below. This Sponsor Fee was payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee. For the six months ended June 30, 2013 the Sponsor Fee listed below for Class 2 included a selling agent fee (the “Selling Agent Fee”) of 2%. The Selling Agent Fee compensates selling agents for initial and on-going services to the Feeder Funds.

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

Brokerage Fees

For the three and six months ended June 30, 2012, each Class of GAIT other than Class M paid the Manager a brokerage fee (the “Brokerage Fee”) at an annual rate specified in the table below. This Brokerage Fee was payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee.

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

As of January 1, 2013 GAIT eliminated the Brokerage Fee and GAIT began to absorb directly all costs previously covered by the Brokerage Fee.

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

6. Fees and Related Party Transactions (continued)

Administrator’s Fee

For the six month period ended June 30, 2013, GAIT paid SEI a monthly administrator’s fee based on GAIT’s net asset value, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees incurred by GAIT for the six month periods ended June 30, 2013 and 2012 were $162,594 and $0, respectively, of which $21,987 and $0 were accrued as of June 30, 2013 and 2012, respectively.

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

8. Financial Highlights

The following is the per unit operating performance calculation for the three month periods ended June 30, 2013 and 2012:

	Class 0	Class 2
Per unit operating performance:
Net asset value per unit, March 31, 2012	$126.14	$100.65
Net loss:
Net investment loss	(1.21)	(1.47)
Net loss on investments	(6.16)	(4.88)
Net loss	(7.37)	(6.35)
Net asset value per unit, June 30, 2012	$118.77	$94.30

Net asset value per unit, March 31, 2013	$122.47	$95.80
Net loss:
Net investment loss	(0.86)	(1.13)
Net loss on investments	(0.48)	(0.39)
Net loss	(1.34)	(1.52)
Net asset value per unit, June 30, 2013	$121.13	$94.28

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

8. Financial Highlights (continued)

The following represents ratios to average members’ capital, excluding the Managing Member, and total return for the three month periods ended June 30, 2013 and 2012:

	Class 0		Class 2
	2013	2012	2013	2012

Total return before Incentive Allocation	(1.09)%	(5.84)%	(1.59)%	(6.31)%
Incentive Allocation	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	(1.09)%	(5.84)%	(1.59)%	(6.31)%

Net investment loss before Incentive Allocation	(0.70)%	(0.96)%	(1.18)%	(1.46)%
Incentive Allocation	0.00	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(0.70)%	(0.96)%	(1.18)%	(1.46)%

Total expenses before Incentive Allocation	0.74%	1.26%	1.22%	1.78%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	0.74%	1.26%*	1.22%	1.78%*

*- The percentages above represent total gross expenses before commission reimbursements, which represent 0.23% of average members’ capital for 2012.

The following is the per unit operating performance calculation for the six month periods ended June 30, 2013 and 2012:

	Class 0	Class 2
Per unit operating performance:
Net asset value per unit, December 31, 2011	$123.17	$98.77
Net loss:
Net investment loss	(2.41)	(2.94)
Net loss on investments	(1.99)	(1.53)
Net loss	(4.40)	(4.47)
Net asset value per unit, June 30, 2012	$118.77	$94.30

Net asset value per unit, December 31, 2012	$114.88	$90.29
Net income:
Net investment loss	(1.74)	(2.28)
Net gain on investments	7.99	6.27
Net income	6.25	3.99
Net asset value per unit, June 30, 2013	$121.13	$94.28

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

9. Financial Highlights (continued)

The following represents ratios to average members’ capital, excluding the Managing Member, and total return for the six month periods ended June 30, 2013 and 2012:

	Class 0		Class 2
	2013	2012	2013	2012

Total return before Incentive Allocation	5.44%	(3.57)%	4.42%	(4.53)%
Incentive Allocation	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	5.44%	(3.57)%	4.42%	(4.53)%

Net investment loss before Incentive Allocation	(1.46)%	(1.96)%	(2.42)%	(2.99)%
Incentive Allocation	0.00	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(1.46)%	(1.96)%	(2.42)%	(2.99)%

Total expenses before Incentive Allocation	1.56%	2.54%	2.52%	3.57%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	1.56%	2.54%*	2.52%	3.57%*

*- The percentages above represent total gross expenses before commission reimbursements, which represent 0.50% of average members’ capital for 2012.

Total return is calculated for Class 0 and Class 2 units taken as a whole. Total return is calculated as the change in total members’ capital, excluding that of the Managing Member, adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Brokerage Fees (for 2012 periods only), Sponsor Fees, Administrator’s Fees and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for the Class 0 and Class 2 units taken as a whole and include amounts from GAIT and net investment loss and expenses allocated from Master Funds and investment income from Cash Assets. The computation of such ratios is based on the amount of net investment loss, total expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of members’ capital of GAIT, excluding that of the Managing Member, for the three and six month periods ended June 30, 2013 and 2012.

9. Subsequent Events

GAIT had subscriptions of approximately $1.0 million and redemptions of approximately $7.3 million through August 14, 2013, the date through which subsequent events were evaluated by management. These amounts have not been included in the financial statements.

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

(a)	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our Annual Report on Form 10-K, dated March 28, 2013.  This discussion should also be read in conjunction with “Item 1: Financial Statements.”  The information contained therein is essential to, and should be read in conjunction with, the following analysis. For the purposes of this filing beginning with Item 2, the term “Fund” shall include each of the Blended Strategies Portfolio of GAIF II, the GAIT Funds and the master funds in which they invest, unless the context implies otherwise.  The Fund does not engage in the sale of goods or services. The Fund’s capital consists of capital contributions of the members, as increased or decreased by gains and losses from its investments in the Master Funds, interest, expenses and redemptions. Its only assets are its investments in the Master Funds. The Master Funds do not engage in the sale of goods or services. Their assets are comprised of the equity in their accounts with clearing brokers and OTC counterparties, in each case consisting of cash, open trade equity on derivatives and the net option premium paid or received. In the case of Graham Cash Assets LLC (“Cash Assets”), the assets consist of investments in debt obligations guaranteed by the U.S. federal government, as well as cash and cash equivalents.

For the three months ended June 30, 2013 the Fund’s net asset value decreased $6,049,469 or -6.7%. The net decrease in the Fund was attributable to total subscriptions of $510,644 or 0.5% offset by redemptions totaling $5,540,156 or -6.1% and a net loss of $1,019,957 or -1.1% for the period.

For the six months ended June 30, 2013 the Fund’s net asset value decreased $9,031,089 or -9.6%. The net decrease in the Fund was attributable to total subscriptions of $1,100,551 or 1.2% and net income of $4,903,752 or 5.2% offset by redemptions totaling $15,035,392 or -16.0% for the period.

For the three months ended June 30, 2012 the Fund’s net asset value decreased by $21,143,774 or -14.5%.  The net decrease in the Fund was attributable to total subscriptions of $2,249,498 or 1.6% offset by redemptions totaling $15,269,998 or -10.5% and a net loss of $8,123,274 or -5.6% for the period.

For the six months ended June 30, 2012 the Fund’s net asset value decreased by $22,332,894 or -15.2%.  The net decrease in the Fund was attributable to total subscriptions of $5,679,108 or 3.9% offset by redemptions totaling $23,267,323 or -15.9% and net a loss of $4,744,679 or -3.2%, for the period.

Index

(i)	Results of Operations

The Fund’s success depends primarily upon the Manager’s ability to recognize and capitalize on market trends in the different and varied sectors of the global financial markets in which it trades.

Blended Strategies Portfolio

2013 Summary

Three Months Ended June 30, 2013

For the three months ended June 30, 2013, the Blended Strategies Portfolio experienced net trading losses of $184,310. The trading results are attributable to the following sectors:

Agriculture / Softs	$1,542,024
Base metals	439,243
Energy	(1,603,139)
Equities	1,963,521
Foreign exchange	(1,213,252)
Long term / intermediate rates	(4,847,900)
Precious metals	3,109,620
Short term rates	425,573
$(184,310)

The Blended Strategies Portfolio recorded a net loss for the second quarter of 2013.  The losses resulted primarily from positions in global fixed income futures.  The Portfolio also recorded losses from positions in currencies, particularly as the U.S. dollar weakened versus European currencies. The Portfolio recorded net profits from trading in commodities as profits from trading in metals and agricultural commodities more than offset losses in the energy sector. The Portfolio also recorded profits in U.S. and Asian equity index futures, which offset a portion of the overall losses for the quarter.

Brokerage, Advisory, Sponsor, and Administrator’s Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the three months ended June 30, 2013 Advisory Fees decreased by $279,597 or -40.4%, Brokerage Fees decreased by $819,325 or -100.0% and Sponsor Fees decreased by $71,598 or -20.7% in the Fund over the corresponding period of the preceding year. These decreases are all attributable to lower net assets of the portfolio resulting from redemptions and a net loss partially offset by subscriptions for the period. Additionally, the Brokerage Fees were eliminated beginning January 1, 2013 and the Advisory Fees were reduced by 0.25% for each class of units from 2% in 2012 to 1.75% in 2013.  During the same period, interest income decreased by $27,132 or -39.2%. Interest was earned on free cash at an average annualized yield of 0.23% for the three months ended June 30, 2013 compared to 0.26% for the same period in 2012.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the three months ended June 30, 2013 and 2012 the portfolio has not yet recovered previous losses. As a result, there was no Incentive Allocation for those periods.

Index

Six Months Ended June 30, 2013

For the six months ended June 30, 2013, the Blended Strategies Portfolio experienced net trading gains of $6,690,155. The trading results are attributable to the following sectors:

Agriculture / Softs	$587,170
Base metals	359,898
Energy	(2,861,630)
Equities	6,279,732
Foreign exchange	2,079,845
Long term / intermediate rates	(3,009,543)
Precious metals	2,740,503
Short term rates	514,180
$6,690,155

The Blended Strategies Portfolio posted a net gain for the first half of 2013.  The majority of the gains were driven by trading in the equities sector, particularly U.S., Asian and U.K equity index futures.  The Portfolio also recorded gains from trading precious metals, with smaller gains in base metals and agricultural commodities. Profits were also recorded in the foreign exchange sector, most notably from trading the Japanese yen versus the U.S. dollar. Losses were experienced from trading in the short term  rates sector, mostly due to trading global bond futures.  The Portfolio also experienced losses from trading energy, which offset a portion of the overall gains for the first half of 2013.

Brokerage, Advisory, Sponsor, and Administrator's Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the six months ended June 30, 2013 Advisory Fees decreased by $625,496 or -43.7%, Brokerage Fees decreased by $1,697,643 or -100.0% and Sponsor Fees decreased by $181,856 or -25.4% in the Fund over the corresponding period of the preceding year. These decreases are all attributable to lower net assets of the portfolio resulting from redemptions partially offset by subscriptions and net income for the period. Additionally, the Brokerage Fees were eliminated beginning January 1, 2013 and the Advisory Fees were reduced by 0.25% for each class of units from 2% in 2012 to 1.75% in 2013.  During the same period, interest income decreased by $60,067 or -41.1%. Interest was earned on free cash at an average annualized yield of 0.23% for the six months ended June 30, 2013 compared to 0.27% for the same period in 2012.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the six months ended June 30, 2013 and 2012 the portfolio has not yet recovered previous losses. As a result, there was no Incentive Allocation for those periods.

The following table illustrates the sector distribution of the Fund’s investments in Master Funds as of June 30, 2013 based on the fair value of the underlying assets and liabilities in each Master Fund including both long and short positions. Positive percentages represent net assets whereas negative percentages represent a net liability.

Agriculture / Softs	5.7%
Base metals	6.0%
Energy	(0.7%)
Equities	(11.7%)
Foreign exchange	(37.4%)
Long Term / intermediate rates	63.0%
Precious metals	10.7%
Short term rates	64.4%
100.0%

Index

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

Brokerage, Advisory, and Sponsor Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund.  Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the three months ended June 30, 2012, Brokerage Fees decreased by $172,734 or -17.4%, Advisory Fees decreased by $148,003 or -17.6% and Sponsor Fees decreased by $74,002 or -17.6% in the Fund over the corresponding period of the preceding year. These decreases are all attributable to lower net assets of the portfolio resulting from redemptions and a net loss partially offset by subscriptions for the period. During the same period, interest income decreased by $97,892 or -58.6%.  Interest was earned on free cash at an average annualized yield of 0.26% for the three months ended June 30, 2012 compared to 0.47% for the same period in 2011.

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

For the six months ended June 30, 2012, Brokerage Fees decreased by $222,434 or -11.6%, Advisory Fees decreased by $195,217 or -12.0% and Sponsor Fees decreased by $97,609 or -12.0% in the Fund over the corresponding period of the preceding year.   These decreases are all attributable to lower net assets of the portfolio resulting from redemptions and a net loss partially offset by subscriptions for the period. During the same period, interest income decreased by $184,850 or -55.8%.  Interest was earned on free cash at an average annualized yield of 0.27% for the six months ended June 30, 2012 compared to 0.48% for the same period in 2011.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the six months ended June 30, 2012, there was no Incentive Allocation compared to $17,473 for the corresponding period of 2011 due to the portfolio’s lack of year to date profitability in 2012.

Index

The following table illustrates the sector distribution of the Fund’s investments in Master Funds as of June 30, 2012 based on the fair value of the underlying assets and liabilities in each master fund including both long and short positions.  Positive percentages represent net assets whereas negative percentages represent a net liability.

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

June 30, 2013	13.62%
December 31, 2012	16.47%
June 30, 2012	17.48%

Index

Other than any potential market-imposed limitations on liquidity, the Fund’s assets are highly liquid and are expected to remain so.  Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Fund’s futures trading.  Through June 30, 2013, the Fund experienced no meaningful periods of illiquidity in any of the markets traded by the Manager on behalf of the Fund.

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

(iv)        Critical Accounting Policies

Presentation – Graham Alternative Investment Fund II LLC is a series Limited Liability Company under Delaware law. The financial statements and corresponding notes are presented solely for the Blended Strategies Portfolio, except where otherwise noted.

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

Cash Assets - GAIT invests a portion of its excess liquidity in Cash Assets, an entity for which the Manager is also the sole investment advisor. The financial information of Cash Assets is included in the notes to the Financial Statements of GAIT.

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

Index

Item 4. Controls and Procedures

The Advisor’s Chief Operating Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2013. Based on that evaluation, the Advisor’s Chief Operating Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2013.

There were no changes to the Fund’s internal controls over financial reporting during the second quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal controls over financial reporting.

Index

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Not Required

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2013, the Fund issued 4,451.618 Units in exchange for $510,644 with respect to the Blended Strategies Portfolio, in each case in a transaction that was not registered under the Securities Act of 1933, as amended (the “Act”). The Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Act and Section 506 of Regulation D promulgated thereunder.

The following chart sets forth the purchases of Units of the Fund.

Blended Strategies Portfolio
Total
Number of
Period (as of)	Units Purchased
April 1, 2013	1,918.913
May 1, 2013	1,382.942
June 1, 2013	1,149.763

Item 3. Defaults Upon Senior Securities – None

Item 4. [Removed and Reserved]

Item 5. Other Information – None

Index

Item 6. Exhibits

* 3.1	Amendment to Certificate of Formation of Graham Alternative Investment Fund II LLC
* 4.1	Amended and Restated Limited Liability Company Agreement of Graham Alternative Investment Fund II LLC
** 10.1	Form of Subscription Agreement
** 10.2	Form of Placement Agreement
*** 10.10	Safekeeping Account Agreement between Graham Cash Assets LLC and Bank of America, N.A.
31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Operating Officer)
31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer)
32.1	Section 1350 Certification (Certification of Chief Operating Officer and Chief Financial Officer)

*	Incorporated by reference to the Fund’s Form 8-K previously filed on April 11, 2013

**	Incorporated by reference to the Fund’s Form 10 previously filed on April 30, 2010

***	Incorporated by reference to the Fund’s Form 10/A previously filed on September 3, 2010

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2013	GRAHAM ALTERNATIVE INVESTMENT FUND II LLC
BLENDED STRATEGIES PORTFOLIO

	By:	GRAHAM CAPITAL MANAGEMENT, L.P.
its Manager

		By:	/s/ Paul Sedlack
Paul Sedlack, Chief Operating Officer

		By:	/s/ Brian Douglas
Brian Douglas, Chief Financial Officer