Form 10-Q
period 2014-06-30
GRAHAM ALTERNATIVE INVESTMENT FUND II LLC
filed 2014-08-14
CIK 1461237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of the
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes ☐  No ☒

As of August 1, 2014, 578,421.798 Units of the Blended Strategies Portfolio were outstanding.

GRAHAM ALTERNATIVE INVESTMENT FUND II LLC
FORM 10-Q

EX - 31.1	Certification
EX - 31.2	Certification
EX - 32.1	Certification

Index
PART I

Item 1.	Financial Statements

Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Consolidated Statements of Financial Condition

	June 30, 2014 (Unaudited)	December 31, 2013 (Audited)

Assets
Investment in Graham Alternative Investment Trading LLC, at fair value	$61,143,032	$76,659,546
Redemption receivable from Graham Alternative Investment Trading LLC	1,853,451	1,779,202
Total assets	$62,996,483	$78,438,748

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$1,853,451	$1,779,202
Total liabilities	1,853,451	1,779,202

Members’ capital:
Class 0 Units (385,308.899 and 456,544.588 units issued and outstanding at $115.00 and $127.72, respectively)	44,311,672	58,310,022
Class 2 Units (191,846.674 and 186,461.512 units issued and outstanding at $87.73 and $98.41, respectively)	16,831,360	18,349,524
Total members’ capital	61,143,032	76,659,546
Total liabilities and members’ capital	$62,996,483	$78,438,748

See accompanying notes.

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Unaudited Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net gain (loss) allocated from investment in Graham Alternative Investment Trading LLC
Net realized gain (loss) on investments	$(33,907)	$1,708,088	$(4,686,614)	$8,918,558
Net increase (decrease) in unrealized appreciation on investments	1,104,746	(1,892,398)	(1,978,632)	(2,228,403)
Brokerage commissions and fees	(87,034)	(136,664)	(194,027)	(306,118)
Net gain (loss) allocated from investment in Graham Alternative Investment Trading LLC	983,805	(320,974)	(6,859,273)	6,384,037

Net investment loss allocated from investment in Graham Alternative Investment Trading LLC
Investment income
Interest income	35,553	42,136	73,415	86,199

Expenses
Advisory fees	284,632	411,987	592,650	807,055
Sponsor fees	207,993	274,194	427,563	534,419
Professional fees and other	28,728	24,243	57,450	164,922
Administrator’s fees	22,052	30,695	45,109	60,088
Total expenses	543,405	741,119	1,122,772	1,566,484
Net investment loss allocated from investment in Graham Alternative Investment Trading LLC	(507,852)	(698,983)	(1,049,357)	(1,480,285)
Net income (loss)	$475,953	$(1,019,957)	$(7,908,630)	$4,903,752

See accompanying notes.

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Unaudited Consolidated Statements of Changes in Members’ Capital

For the six months ended June 30, 2014 and 2013

	Class 0 Units		Class 2 Units
	Units	Capital	Units	Capital	Total Members’ Capital

Members’ capital, December 31, 2012	657,725.570	$75,558,523	203,657.512	$18,388,877	$93,947,400
Subscriptions	3,000.060	370,000	7,672.954	730,551	1,100,551
Redemptions	(111,776.539)	(13,524,675)	(15,953.583)	(1,510,717)	(15,035,392)
Net income	–	4,091,927	–	811,825	4,903,752
Members’ capital, June 30, 2013	548,949.091	$66,495,775	195,376.883	$18,420,536	$84,916,311

	Class 0 Units		Class 2 Units
	Units	Capital	Units	Capital	Total Members’ Capital

Members’ capital, December 31, 2013	456,544.588	$58,310,022	186,461.512	$18,349,524	$76,659,546
Subscriptions	3,761.712	438,000	23,989.020	2,227,795	2,665,795
Redemptions	(74,997.401)	(8,620,876)	(18,603.858)	(1,652,803)	(10,273,679)
Net loss	–	(5,815,474)	–	(2,093,156)	(7,908,630)
Members’ capital, June 30, 2014	385,308.899	$44,311,672	191,846.674	$16,831,360	$61,143,032

See accompanying notes.

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Unaudited Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2014	2013
Cash flows provided by operating activities
Net (loss) income	$(7,908,630)	$4,903,752
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net loss (income) allocated from investment in Graham Alternative Investment Trading LLC	7,908,630	(4,903,752)
Proceeds from sale of investments in Graham Alternative Investment Trading LLC	10,199,430	19,770,829
Investments in Graham Alternative Investment Trading LLC	(2,665,795)	(1,100,551)
Net cash provided by operating activities	7,533,635	18,670,278

Cash flows used in financing activities
Subscriptions	2,665,795	1,100,551
Redemptions	(10,199,430)	(19,770,829)
Net cash used in financing activities	(7,533,635)	(18,670,278)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

See accompanying notes.

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Notes to Unaudited Consolidated Financial Statements

June 30, 2014

1. Organization and Business

The Blended Strategies Portfolio (the “Fund”) is a series of Graham Alternative Investment Fund II LLC (“GAIF II”), a Delaware Series Limited Liability Company established through an amendment to the certificate of formation, effective March 28, 2013. GAIF II has two other series in addition to the Fund, Systematic Strategies Portfolio, and Discretionary Strategies Portfolio. There are no investors in the Discretionary Strategies Portfolio and as of June 30, 2014 GAIF II closed the Discretionary Strategies Portfolio. Prior to March 28, 2013, GAIF II was organized as a Delaware Limited Liability Company which was formed on May 18, 2006 and commenced operations on August 1, 2006. Comparative information contained within these consolidated financial statements for periods prior to March 28, 2013 represent the data pertaining solely to the Blended Strategies Portfolio. GAIF II is registered as a commodity pool with the U.S. Commodity Futures Trading Commission.

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

The Fund offers members Class 0 and Class 2 units. Graham Alternative Investment Ltd. (“GAI”) is a British Virgin Islands business company which was formed on June 1, 2006 and commenced operations on August 1, 2006. The Fund invests all of its assets dedicated to trading in Graham Alternative Investment Trading LLC (“GAIT”), a Delaware Limited Liability Company which was formed on May 18, 2006 and commenced operations on August 1, 2006 through an investment in GAI’s Blended Strategies Portfolio. GAIT invests in various master trading vehicles (“Master Funds”), all of which are managed by Graham Capital Management, L.P. (the “Advisor” or “Manager”). The Fund is the sole owner of GAI’s Blended Strategies Portfolio and GAI’s Blended Strategies Portfolio invests all of its assets into GAIT. The Manager is the director of GAI and the sole investment advisor of GAI, GAIT and the Fund. The Manager is registered as a Commodity Pool Operator and Commodity Trading Advisor with the U.S. Commodity Futures Trading Commission and is a member of the National Futures Association. The Manager is also registered as a Registered Investment Advisor with the Securities and Exchange Commission. The Fund’s Units are registered under the Securities Exchange Act of 1934.

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

GAIT charges its investors, including the Fund, an advisory fee, administrator’s fee, sponsor fee and incentive allocation, all of which are described in detail in Note 4. The Fund does not charge any additional fees; however each investor in the Fund indirectly bears a portion of the advisory fee, sponsor fee, administrator’s fee, and incentive allocation charged by GAIT.

At June 30, 2014 and December 31, 2013, the Fund owned 41.86% and 42.45%, respectively of GAIT.

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

In accordance with this hierarchy, the Fund’s investment in GAIT has been classified as a Level 2 valuation. There were no Level 3 assets or liabilities held at any point during the six months ended June 30, 2014 or the year ended December 31, 2013 by the Fund and GAIT, or the Master Funds, and there were no transfers between levels during those periods. Transfers between levels, if any, are recognized on the actual date of the event or change in circumstances that cause the transfer.

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

Redemption fees are payable to the Manager upon redemption of Units from the proceeds of such redemption. Redemption fees of $332 and $0 were paid to the Manager for the six months ended June 30, 2014 and 2013, respectively, and are included as redemptions in the consolidated statements of changes in members' capital.

4. Fees and Related Party Transactions

Advisory Fees

For the six months ended June 30, 2014 and 2013, each Class of GAIT other than Class M paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate equal to 1.75% of the Net Asset Value of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is effected with respect to Units of such Class during the month.

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Notes to Unaudited Consolidated Financial Statements (continued)

4. Fees and Related Party Transactions (continued)

Sponsor Fees

For the six months ended June 30, 2014 and 2013, each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Net Asset Value specified in the table below. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee. For the three months ended March 31, 2013, the annual rate listed below for Class 2 comprised a Sponsor Fee of 0.75% and selling agent fee (the “Selling Agent Fee”) of 2%, which was used to compensate selling agents for initial and on-going services to the Fund. Subsequent to March 31, 2013, the Sponsor Fee and the Selling Agent Fee were combined to form the Sponsor Fee listed in the table below.

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

Administrator’s Fee

For the six months ended June 30, 2014 and 2013, GAIT paid SEI a monthly administrator’s fee based on GAIT’s net asset value, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT.

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

6. Financial Highlights

The following is the per unit operating performance calculation for the three month periods ended June 30, 2014 and 2013:

	Class 0	Class 2
Per unit operating performance
Net asset value per unit, March 31, 2013	$122.47	$95.80
Net loss:
Net investment loss	(0.86)	(1.13)
Net loss on investments	(0.48)	(0.39)
Net loss	(1.34)	(1.52)
Net asset value per unit, June 30, 2013	$121.13	$94.28

Net asset value per unit, March 31, 2014	$114.03	$87.43
Net income:
Net investment loss	(0.76)	(1.03)
Net gain on investments	1.73	1.33
Net income	0.97	0.30
Net asset value per unit, June 30, 2014	$115.00	$87.73

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Notes to Unaudited Consolidated Financial Statements (continued)

6. Financial Highlights (continued)

The following represents ratios to average members’ capital and total return for the three month periods ended June 30, 2014 and 2013:

	Class 0		Class 2
	2014	2013	2014	2013

Total return before Incentive Allocation	0.85%	(1.09)%	0.35%	(1.59)%
Incentive Allocation	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	0.85%	(1.09)%	0.35%	(1.59)%

Net investment loss before Incentive Allocation	(0.66)%	(0.70)%	(1.17)%	(1.18)%
Incentive Allocation	0.00	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(0.66)%	(0.70)%	(1.17)%	(1.18)%

Total expenses before Incentive Allocation	0.72%	0.74%	1.23%	1.22%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	0.72%	0.74%	1.23%	1.22%

The following is the per unit operating performance calculation for the six month periods ended June 30, 2014 and 2013:

	Class 0	Class 2
Per unit operating performance
Net asset value per unit, December 31, 2012	$114.88	$90.29
Net income:
Net investment loss	(1.74)	(2.28)
Net gain on investments	7.99	6.27
Net income	6.25	3.99
Net asset value per unit, June 30, 2013	$121.13	$94.28

Net asset value per unit, December 31, 2013	$127.72	$98.41
Net loss:
Net investment loss	(1.52)	(2.08)
Net loss on investments	(11.20)	(8.60)
Net loss	(12.72)	(10.68)
Net asset value per unit, June 30, 2014	$115.00	$87.73

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Notes to Unaudited Consolidated Financial Statements (continued)

6. Financial Highlights (continued)

The following represents ratios to average members’ capital and total return for the six month periods ended June 30, 2014 and 2013:

	Class 0		Class 2
	2014	2013	2014	2013

Total return before Incentive Allocation	(9.96)%	5.44%	(10.85)%	4.42%
Incentive Allocation	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	(9.96)%	5.44%	(10.85)%	4.42%

Net investment loss before Incentive Allocation	(1.29)%	(1.46)%	(2.30)%	(2.42)%
Incentive Allocation	0.00	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(1.29)%	(1.46)%	(2.30)%	(2.42)%

Total expenses before Incentive Allocation	1.39%	1.56%	2.40%	2.52%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	1.39%	1.56%	2.40%	2.52%

Total return is calculated for Class 0 and Class 2 Units taken as a whole. Total return is calculated as the change in total members’ capital adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees,  Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for Class 0 and Class 2 Units taken as a whole and include net amounts allocated from GAIT. The computation of such ratios is based on the amount of net investment loss, expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of members’ capital for Class 0 and Class 2 Units of the Fund for the three and six month periods ended June 30, 2014 and 2013.

7. Subsequent Events

The Fund had subscriptions of approximately $1.9 million and redemptions of approximately $1.7 million through August 14, 2014, the date through which subsequent events were evaluated by management.  These amounts have not been included in the financial statements.

Index
Graham Alternative Investment Trading LLC

Statements of Financial Condition

	June 30, 2014 (Unaudited)	December 31, 2013 (Audited)
Assets
Investments in Master Funds, at fair value	$22,903,052	$33,759,212
Investment in Graham Cash Assets LLC, at fair value	132,364,459	153,099,740
Receivable from Master Funds	56	2,695
Total assets	$155,267,567	$186,861,647

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$8,718,041	$5,589,666
Accrued advisory fees	221,952	276,022
Accrued sponsor fees	159,746	187,789
Accrued professional fees	99,457	203,102
Accrued administrator’s fee	17,636	20,714
Payable to Master Funds	2,310	7,249
Total liabilities	9,219,142	6,284,542

Members’ capital:
Class 0 Units (928,893.895 and 1,093,036.786 units issued and outstanding at $115.00 and $127.72 per unit, respectively)	106,825,568	139,603,019
Class 2 Units (437,506.448 and 407,013.551 units issued and outstanding at $87.73 and $98.41 per unit, respectively)	38,383,907	40,053,854
Class M Units (4,671.470 and 4,671.470 units issued and outstanding at $179.59 and $196.99 per unit, respectively)	838,950	920,232
Total members’ capital	146,048,425	180,577,105
Total liabilities and members’ capital	$155,267,567	$186,861,647

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Condensed Schedules of Investments

	June 30, 2014 (Unaudited)		December 31, 2013 (Audited)
Description	Fair Value	Percentage of Members’ Capital	Fair Value	Percentage of Members’ Capital

Investments in Master Funds, at fair value
Graham Commodity Strategies LLC	$3,820,521	2.62%	$11,687,704	6.47%
Graham Global Monetary Policy LLC	1,767,570	1.21%	5,538,724	3.07%
Graham K4D Trading Ltd.	15,821,984	10.83%	16,532,784	9.16%
Graham Macro Directional LLC	1,492,977	1.02%	–	–%
Total investments in Master Funds	$22,903,052	15.68%	$33,759,212	18.70%

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Operations and Incentive Allocation

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net (loss) gain allocated from investments in Master Funds
Net realized (loss) gain on investments	$(50,226)	$5,978,274	$(11,029,658)	$26,251,922
Net increase (decrease) in unrealized appreciation on investments	2,646,562	(5,250,626)	(4,550,887)	(6,111,576)
Brokerage commissions and fees	(211,828)	(354,064)	(463,683)	(831,625)
Net (loss) gain allocated from investments in Master Funds	2,384,508	373,584	(16,044,228)	19,308,721

Net investment loss allocated from investments in Master Funds	(13,729)	(10,544)	(34,448)	(16,501)

Investment income
Interest income	86,298	109,104	175,370	233,266
Total investment income	86,298	109,104	175,370	233,266

Expenses
Advisory fees	687,422	1,065,854	1,408,195	2,175,746
Sponsor fees	488,104	682,864	983,136	1,372,987
Administrator’s fees	53,552	79,753	107,782	162,594
Professional fees and other	56,100	51,900	102,901	441,174
Total expenses	1,285,178	1,880,371	2,602,014	4,152,501
Net investment loss of the Fund	(1,198,880)	(1,771,267)	(2,426,644)	(3,919,235)

Net (loss) income	1,171,899	(1,408,227)	(18,505,320)	15,372,985

Incentive allocation	–	–	–	–

Net (loss) income available for pro-rata allocation to all members	$1,171,899	$(1,408,227)	$(18,505,320)	$15,372,985

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Changes in Members’ Capital

For the six months ended June 30, 2014 and 2013

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2012	1,922,696.211	$220,876,439	483,129.319	$43,623,249	4,671.470	$806,295	$265,305,983
Subscriptions	53,655.992	6,520,000	11,414.547	1,082,435	–	–	7,602,435
Redemptions	(654,544.800)	(80,628,297)	(55,643.476)	(5,296,530)	–	–	(85,924,827)
Incentive allocation	–	–	–	–	–	–	–
Net income	–	13,346,186	–	1,971,267	–	55,532	15,372,985
Members’ capital, June 30, 2013	1,321,807.403	$160,114,328	438,900.390	$41,380,421	4,671.470	$861,827	$202,356,576

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2013	1,093,036.786	$139,603,019	407,013.551	$40,053,854	4,671.470	$920,232	$180,577,105
Subscriptions	27,567.625	3,233,079	82,701.099	7,392,005	–	–	10,625,084
Redemptions	(191,710.516)	(22,020,925)	(52,208.202)	(4,627,519)	–	–	(26,648,444)
Incentive allocation	–	–	–	–	–	–	–
Net loss	–	(13,989,605)	–	(4,434,433)	–	(81,282)	(18,505,320)
Members’ capital, June 30, 2014	928,893.895	$106,825,568	437,506.448	$38,383,907	4,671.470	$838,950	$146,048,425

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Cash Flows

	Six Months Ended June 30,
	2014	2013
Cash flows provided by operating activities
Net (loss) income	$(18,505,320)	$15,372,985
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net loss (income) allocated from investments in Master Funds	16,078,676	(19,292,220)
Net income allocated from investment in Graham Cash Assets LLC	(175,370)	(233,266)
Proceeds from sale of investments in Master Funds	119,195,545	180,787,067
Proceeds from sale of investments in Graham Cash Assets LLC	101,552,403	203,188,288
Investments in Master Funds	(124,420,361)	(142,317,540)
Investments in Graham Cash Assets LLC	(80,641,752)	(140,811,787)
Changes in assets and liabilities:
Accrued commission reimbursements	–	165,510
Accrued brokerage fees	–	(568,525)
Accrued advisory fees	(54,070)	(191,647)
Accrued sponsor fees	(28,043)	(47,447)
Accrued professional fees	(103,645)	302,676
Accrued administrator’s fee	(3,078)	21,987
Net cash provided by operating activities	12,894,985	96,376,081

Cash flows used in financing activities
Subscriptions	10,625,084	7,602,435
Redemptions	(23,520,069)	(103,978,516)
Net cash used in financing activities	(12,894,985)	(96,376,081)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements

June 30, 2014

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

In accordance with this hierarchy, GAIT’s investments in Master Funds and Graham Cash Assets LLC (“Cash Assets”) have been classified as Level 2. These investments are discussed in Notes 3 and 4. There were no Level 3 assets or liabilities held at any point during the six months ended June 30, 2014 or the year ended December 31, 2013 by GAIT, the Master Funds, or Cash Assets, and there were no transfers between levels during those periods. Transfers between levels, if any, are recognized on the actual date of the event or change in circumstances that cause the transfer.

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

Swaps (continued)

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

New York Mercantile Exchange Corporate Membership

Graham Commodity Strategies LLC is a member of the New York Mercantile Exchange (“NYMEX”). As a result of its membership, Graham Commodity Strategies LLC owns two NYMEX seats and 30,000 shares of the CME Group. Graham Commodity Strategy LLC’s policy is to value the NYMEX memberships and the shares of the CME Group at fair value. As of June 30, 2014 and December 31, 2013, the two NYMEX memberships were valued at $430,000 and $440,500, respectively, and the 30,000 shares of CME Group were valued at $2,128,500 and $2,353,800, respectively, both of which are contained within Exchange membership, at fair value on Graham Commodity Strategies LLC’s statements of financial condition.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Chicago Board of Trade Membership

Graham K4D Trading Ltd. is a member of the Chicago Board of Trade (“CBOT”) under Rule 106.S and owns two B-1/Full seats and one B-2/Associate seat. Graham K4D Trading Ltd.’s policy is to value the CBOT memberships at fair value. As of June 30, 2014 and December 31, 2013, the B-1/Full memberships were valued at $548,000 and $547,000, respectively, and the B-2/Associate memberships were valued at $83,500 and $87,250, respectively, both of which are included in Exchange membership, at fair value on the statements of financial condition. Additionally, Graham K4D Trading Ltd. owns a Chicago Mercantile Exchange seat valued at $262,500 and $220,000 at June 30, 2014 and December 31, 2013, respectively, which is also included in Exchange membership, at fair value on the statements of financial condition of Graham K4D Trading Ltd.

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

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds

As of June 30, 2014 and December 31, 2013, GAIT invested in various Master Funds, all of which were managed by the Manager. GAIT’s investments in these Master Funds, as well as the investment objectives of each Master Fund, are summarized below. Master Funds in which GAIT invested 5% or more of its members’ capital are individually identified, while smaller investments are aggregated under the caption “Other Global Macro Funds.” The number of Master Funds included for the period in each aggregated category is disclosed parenthetically next to each name. All of the Master Funds and GAIT are related parties. The Master Funds do not charge management or incentive fees and all offer monthly subscriptions and redemptions.

June 30, 2014
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (loss) (three months then ended)	Net Loss (six months then ended)

Systematic Macro Funds
Graham K4D Trading Ltd.	10.83%	$15,821,984	$6,938,902	$(2,217,635)

Global Macro Funds
Other Global Macro Funds (3)	4.85%	7,081,068	(4,568,123)	(13,861,041)
	15.68%	$22,903,052	$2,370,779	$(16,078,676)

December 31, 2013
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (three months ended June 30, 2013)	Net Income (six months ended June 30, 2013)

Systematic Macro Funds
Graham K4D Trading Ltd.	9.16%	$16,532,784	$(7,695,281)	$5,638,549

Global Macro Funds
Graham Commodity Strategies LLC	6.47%	11,687,704	6,494,898	8,987,973
Other Global Macro Funds (1)	3.07%	5,538,724	1,563,423	4,665,698
	18.70%	$33,759,212	$363,040	$19,292,220

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the financial position of each Master Fund as of June 30, 2014:

	Graham Commodity Strategies LLC (Delaware)	Graham Global Monetary Policy LLC (Delaware)	Graham K4D Trading Ltd. (BVI)	Graham Macro Directional LLC (Delaware)
Assets:
Due from brokers	$45,259,243	$64,019,828	$112,686,906	$32,809,211
Derivative financial instruments, at fair value	22,846,698	700,126	34,232,795	14,918,731
Exchange membership, at fair value	2,558,500	-	894,000	-
Dividends receivable	9,869	-	-	-
Other assets	-	119	-	-
Total assets	70,674,310	64,720,073	147,813,701	47,727,942

Liabilities:
Derivative financial instruments, at fair value	1,773,557	1,235,247	-	363,000
Due to brokers	403,349	-	-	-
Total liabilities	2,176,906	1,235,247	-	363,000
Net assets	$68,497,404	$63,484,826	$147,813,701	$47,364,942

Percentage of Master Fund held by GAIT	5.58%	2.78%	10.70%	3.15%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of June 30, 2014.

Description	Number of Contracts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC
Derivative financial instruments
Long contracts
Futures
Commodity		$1,202,902	1.76%
Currency		(92,701)	(0.14)%
Foreign bond		132,560	0.19%
Foreign index		(20,010)	(0.03)%
Interest rate		3,199,697	4.67%
U.S. bond		(98,586)	(0.14)%
U.S. index		(287,500)	(0.42)%
Total futures		4,036,362	5.89%

Swaps
Commodity		(252,192)	(0.37)%
Interest rate		767,070	1.12%
Total swaps		514,878	0.75%

Forwards
Foreign currency		(703,973)	(1.03)%
Total forwards		(703,973)	(1.03)%

Options (cost $66,397,275)
Commodity futures		11,603,214	16.93%
Euro / British pound 07/02/14, $0.78 Call	1	172,903	0.25%
Euro / British pound 07/31/14 - 09/11/14, $0.78 - $0.81 Put	5	5,390,065	7.87%
U.S. dollar / Chinese yuan 12/02/14 - 04/15/15, $6.05 - $6.20 Put	15	6,360,576	9.29%
Other currency		9,157,428	13.37%
Euro Mid Curve 1-Year Future December 2014, $99.25 Call	21,000	3,675,000	5.37%
Other Euro Mid Curve 1-Year Future December 2014, $99.63 Call	21,000	131,250	0.19%
Other interest rate futures		2,839,741	4.15%
U.S. index futures		313,750	0.46%
Total options		39,643,927	57.88%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as June 30, 2014.

Description	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity	$217,705	0.32%
Foreign bond	(8,086)	(0.01)%
Foreign index	(123)	0.00%
Interest rate	(1,165,670)	(1.70)%
U.S. bond	(1,249,273)	(1.83)%
U.S. index	22,325	0.03%
Total futures	(2,183,122)	(3.19)%

Swaps
Commodity	112,638	0.16%
Interest rate	(2,847,093)	(4.15)%
Total swaps	(2,734,455)	(3.99)%

Forwards
Foreign currency	2,646,191	3.86%
Total forwards	2,646,191	3.86%

Options (proceeds $29,006,891)
Commodity Futures	(10,402,298)	(15.18)%
Currency	(7,677,095)	(11.21)%
Interest rate futures	(2,067,274)	(3.02)%
Total options	(20,146,667)	(29.41)%
Total derivative financial instruments	$21,073,141	30.76%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of June 30, 2014.

Description	Number of Contracts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Global Monetary Policy LLC
Derivative financial instruments
Long contracts
Futures
Commodity		$73,523	0.12%
Foreign bond		890,312	1.40%
Foreign index		(9,347)	(0.01)%
90-day Eurodollar March 2015 - March 2018	12,000	4,816,575	7.58%
Other interest rate		368,496	0.58%
U.S. bond		105,937	0.17%
U.S. index		136,165	0.21%
Total futures		6,381,661	10.05%

Forwards
Foreign currency		1,440,277	2.27%
Total forwards		1,440,277	2.27%

Options (cost $7,763,553)
Foreign currency		1,279,939	2.02%
Interest rate futures		234,375	0.37%
Total options		1,514,314	2.39%

Short contracts
Futures
Commodity		433,863	0.68%
Foreign bond		(108,026)	(0.17)%
Foreign index		451,551	0.71%
90-day Eurodollar December 2015	16,500	(3,738,625)	(5.89)%
Other 90-day Eurodollar June 2015 - December 2016	18,000	(2,772,050)	(4.37)%
Other interest rate		22,377	0.04%
U.S. bond		(205,000)	(0.32)%
Total futures		(5,915,910)	(9.32)%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of June 30, 2014.

Description	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Global Monetary Policy LLC
Derivative financial instruments
Short contracts
Forwards
Foreign currency	$(2,497,873)	(3.93)%
Total forwards	(2,497,873)	(3.93)%

Options (proceeds $4,637,240)
Foreign currency	(1,457,590)	(2.30)%
Total options	(1,457,590)	(2.30)%
Total derivative financial instruments	$(535,121)	(0.84)%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of June 30, 2014.

Description	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd.
Derivative financial instruments
Long contracts
Futures
Commodity	$4,807,122	3.25%
Currency	1,709,431	1.16%
Foreign bond	12,371,095	8.37%
Foreign index	(672,040)	(0.45)%
Interest rate	756,005	0.51%
U.S. bond	2,185,603	1.48%
U.S. index	3,743,520	2.53%
Total futures	24,900,736	16.85%

Forwards
Foreign currency	12,464,596	8.43%
Total forwards	12,464,596	8.43%

Short contracts
Futures
Commodity	(1,582,503)	(1.07)%
Currency	507,784	0.34%
Foreign bond	(399,833)	(0.27)%
Foreign index	67,759	0.05%
Interest rate	981,635	0.66%
U.S. bond	(1,065,051)	(0.72)%
U.S. index	(14,742)	(0.01)%
Total futures	(1,504,951)	(1.02)%

Forwards
Foreign currency	(1,627,586)	(1.10)%
Total forwards	(1,627,586)	(1.10)%
Total derivative financial instruments	$34,232,795	23.16%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of June 30, 2014.

Description	Number of Contracts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Macro Directional LLC
Derivative financial instruments
Long contracts
Futures
Australian 3-Year Bond September 2014	10,000	$3,114,323	6.58%
Other foreign bond		260,193	0.55%
U.S. 10-Year Note September 2014	13,500	8,971,078	18.93%
U.S. Long Bond September 2014	2,500	2,830,125	5.98%
Total futures		15,175,719	32.04%

Forwards
Foreign currency		426,928	0.90%
Total forwards		426,928	0.90%

Options (cost $237,250)
Commodity futures		4,875	0.01%
U.S. bond futures		62,500	0.13%
Total options		67,375	0.14%

Short contracts
Futures
Interest rate		(275,000)	(0.58)%
Foreign bond		(49,363)	(0.10)%
Total futures		(324,363)	(0.68)%

Forwards
Foreign currency		(789,928)	(1.67)%
Total forwards		(789,928)	(1.67)%
Total derivative financial instruments		$14,555,731	30.73%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the fair value classification of each investment type by Master Fund as of June 30, 2014:

	Graham Commodity Strategies LLC	Graham Global Monetary Policy LLC	Graham K4D Trading Ltd.	Graham Macro Directional LLC
Assets
Level 1:
U.S. bond futures	$313	$105,937	$2,385,135	$11,801,203
U.S. bond futures options	-	-	-	62,500
Foreign bond futures	159,142	890,312	12,371,095	3,374,516
Foreign index futures	95,033	591,147	2,012,391	-
Foreign index futures options	-	-	-	-
U.S. index futures	22,325	136,165	4,303,092	-
U.S. index futures options	313,750	-	-	-
Commodity futures	6,112,217	623,546	16,484,143	-
Commodity futures options	11,988,213	-	-	4,875
Commodity swaps	337,330	-	-	-
Interest rate futures	3,279,199	5,538,969	1,767,816	-
Interest rate futures options	6,645,991	234,375	-	-
Currency futures	-	-	3,398,600	-
Total Level 1	28,953,513	8,120,451	42,722,272	15,243,094

Level 2:
Foreign currency forwards	5,408,132	2,383,003	12,940,117	426,928
Foreign currency options	21,080,972	1,279,939	-	-
Interest rate swaps	767,070	-	-	-
Total Level 2	27,256,174	3,662,942	12,940,117	426,928
Total investment related assets	$56,209,687	$11,783,393	$55,662,389	$15,670,022

Liabilities
Level 1:
U.S. bond futures	$(1,348,172)	$(205,000)	$(1,264,583)	$-
Foreign bond futures	(34,668)	(108,026)	(399,833)	(49,363)
Foreign index futures	(115,166)	(148,943)	(2,616,672)	-
U.S. index futures	(287,500)	-	(574,314)	-
U.S. index futures options	-	-	-	-
Commodity futures	(4,691,610)	(116,160)	(13,259,524)	-
Commodity futures options	(10,787,297)	-	-	-
Commodity swaps	(476,884)	-	-	-
Interest rate futures	(1,245,172)	(6,842,196)	(30,176)	(275,000)
Interest rate futures options	(2,067,274)	-	-	-
Currency futures	(92,701)	-	(1,181,385)	-
Total Level 1	(21,146,444)	(7,420,325)	(19,326,487)	(324,363)

Level 2:
Foreign currency forwards	(3,465,914)	(3,440,599)	(2,103,107)	(789,928)
Foreign currency options	(7,677,095)	(1,457,590)	-	-
Interest rate swaps	(2,847,093)	-	-	-
Total Level 2	(13,990,102)	(4,898,189)	(2,103,107)	(789,928)
Total investment related liabilities	$(35,136,546)	$(12,318,514)	$(21,429,594)	$(1,114,291)

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities based on their notional amounts and number of contracts and fair value of derivative contracts held by the Master Funds at June 30, 2014 categorized by primary underlying risk and is representative of the derivative instruments held by the Master Funds throughout the period. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Graham Commodity Strategies LLC
	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$197,598,985	3,011	$(157,139,915)	(2,423)	$6,112,217	$(4,691,610)
Options(a)	164,355,845	10,675	(122,669,795)	(8,760)	11,988,213	(10,787,297)
Swaps	22,995,568	2,144	(12,014,443)	(2,226)	337,330	(476,884)
	384,950,398	15,830	(291,824,153)	(13,409)	18,437,760	(15,955,791)
Equity price
Futures	85,171,633	2,110	(110,215,192)	(1,126)	117,358	(402,666)
Options(a)	-	-	(19,705,606)	(3,000)	313,750	-
	85,171,633	2,110	(129,920,798)	(4,126)	431,108	(402,666)
Foreign currency exchange rate
Forwards	435,801,390	N/A	(353,488,361)	N/A	5,408,132	(3,465,914)
Futures	9,497,509	119	-	-	-	(92,701)
Options(a)	1,073,767,000	57	(1,632,972,000)	(54)	21,080,972	(7,677,095)
	1,519,065,899	176	(1,986,460,361)	(54)	26,489,104	(11,235,710)
Interest rate
Futures	4,727,274,877	19,580	(3,177,250,491)	(14,588)	3,438,654	(2,628,012)
Options(a)	1,556,616,282	67,625	(1,142,631,049)	(73,000)	6,645,991	(2,067,274)
Swaps	478,698,158	2	(449,316,307)	(3)	767,070	(2,847,093)
	6,762,589,317	87,207	(4,769,197,847)	(87,591)	10,851,715	(7,542,379)
Total	$8,751,777,247	105,323	$(7,177,403,159)	(105,180)	$56,209,687	$(35,136,546)

Aggregate fair value of derivative instruments subject to credit-risk related contingent features (as described in Note 2).						$(2,080,023)

(a) Notional amounts for options are based on the delta-adjusted positions.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities based on their notional amounts and number of contracts and fair value of derivative contracts held by the Master Funds at June 30, 2014 categorized by primary underlying risk and is representative of the derivative instruments held by the Master Funds throughout the period. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Graham Global Monetary Policy LLC
	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$45,089,135	426	$(7,522,125)	(130)	$623,546	$(116,160)
	45,089,135	426	(7,522,125)	(130)	623,546	(116,160)
Equity price
Futures	27,734,778	231	(75,234,155)	(1,005)	727,312	(148,943)
	27,734,778	231	(75,234,155)	(1,005)	727,312	(148,943)
Foreign currency exchange rate
Forwards	446,619,900	N/A	(173,841,319)	N/A	2,383,003	(3,440,599)
Options(a)	289,673,150	21	(87,908,900)	(15)	1,279,939	(1,457,590)
	736,293,050	21	(261,750,219)	(15)	3,662,942	(4,898,189)
Interest rate
Futures	5,386,662,834	23,160	(12,219,862,509)	(44,710)	6,535,218	(7,155,222)
Options(a)	-	-	(258,433,874)	(7,500)	234,375	-
	5,386,662,834	23,160	(12,478,296,383)	(52,210)	6,769,593	(7,155,222)
Total	$6,195,779,797	23,838	$(12,822,802,882)	(53,360)	$11,783,393	$(12,318,514)

(a) Notional amounts for options are based on the delta-adjusted positions.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities based on their notional amounts and number of contracts and fair value of derivative contracts held by the Master Funds at June 30, 2014 categorized by primary underlying risk and is representative of the derivative instruments held by the Master Funds throughout the period. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Graham K4D Trading Ltd.
	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$731,628,735	9,238	$(337,811,479)	(7,273)	$16,484,143	$(13,259,524)
	731,628,735	9,238	(337,811,479)	(7,273)	16,484,143	(13,259,524)

Equity price
Futures	1,220,319,016	12,136	(40,351,775)	(534)	6,315,483	(3,190,986)
	1,220,319,016	12,136	(40,351,775)	(534)	6,315,483	(3,190,986)

Foreign currency exchange rate
Forwards	1,307,237,498	N/A	(277,478,007)	N/A	12,940,117	(2,103,107)
Futures	122,517,933	1,104	(211,242,434)	(2,316)	3,398,600	(1,181,385)
	1,429,755,431	1,104	(488,720,441)	(2,316)	16,338,717	(3,284,492)

Interest rate
Futures	6,138,643,264	29,439	(1,479,072,400)	(8,072)	16,524,046	(1,694,592)
	6,138,643,264	29,439	(1,479,072,400)	(8,072)	16,524,046	(1,694,592)
Total	$9,520,346,446	51,917	$(2,345,956,095)	(18,195)	$55,662,389	$(21,429,594)

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities based on their notional amounts and number of contracts and fair value of derivative contracts held by the Master Funds at June 30, 2014 categorized by primary underlying risk and is representative of the derivative instruments held by the Master Funds throughout the period. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Graham Macro Directional LLC
	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Options(a)	$63,546	60	$-	-	$4,875	$-
	63,546	60	-	-	4,875	-
Foreign currency exchange rate
Forwards	26,241,928	N/A	(26,241,928)	N/A	426,928	(789,928)
	26,241,928	N/A	(26,241,928)	N/A	426,928	(789,928)
Interest rate
Futures	3,155,385,421	26,450	(567,221,812)	(2,050)	15,175,719	(324,363)
Options(a)	-	-	(20,321,654)	(2,000)	62,500	-
	3,155,385,421	26,450	(587,543,466)	(4,050)	15,238,219	(324,363)
Total	$3,181,690,895	26,510	$(613,785,394)	(4,050)	$15,670,022	$(1,114,291)

(a) Notional amounts for options are based on the delta-adjusted positions.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

When multiple derivative contracts are held with the same counterparty, the Master Funds will net the contracts in an asset position with the contracts in a liability position when covered by a master netting agreement or similar arrangements, for presentation in the statements of financial condition. The table below displays the amounts at June 30, 2014 by which the fair values of both derivative assets and derivative liabilities were reduced within the Master Funds’ statements of financial condition as a result of this netting. Gross amounts below correspond to the total derivative asset and derivative liability balances categorized by primary underlying risk and product type in the preceding tables. Collateral pledged (received) for derivative assets and liabilities represent the cash amounts which are included in due from brokers on the statements of financial condition.  Actual collateral pledged or received by the Master Funds may exceed these amounts.

Description	Gross Amount	Gross Amount Offset in the Statements of Financial Condition	Net Amount Presented in the Statements of Financial Condition	Collateral (Received) / Pledged	Net Amount

Graham Commodity Strategies LLC[1]
Derivative assets	$56,209,687	$(33,362,989)	$22,846,698	$-	$22,846,698
Derivative liabilities	(35,136,546)	33,362,989	(1,773,557)	1,773,557	-

Graham Global Monetary Policy LLC[2]
Derivative assets	11,783,393	(11,083,267)	700,126	-	700,126
Derivative liabilities	(12,318,514)	11,083,267	(1,235,247)	1,235,247	-

Graham K4D Trading Ltd.[3]
Derivative assets	55,662,389	(21,429,594)	34,232,795	-	34,232,795
Derivative liabilities	(21,429,594)	21,429,594	-	-	-

Graham Macro Directional LLC [4]
Derivative assets	15,670,022	(751,291)	14,918,731	-	14,918,731
Derivative liabilities	(1,114,291)	751,291	(363,000)	363,000	-

1 Net derivative asset and liability amounts presented in the statement of financial condition are held with three counterparties. The Master Fund has pledged offsetting collateral to one of these counterparties that is eligible to offset the derivative liability amount as of June 30, 2014. At June 30, 2014 additional collateral pledged (received) in the amounts of $43,485,686 and $(403,349) were posted in support of derivative positions and are included in due from (to) brokers on the statement of financial condition.

2 Net derivative asset and liability amounts presented in the statement of financial condition are held with two counterparties. The Master Fund has pledged offsetting collateral to one of these counterparties that is eligible to offset the derivative liability amount as of June 30, 2014. At June 30, 2014 additional collateral pledged in the amount of $62,784,581 was posted in support of derivative positions and is included in due from brokers on the statement of financial condition.

3 Net derivative asset amounts presented in the statement of financial condition are held with two counterparties. The Master Fund did not receive collateral from these counterparties that may have been used to offset these derivative amounts as of June 30, 2014. At June 30, 2014 additional collateral pledged in the amount of $112,686,906 was posted in support of derivative positions and is included in due from brokers on the statement of financial condition.

4 Net derivative asset and liability amounts presented in the statement of financial condition are held with two counterparties. The Master Fund has pledged offsetting collateral to one of these counterparties that is eligible to offset the derivative liability amount as of June 30, 2014. At June 30, 2014 additional collateral pledged in the amount of $32,446,211 was posted in support of derivative positions and is included in due from brokers on the statement of financial condition.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the results of operations of each Master Fund for the three and six month periods ended June 30, 2014:

	Three Months Ended June 30, 2014
	Graham Commodity Strategies LLC	Graham Global Monetary Policy LLC	Graham K4D Trading Ltd.	Graham Macro Directional LLC

Net investment loss	$(8,263)	$(4,838)	$(9,122)	$(6,594)

Net realized gain (loss) on investments	(17,770,582)	(24,442,350)	30,579,837	(51,380,248)
Net increase (decrease) in unrealized appreciation on investments	(21,318,667)	(8,041,306)	33,961,241	13,556,276
Brokerage commissions and fees	(2,410,821)	(1,348,581)	(276,260)	(575,164)
Net gain (loss) on investments	(41,500,070)	(33,832,237)	64,264,818	(38,399,136)
Net income (loss)	$(41,508,333)	$(33,837,075)	$64,255,696	$(38,405,730)

	Six Months Ended June 30, 2014
	Graham Commodity Strategies LLC	Graham Global Monetary Policy LLC	Graham K4D Trading Ltd.	Graham Macro Directional LLC

Net investment loss	$(25,167)	$(20,189)	$(38,834)	$(9,300)

Net realized loss on investments	(78,448,483)	(54,349,024)	(18,627,897)	(85,335,043)
Net decrease in unrealized appreciation on investments	(46,141,879)	(26,596,419)	(7,591,697)	(9,632,937)
Brokerage commissions and fees	(5,107,727)	(3,032,881)	(612,513)	(877,889)
Net loss on investments	(129,698,089)	(83,978,324)	(26,832,107)	(95,845,869)
Net loss	$(129,723,256)	$(83,998,513)	$(26,870,941)	$(95,855,169)

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the gross gains and losses on all financial instruments held by the Master Funds reported in net realized gain (loss) and net increase (decrease) in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the three month period ended June 30, 2014:

	Graham Commodity Strategies LLC	Graham Global Monetary Policy LLC	Graham K4D Trading Ltd.	Graham Macro Directional LLC
Commodity price
Futures	$(669,971)	$(2,077,230)	$(12,054,748)	$(748,235)
Options	6,784,110	-	-	(70,500)
Swaps	1,189,119	-	-	-
	7,303,258	(2,077,230)	(12,054,748)	(818,735)
Equity price
Equities	(69,800)	-	64,000	-
Futures	(1,494,509)	(9,539,809)	27,809,919	(1,790,835)
Options	(9,955,785)	-	-	-
	(11,520,094)	(9,539,809)	27,873,919	(1,790,835)
Foreign currency exchange rate
Forwards	(8,864,052)	1,995,771	4,838,703	(34,460,893)
Futures	347,869	-	1,025,685	-
Options	(24,970,474)	(1,425,623)	-	(977,482)
	(33,486,657)	570,148	5,864,388	(35,438,375)
Interest rate
Futures	6,235,283	(18,698,482)	42,857,519	(71,340)
Options	(8,923,023)	(2,738,283)	-	295,313
Swaps	1,301,984	-	-	-
	(1,385,756)	(21,436,765)	42,857,519	223,973
Total	$(39,089,249)	$(32,483,656)	$64,541,078	$(37,823,972)

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the gross gains and losses on all financial instruments held by the Master Funds reported in net realized loss and net decrease in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the six month period ended June 30, 2014:

	Graham Commodity Strategies LLC	Graham Global Monetary Policy LLC	Graham K4D Trading Ltd.	Graham Macro Directional LLC
Commodity price
Futures	$(11,643,119)	$(2,947,823)	$(72,184,162)	$2,030,823
Options	5,557,738	-	-	66,406
Swaps	(739,008)	-	-	-
	(6,824,389)	(2,947,823)	(72,184,162)	2,097,229
Equity price
Equities	(235,800)	-	39,750	-
Futures	1,553,574	(25,484,480)	(16,142,601)	(7,096,413)
Options	(18,378,430)	-	-	-
	(17,060,656)	(25,484,480)	(16,102,851)	(7,096,413)
Foreign currency exchange rate
Forwards	3,567,825	(36,469,062)	16,967,155	(79,806,383)
Futures	347,869	-	(1,600,003)	-
Options	(89,782,907)	5,502,129	-	(1,889,306)
	(85,867,213)	(30,966,933)	15,367,152	(81,695,689)
Interest rate
Futures	(3,795,048)	(18,176,065)	46,700,267	(8,568,420)
Options	(8,744,800)	(3,370,142)	-	295,313
Swaps	(2,298,256)	-	-	-
	(14,838,104)	(21,546,207)	46,700,267	(8,273,107)
Total	$(124,590,362)	$(80,945,443)	$(26,219,594)	$(94,967,980)

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

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC

GAIT invests a portion of its excess liquidity in Cash Assets, an entity for which the Manager is also the sole investment advisor. Cash Assets commenced operations on June 22, 2005, and was formed as a Delaware Limited Liability Company for the purpose of consolidating investment activity of multiple funds managed by the Manager. Its objective is to preserve capital while enhancing return on cash balances and providing daily liquidity. It invests in debt obligations guaranteed by the U.S. federal government which range in maturity from one to nineteen months. Cash Assets also maintains cash and cash equivalents on deposit with major U.S. institutions. Cash Assets values all fixed income securities at amortized cost which approximates fair value. GAIT’s investment in Cash Assets is valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP based upon GAIT’s proportionate share of Cash Assets’ reported net asset value. GAIT records its proportionate share of Cash Assets’ investment income and expenses on a monthly basis. For the three and six months ended June 30, 2014, the total amount recognized by GAIT with respect to its investment in Cash Assets were $86,298 and $175,370, respectively. For the three and six months ended June 30, 2013, the total amount recognized by GAIT with respect to its investment in Cash Assets was $109,104 and $233,266, respectively. These amounts are included in interest income in the statements of operations and incentive allocation. At June 30, 2014 and December 31, 2013, GAIT owned approximately 4.94% and 4.36%, respectively, of Cash Assets. The following table summarizes the financial position of Cash Assets as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Assets:
Cash and cash equivalents	$736,529,942	$1,011,694,165
Investments in fixed income securities (cost $1,937,085,549 and $2,493,161,454, respectively)	1,937,085,549	2,493,161,454
Accrued interest receivable	5,278,778	6,806,338
Total assets	2,678,894,269	3,511,661,957

Liabilities:
Other liabilities	-	15,004
Total liabilities	-	15,004
Net assets	$2,678,894,269	$3,511,646,953

The following table summarizes the results of operations of Cash Assets for the three and six month periods ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Investment income
Interest income	$1,731,457	$2,113,258	$3,654,826	$4,240,391
Total investment income	1,731,457	2,113,258	3,654,826	4,240,391

Expenses:
Bank fee expense	15,931	25,311	27,216	58,964
Total expenses	15,931	25,311	27,216	58,964
Net investment income	1,715,526	2,087,947	3,627,610	4,181,427
Net income	$1,715,526	$2,087,947	$3,627,610	$4,181,427

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

The following represents the condensed schedule of investments of Cash Assets as of June 30, 2014:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (cost $1,937,085,549)
United States
Government Bonds (cost $1,937,085,549)
U.S. Treasury 2.38% due 10/31/14	$150,000,000	$151,250,551	5.65%
Other U.S. Treasury 0.25% – 4.00% due 07/31/14 – 01/31/16		1,785,834,998	66.66%
Total Government Bonds		1,937,085,549	72.31%

Total Investments in Fixed Income Securities		$1,937,085,549	72.31%

The following represents the condensed schedule of investments of Cash Assets as of December 31, 2013:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (cost $2,493,161,454)
United States
Government Bonds (cost $2,493,161,454)
U.S. Treasury 0.13% – 4.00% due 01/15/14 – 9/15/15	$2,475,000,000	$2,493,161,454	71.00%
Total Government Bonds		2,493,161,454	71.00%

Total Investments in Fixed Income Securities		$2,493,161,454	71.00%

Cash Assets reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP. The following table shows the fair value classification of each investment type held by Cash Assets as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Assets
Level 2:
Fixed income securities
Government Bonds	$1,937,085,549	$2,493,161,454
Total fixed income securities	1,937,085,549	2,493,161,454
Total Level 2	1,937,085,549	2,493,161,454
Total assets	$1,937,085,549	$2,493,161,454

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

6. Fees and Related Party Transactions

Advisory Fees

For the six months ended June 30, 2014 and 2013 each Class of GAIT other than Class M pays the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate equal to 1.75% of the Net Asset Value of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is effected with respect to Units of such Class during the month.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

6. Fees and Related Party Transactions (continued)

Sponsor Fees

For the six months ended June 30, 2014 and 2013, each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Net Asset Value specified in the table below. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee. For the three months ended March 31, 2013, the annual rate listed below for Class 2 comprised a Sponsor Fee of 0.75% and selling agent fee (the “Selling Agent Fee”) of 2%, which was used to compensate selling agents for initial and on-going services to the Fund. Subsequent to March 31, 2013, the Sponsor Fee and the Selling Agent Fee were combined to form the Sponsor Fee listed in the table below.

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

Administrator’s Fee

For the six months ended June 30, 2014 and 2013, GAIT paid SEI a monthly administrator’s fee based on GAIT’s net asset value, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT.

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

8. Financial Highlights

The following is the per unit operating performance calculation for the three month periods ended June 30, 2014 and 2013:

	Class 0	Class 2
Per unit operating performance
Net asset value per unit, March 31, 2013	$122.47	$95.80
Net loss:
Net investment loss	(0.86)	(1.13)
Net loss on investments	(0.48)	(0.39)
Net loss	(1.34)	(1.52)
Net asset value per unit, June 30, 2013	$121.13	$94.28

Net asset value per unit, March 31, 2014	$114.03	$87.43
Net income:
Net investment loss	(0.76)	(1.05)
Net gain on investments	1.73	1.35
Net income	0.97	0.30
Net asset value per unit, June 30, 2014	$115.00	$87.73

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

8. Financial Highlights (continued)

The following represents ratios to average members’ capital, excluding the Managing Member, and total return for the three month periods ended June 30, 2014 and 2013:

	Class 0		Class 2
	2014	2013	2014	2013

Total return before Incentive Allocation	0.85%	(1.09)%	0.35%	(1.59)%
Incentive Allocation	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	0.85%	(1.09)%	0.35%	(1.59)%

Net investment loss before Incentive Allocation	(0.67)%	(0.70)%	(1.20)%	(1.18)%
Incentive Allocation	0.00	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(0.67)%	(0.70)%	(1.20)%	(1.18)%

Total expenses before Incentive Allocation	0.72%	0.74%	1.25%	1.22%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	0.72%	0.74%	1.25%	1.22%

The following is the per unit operating performance calculation for the six month periods ended June 30, 2014 and 2013:

	Class 0	Class 2
Per unit operating performance
Net asset value per unit, December 31, 2012	$114.88	$90.29
Net income:
Net investment loss	(1.74)	(2.28)
Net gain on investments	7.99	6.27
Net income	6.25	3.99
Net asset value per unit, June 30, 2013	$121.13	$94.28

Net asset value per unit, December 31, 2013	$127.72	$98.41
Net loss:
Net investment loss	(1.53)	(2.08)
Net loss on investments	(11.19)	(8.60)
Net loss	(12.72)	(10.68)
Net asset value per unit, June 30, 2014	$115.00	$87.73

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

8. Financial Highlights (continued)

The following represents ratios to average members’ capital, excluding the Managing Member, and total return for the six month periods ended June 30, 2014 and 2013:

	Class 0		Class 2
	2014	2013	2014	2013

Total return before Incentive Allocation	(9.96)%	5.44%	(10.85)%	4.42%
Incentive Allocation	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	(9.96)%	5.44%	(10.85)%	4.42%

Net investment loss before Incentive Allocation	(1.29)%	(1.46)%	(2.31)%	(2.42)%
Incentive Allocation	0.00	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(1.29)%	(1.46)%	(2.31)%	(2.42)%

Total expenses before Incentive Allocation	1.40%	1.56%	2.41%	2.52%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	1.40%	1.56%	2.41%	2.52%

Total return is calculated for Class 0 and Class 2 units taken as a whole. Total return is calculated as the change in total members’ capital, excluding that of the Managing Member, adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for the Class 0 and Class 2 units taken as a whole and include amounts from GAIT and net investment loss and expenses allocated from Master Funds and investment income from Cash Assets. The computation of such ratios is based on the amount of net investment loss, total expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of members’ capital of GAIT, excluding that of the Managing Member, for the three and six month periods ended June 30, 2014 and 2013.

9. Subsequent Events

GAIT had subscriptions of approximately $2.1 million and redemptions of approximately $3.8 million through August 14, 2014, the date through which subsequent events were evaluated by management. These amounts have not been included in the financial statements.

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

(a)	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our annual consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2013 included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 28, 2014. This discussion should also be read in conjunction with “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis. For the purposes of this filing beginning with Item 2, the term “Fund” shall include each of the Blended Strategies Portfolio of GAIF II, GAIT, and the master funds in which they invest, unless the context implies otherwise. The Fund does not engage in the sale of goods or services. The Fund’s capital consists of capital contributions of the members, as increased or decreased by gains and losses from its investments in the Master Funds, interest, expenses and redemptions. Its only assets are its investments in the Master Funds. The Master Funds do not engage in the sale of goods or services. Their assets are comprised of the equity in their accounts with clearing brokers and OTC counterparties, in each case consisting of cash, open trade equity on derivatives and the net option premium paid or received. In the case of Graham Cash Assets LLC (“Cash Assets”), the assets consist of investments in debt obligations guaranteed by the U.S. federal government, as well as cash and cash equivalents.

For the three months ended June 30, 2014 the Blended Strategies Portfolio’s net asset value decreased by $4,690,453 or -7.1%. The net decrease in the Blended Strategies Portfolio was attributable to total subscriptions of $1,202,995 or 1.8% and net income of $475,953 or 0.7% offset by redemptions totaling $6,369,401 or -9.6%.

For the six months ended June 30, 2014 the Blended Strategies Portfolio’s net asset value decreased by $15,516,514 or -20.2%. The net decrease in the Blended Strategies Portfolio was attributable to total subscriptions of $2,665,795 or 3.5% offset by redemptions totaling $10,273,679 or -13.4% and a net loss of $7,908,630 or -10.3% for the period.

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

2014 Summary

Three Months Ended June 30, 2014

For the three months ended June 30, 2014, the Blended Strategies Portfolio experienced net trading gains of $1,070,839. The trading results are attributable to the following sectors:

Agriculture / Softs	$(77,740)
Base metals	(312,444)
Energy	204,892
Equities	896,922
Foreign exchange	(1,101,764)
Long term / Intermediate rates	1,485,030
Precious metals	(254,186)
Short term rates	230,129
$1,070,839

The Blended Strategies Portfolio recorded a net gain for the second quarter of 2014. The portfolio recorded gains primarily from positions in fixed income futures, particularly in Europe and, to a lesser extent, Australia and Canada. Positions in global equity index futures also led to gains, most notably in the U.S. and Europe. Smaller gains resulted from positions in energy, including crude oil and gasoline. The portfolio experienced losses in foreign exchange, primarily from trading the Japanese yen, euro and Canadian dollar versus the U.S. dollar. Smaller losses resulted from positions in metals and agricultural commodities.

Advisory, Sponsor, and Administrator’s Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the three months ended June 30, 2014 Advisory Fees decreased by $127,355 or -30.9%, Sponsor Fees decreased by $66,201 or -24.1%, and Administrator’s Fees decreased by $8,643 or -28.2% in the Fund over the corresponding period of the preceding year. These decreases are all attributable to lower net assets of the portfolio resulting from redemptions and a net loss partially offset by subscriptions for the period. During the same period, interest income decreased by $6,583 or -15.6%. Interest was earned on free cash at an average annualized yield of 0.25% for the three months ended June 30, 2014 compared to 0.23% for the same period in 2013.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the three months ended June 30, 2014 and 2013 the portfolio has not yet recovered previous losses. As a result, there was no Incentive Allocation for those periods.

Index
Six Months Ended June 30, 2014

For the six months ended June 30, 2014, the Blended Strategies Portfolio experienced net trading losses of $6,665,246. The trading results are attributable to the following sectors:

Agriculture / Softs	$(1,298,300)
Base metals	(363,175)
Energy	(846,180)
Equities	(1,426,003)
Foreign exchange	(3,026,919)
Long term / Intermediate rates	1,115,752
Precious metals	(899,810)
Short term rates	79,389
$(6,665,246)

The Blended Strategies Portfolio posted a net loss for the first two quarters of 2014. Losses in foreign exchange resulted primarily from trading the Japanese yen versus the U.S. dollar as well as trading various European currency crosses. Losses also resulted from trading commodities, including coffee, silver, gold, copper, crude oil and heating oil. Smaller losses resulted from positions in global equity index futures, particularly in Asia. The portfolio profited from positions in European fixed income futures, which offset a portion of the losses during the period.

Advisory, Sponsor, and Administrator’s Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the six months ended June 30, 2014 Advisory Fees decreased by $214,405 or -26.6%, Sponsor Fees decreased by $106,856 or -20.0%, and Administrator’s Fees decreased by $14,979 or -24.9% in the Fund over the corresponding period of the preceding year. These decreases are all attributable to lower net assets of the portfolio resulting from redemptions and a net loss partially offset by subscriptions for the period. During the same period, interest income decreased by $12,784 or -14.8%. Interest was earned on free cash at an average annualized yield of 0.25% for the six months ended June 30, 2014 compared to 0.23% for the same period in 2013.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the six months ended June 30, 2014 and 2013 the portfolio has not yet recovered previous losses. As a result, there was no Incentive Allocation for those periods.

The following table illustrates the sector distribution of the Fund’s investments in Master Funds as of June 30, 2014 based on the fair value of the underlying assets and liabilities in each Master Fund including both long and short positions. Positive percentages represent net assets whereas negative percentages represent a net liability.

Agriculture / Softs	(6.6)%
Base metals	(4.8)%
Energy	13.6%
Equities	(2.0)%
Foreign exchange	56.1%
Long term / Intermediate rates	20.9%
Precious metals	(1.1)%
Short term rates	23.9%
100.0%

Index
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

A portion of the Fund’s assets is generally held as cash or cash equivalents, which are used to margin the Fund’s investments. It is expected that the average margin the Fund will be required to post to support the Fund’s trading may range between 10% and 30% of the Fund’s total assets, which will be segregated or secured by the futures brokers in accordance with the Commodity Exchange Act and with U.S. Commodity Futures Trading Commission regulations or be maintained on deposit with over-the-counter counterparties. In exceptional market conditions, this amount could increase. The Master Funds are subject to margin calls on a constant daily and intra-day basis, whether in connection with initiating new investment positions or as a result of changes in the value of current investment positions. These margin requirements are met through the posting of additional margin with the applicable futures or OTC clearing broker. The Manager generally expresses its margin requirements for the portfolios in terms of the aggregate of the margin requirements plus the net option premium costs for the underlying strategies as a percentage of net assets. The following table shows these amounts as of the date indicated:

June 30, 2014	14.74%
December 31, 2013	17.61%
June 30, 2013	13.62%

Other than any potential market-imposed limitations on liquidity, the Fund’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Fund’s futures trading. Through June 30, 2014, the Fund experienced no meaningful periods of illiquidity in any of the markets traded by the Manager on behalf of the Fund.

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

Evaluation of Disclosure Control and Procedures

The Advisor’s Chief Operating Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2014. Based on that evaluation, the Advisor’s Chief Operating Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2014, to ensure that information required to be disclosed by the Fund in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and made known to the Manager and the Fund’s management, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes to the Fund’s internal controls over financial reporting during the second quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal controls over financial reporting.

Index
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 1A.	Risk Factors
Not Required

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2014, the Fund issued 13,026.042 Units in exchange for $1,202,995 with respect to the Blended Strategies Portfolio, in each case in a transaction that was not registered under the Securities Act of 1933, as amended (the “Act”). The Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Act and Rule 506 of Regulation D promulgated thereunder. All purchasers of the Units were accredited investors, as that term is defined under Rule 501 of Regulation D.

The following chart sets forth the purchases of Units of the Fund.

Blended Strategies Portfolio
Total
Number of
Period (as of)	Units Issued
April 1, 2014	8,873.887
May 1, 2014	3,529.191
June 1, 2014	622.964

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Mine Safety Disclosures – None

Item 5.	Other Information – None

Index
Item 6.	Exhibits

** 3.1	Certificate of Formation of Graham Alternative Investment Fund II LLC
* 3.2	Amendment to Certificate of Formation of Graham Alternative Investment Fund II LLC
* 4.1	Amended and Restated Limited Liability Company Agreement of Graham Alternative Investment Fund II LLC
** 10.1	Form of Subscription Agreement
** 10.2	Form of Placement Agreement
*** 10.10	Safekeeping Account Agreement between Graham Cash Assets LLC and Bank of America, N.A.
**** 31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Operating Officer)
**** 31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer)
**** 32.1	Section 1350 Certification (Certification of Chief Operating Officer and Chief Financial Officer)

*	Incorporated by reference to the Fund’s Form 8-K previously filed on April 11, 2013

**	Incorporated by reference to the Fund’s Form 10 previously filed on April 30, 2010

***	Incorporated by reference to the Fund’s Form 10/A previously filed on September 3, 2010

****	Filed herewith

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2014	GRAHAM ALTERNATIVE INVESTMENT FUND II LLC BLENDED STRATEGIES PORTFOLIO

	By:	GRAHAM CAPITAL MANAGEMENT, L.P.
its Manager

By: /s/ Paul Sedlack
Paul Sedlack, Chief Operating Officer

By: /s/ Brian Douglas
Brian Douglas, Chief Financial Officer