Form 10-K
period 2014-12-31
GRAHAM ALTERNATIVE INVESTMENT FUND II LLC
filed 2015-03-30
CIK 1461237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐       No ☑

Units of the Blended Strategies Portfolio with an aggregate value of $61,143,032 were outstanding and held by non-affiliates as of June 30, 2014.

As of March 1, 2015, 572,340.894 Units of the Blended Strategies Portfolio were outstanding.

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

Investors in GAIF II may invest in either or both of two different portfolios, the Blended Strategies Portfolio or the Systematic Strategies Portfolio. GAIF II closed the Discretionary Strategies Portfolio on June 30, 2014. The Blended Strategies Portfolio uses a systematic trading program and a discretionary trading program. The Systematic Strategies Portfolio uses solely a systematic program. The Discretionary Strategies Portfolio used solely a discretionary trading program. The Blended Strategies Portfolio units of interest are the only ones registered under the Securities Act of 1934, as amended, and the financial information and statements contained herein are solely with respect to that Portfolio.

GAIF II invests substantially all of its assets into two feeder funds, each of which in turn invests substantially all of its assets in one or more master funds.  Assets invested in the Blended Strategies Portfolio will be invested by GAIF II in Graham Alternative Investment Trading LLC (“GAIT”) and assets invested in the Systematic Strategies Portfolio will be invested by GAIF II in Graham Alternative Investment Trading II LLC (“GAIT II”), both of which is a Delaware limited liability company (“the Feeder Funds”). Prior to its closing, all assets invested in the Discretionary Strategies Portfolio were invested by GAIF II in Graham Alternative Investment Trading III LLC (“GAIT III”), a Delaware limited liability company.  For the purposes of this registration statement, the term “Fund” shall include each of GAIF II, the Feeder Funds and the master funds in which they invest, unless the context implies otherwise.  Graham Capital Management, L.P. (the “Manager”) is the Fund’s manager and the investment advisor to the Fund.

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

GAIF II offers four classes (each a “Class”) of Units, being Class 0 Units and Class 2 Units of the Blended Strategies Portfolio and  Class 0 Units and Class 2 Units of the Systematic Strategies Portfolio. Prior to June 30, 2014 GAIF I offered and Class 0 and Class 1 Units of the Discretionary Strategies Portfolio.  As further described below under “Fees,” Class 0, Class 1, and Class 2 Units of each portfolio differ only as to their applicable fees. Subscriptions for Units of any Class may be accepted by GAIF II as of the first business day of each month upon written notice of at least three business days prior to the last business day of the preceding month, and on such other notice and dates as the Manager may permit in its sole and absolute discretion.

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

 As of July 31, 2014 the Discretionary Strategies Portfolio and GAIT III liquidated all assets and paid all final liquidation expenses. Units of the Discretionary Strategies Portfolio and GAIT III are no longer offered as of July 31, 2014.

(ii)	The Manager

The Manager was organized in May 1994 as a Delaware limited partnership. The general partner of the Manager is KGT, Inc., a Delaware corporation of which Kenneth G. Tropin is the sole director and sole shareholder.  KGT, Inc. became a listed Principal of the Manager effective July 27, 1994. The Manager has been registered as a CPO and CTA under the Commodity Exchange Act (“CEA”) and has been a member of the NFA since July 27, 1994. As of March 1, 2015, the Manager has approximately 191 personnel and manages assets of over $9 billion.  The Manager’s principal office is located at 40 Highland Avenue, Rowayton, Connecticut 06853 and its telephone number is (203) 899-3400.  An affiliate of the Manager, Graham Capital LLP, has an office in London, England.

(iii)	The Trading Program

The Fund offers two separate portfolios, each representing a different investment program:  the Blended Strategies Portfolio and the Systematic Strategies Portfolio. Prior to June 30, 2014 the Fund also offered the Discretionary Strategies Portfolio.  The Manager strives to combine various trading strategies within each portfolio in order to diversify the investment exposure of each portfolio and reduce its dependence on any single trading strategy.  The Manager also seeks trading strategies that have low correlation to each other in an effort to make the performance returns of each portfolio, so far as is practicable, less volatile and more consistently profitable.  The Manager’s Investment Committee, which is comprised of Kenneth G. Tropin, Paul Sedlack, Robert E. Murray, Pablo Calderini, William Pertusi, Barry S. Fox, Brian Douglas, Thomas P. Schneider, and James A. Medeiros makes decisions with respect to the selection of strategies traded on behalf of the Fund.

Biographical information regarding the members of the Investment Committee is set forth below.

Kenneth G. Tropin, 61, is the Chairman and the founder of the Manager. In May 1994, he founded the Manager and became an Associated Person and Principal effective July 27, 1994. Mr. Tropin is responsible for the overall management of the organization, including the investment of its proprietary trading capital.

Pablo Calderini, 50, is the Chief Investment Officer of the Manager and is responsible for the management and oversight of the discretionary trading business and portfolio managers at the Manager.  He joined the Manager in August 2010 and became an Associated Person and Principal of the Manager effective August 13, 2010. Prior to joining the Manager, Mr. Calderini worked at Deutsche Bank from June 1997 to July 2010 where he held positions of increasing responsibility, most recently the Global Head of Equity Proprietary Trading. Mr. Calderini commenced his career at Deutsche Bank as Global Head of Emerging Markets.  During his tenure at Deutsche Bank, Mr. Calderini also helped manage several groups across the fixed income and equity platforms, including the Global Credit Derivatives Team.  Mr. Calderini received a B.A. in Economics from Universidad Nacional de Rosario in 1987 and a Masters in Economics from Universidad del Cema in 1988, each in Argentina.

Paul Sedlack, 54, is the Chief Operating Officer, Vice Chairman, and the General Counsel of the Manager. He joined the Manager in June 1998 and became an Associated Person of the Manager effective November 20, 1998 and a Principal on August 21, 1998. He oversees the operation of the finance and administration departments and is also responsible for all legal and compliance matters. Mr. Sedlack received a J.D. from Cornell Law School in 1986 and an M.B.A. in Finance in 1983 and B.S. in Engineering in 1982 from State University of New York at Buffalo.

Robert E. Murray, 54, is the Chief Executive Officer of the Manager and is responsible for the management and oversight of client services, quantitative trading, and technology and risk management at the Manager. He joined the Manager in June 2003 and became an Associated Person and Principal of the Manager effective June 27, 2003. Mr. Murray received a Bachelor’s Degree in Finance from Geneseo State University in 1983.

William Pertusi, 54, is the Chief Risk Officer of the Manager, responsible for identifying, monitoring and acting upon financial risks relative to financial returns in the Manager’s diverse trading strategies. He became an Associated Person of the Manager effective July 24, 2006 and a Principal on November 28, 2006. Prior to joining the Manager in April 2006, Mr. Pertusi held the positions of Director and Risk Manager at SAC Capital Advisors LLC, an investment management firm, from July 2004 to April 2006. From July 2002 to July 2004, he was employed as a Portfolio Manager at SAC specializing in Mortgage Backed Securities. Mr. Pertusi was an associated person of SAC from June 2003 to June 2006 and a principal from June 2003 to May 2005. Mr. Pertusi received a B.S. in Electrical Engineering from Lehigh University in 1983, an M.B.A. from Harvard in 1987, and an M.S. in Mathematics from Fairfield University in 2006.

Barry S. Fox, 51, is Director of Research of the Manager. He became an Associated Person of the Manager effective November 10, 2000 and a Principal on November 15, 2007. Mr. Fox joined the Manager in August 2000 as a portfolio manager and developed several quantitative trading programs. In May 2005, he joined the Manager’s Research Department, and in October 2005 was appointed Co-Associate Director of Research. Mr. Fox was appointed Director of Research in April 2007. Mr. Fox received a B.S. in Business Administration from State University of New York at Buffalo in 1986.

Brian Douglas, 41, C.P.A., is the Chief Financial Officer of the Manager. He became an Associated Person of the Manger effective February 1, 2013 and a Principal on April 1, 2013. In July 2004, he joined the Manager as Manager of Financial Reporting and became Director of Financial Reporting in April 2008. He received his B.A. in accounting from Western Connecticut State University in May 1996.

Thomas P. Schneider, 52, is an Executive Vice President and the Chief Trader of the Manager. He joined the Manager in June 1994 and became an Associated Person of the Manager effective September 12, 1994 and a Principal on November 30, 1995. He is responsible for managing the Manager’s quantitative futures and foreign exchange trade execution, including all of its core and short term quantitative trading strategies, and developing and maintaining relationships with independent executing brokers and futures commission merchants (“FCMs”). Mr. Schneider graduated from the University of Notre Dame in 1983 with a B.B.A. in Finance and received his Executive M.B.A. from the University of Texas at Austin in 1997.

James A. Medeiros, 41, is a Senior Managing Director of the Manager responsible for the firm’s Investor Relations group. He joined the Manager in July 2009 and became an Associated Person of the Manager effective July 21, 2009 and a Principal on February 7, 2013. Prior to joining the Manager, Mr. Medeiros was a member of the Investor Relations group at Moore Capital Management, L.P., a hedge fund manager, from August 2003 to July 2009, where he managed relationships with a wide variety of institutional and private clients. Mr. Medeiros received a Bachelor of Science from the Edmund A. Walsh School of Foreign Service at Georgetown University in 1996, and received an M.B.A. from the Wharton School at the University of Pennsylvania in 2003.

The discretionary traders for any discretionary investment strategy selected to trade on behalf of the Fund make the trading decisions for that discretionary strategy.  The Manager has developed sophisticated proprietary software to study optimal portfolio weighting strategies and the effect of specific markets on the performance, risk, correlation and volatility characteristics of each of its trading strategies.  As a result, the weighting or leverage that a trading strategy uses in each market may change to address changes in market conditions.   With such software, the Manager devotes considerable attention to risk management at the portfolio level in an effort to ensure balance between markets and that the overall leverage used by each portfolio is consistent with the Manager’s overall views on risk.  The Manager’s objective in forming the investment program of each portfolio is to provide the portfolio with significant potential for capital appreciation in both rising and falling markets and during expanding or recessionary economic cycles.  Currently, the Blended Strategies Portfolio allocates 50% of its assets to the Manager’s Discretionary Trading Program (“DTP”) and 50% of its assets to the Manager’s Systematic Trading Program (“K4D”), but the Manager may alter these allocations to DTP and the K4D Program at any time within its sole discretion.  The Systematic Strategies Portfolio allocates 100% of its assets to the Manager’s K4D Program, but the Manager may over time add other systematic trading programs to the Systematic Strategies Program. The Discretionary Strategies Portfolio allocated 100% of its assets to the Manager’s Discretionary Strategies Program.

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

Pursuant to the Company Agreement, each Class of the Blended Strategies Portfolio and Systematic Strategies Portfolio of the Fund pays the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate equal to 1.75% of the Net Asset Value of such Class. Prior to June 30, 2014 each Class of the Discretionary Strategies Portfolio of the Fund paid the Manager an Advisory Fee of 2.25%. For purposes of calculating the Advisory Fee, the Net Asset Value of each Class equals the total fair market value of the assets of the Fund attributable to that Class less the liabilities of the Fund attributable to that Class.  Profits and losses are allocated among the Classes in proportion to their respective Net Asset Values (before accrual of the Sponsor Fee and the Incentive Allocation set forth below).  The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month (before giving effect to any redemptions as of the last business day of the month and subscriptions as of the beginning of the next business day, and before deduction or accrual of fees payable to the Manager and the Incentive Allocation).  If the Company Agreement is terminated as of a date other than the last business day of a month, the Advisory Fee will be prorated through the termination date.

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

(iii)            Incentive Allocation

Each Class of Blended Strategies Portfolio and the Systematic Strategies Portfolio of the Fund bears a quarterly Incentive Allocation, payable to the Manager as of the end of each calendar quarter, equal to 20% of the net profits of the Class for the quarter, subject to a “loss carryforward” provision.  Prior to June 30, 2014, each Class of Discretionary Strategies Portfolio of the Fund bore a quarterly Incentive Allocation, payable to the Manager as of the end of each calendar quarter, equal to 25% of the net profits of the Class for the quarter, subject to a “loss carryforward” provision. The loss carryforward provision generally provides that the Manager will not receive an Incentive Allocation in respect of the Class for a calendar quarter to the extent that the Class experiences net loss since the last calendar quarter for which an Incentive Allocation was earned and such loss has not been recouped through subsequent net profits. The Incentive Allocation is calculated and paid as follows:  At the end of each calendar quarter, the Incentive Allocation is deducted from the Net Asset Value of each Class and credited to the Capital Account of the Manager in the Feeder Funds, in an amount equal to 20% of New High Net Trading Profits (as defined below) with respect to each class of the Blended Strategies Portfolio and the Systematic Strategies Portfolio for such period. Prior to June 30, 2014, at the end of each calendar quarter, the Incentive Allocation is deducted from the Net Asset Value of each Class and credited to the Capital Account of the Manager in the Feeder Funds in an amount equal to 25% of New High Net Trading Profits with respect to each class of the Discretionary Strategies Portfolio for such period. “New High Net Trading Profits” for any Class for any quarter shall mean the Net Capital Appreciation (which includes unrealized gains and losses and interest income and expense, less all accrued debts, liabilities and obligations of the Class (but before any accrual for the Incentive Allocation) for such period) for the quarter minus the Carryforward Loss (as defined below), if any, as of the beginning of the quarter, for such Class. The “Carryforward Loss” shall be increased as of the end of each calendar quarter by the amount of any Net Capital Depreciation with respect to such Class during the quarter then ended, and shall be decreased (but not below zero) as of the end of each calendar quarter by the amount of any Net Capital Appreciation with respect to such Class during the quarter then ended. In addition, the Carryforward Loss for a Class for any calendar quarter shall be proportionately reduced effective as of the date of redemption of any Units of such Class by multiplying (i) the Carryforward Loss for such Class immediately prior to such redemption by (ii) the ratio that the amount of assets redeemed from such Class bears to the Net Assets of such Class immediately prior to such redemption. The Carryforward Loss of a Class must be recouped before any subsequent Incentive Allocation can be made to the Manager. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed on any date not the end of a calendar quarter, as if the date of redemption were the end of a calendar quarter and the Incentive Allocation shall only be deducted with respect to such redeemed Units.

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

Class 0 of the Fund has been operating since August 1, 2006, and Class 2 since November 1, 2007 with respect to its original portfolio, now the Blended Strategies Portfolio. Moreover, DTP became a part of the Blended Strategies Portfolio as of August 2008.  The Systematic Strategies Portfolio commenced actual trading as of January 1, 2009. The Discretionary Strategies Portfolio commenced actual trading as of June 1, 2013 and closed on June 30, 2014. There can be no assurance that any portfolio of the Fund will achieve its investment objective.

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

The Manager Manages Other Accounts.  The Manager acts as general partner or trading manager to investment funds and other managed accounts that have investment objectives and methodologies similar to those of the Fund. As of March 1, 2015, the Manager acts as general partner or trading manager to 36 investment funds or managed accounts to which outside investors contribute capital, including the Funds. Of these, 36 investment funds or managed accounts, 29 employ a systematic trading program identical to, or substantially similar to, that traded for the Systematic Strategies Portfolio and 7 employ a discretionary trading program similar to DTP, differing primarily in that they trade securities. The Manager may also receive higher fees for managing certain of these accounts. The Manager and its principals may trade for their own accounts in the same markets in which the Fund trades and such accounts may take positions that are opposite, or ahead of, positions taken for the Fund. Fund investors will not be permitted to inspect the records of such proprietary accounts or the written policies related to such trading. The Manager and its principals also may manage other accounts in the future. All of the above accounts may compete with the Fund for the same positions. All of the foregoing accounts may be aggregated for purposes of determining applicable position limits, and may take the same or different positions as the Fund.

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

As of March 1, 2015, there were 185 holders of Class 0 Units and 260 holders of Class 2 Units of the Blended Strategies Portfolio.

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

For the three months ended December 31, 2014, the Fund issued 52,300.161 Units in exchange for $6,828,000 with respect to the Blended Strategies Portfolio, in each case in a transaction that was not registered under the Securities Act.  The Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder.

The following chart sets forth the purchases of Units of the Fund.

Period (as of)	Blended Strategies Portfolio Total Number of Units Purchased
October 1, 2014	44,233.304
November 1, 2014	6,777.410
December 1, 2014	1,289.447

Item 6:	SELECTED FINANCIAL DATA

No disclosure is required hereunder as the Fund is a “smaller reporting company,” as defined in Item 10(f)(1) of Regulation S-K.

Item 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the year ended December 31, 2014 the Fund’s net asset value increased by $1,886,701 or 2.5%. This increase in the Blended Strategies Portfolio was attributable to total subscriptions of $11,652,795 or 15.2% and net income of $10,496,665 or 13.7% partially offset by redemptions totaling $20,262,759 or -26.4%, for the period.

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

Blended Strategies Portfolio

2014 Summary

For the year ended December 31, 2014, the Blended Strategies Portfolio experienced net trading gains of $14,863,610 attributable to the following sectors:

Agriculture / Softs	$(1,920,484)
Base Metals	(935,904)
Energy	2,913,707
Equities	(2,088,479)
Foreign Exchange	11,215,864
Long Term / Intermediate Rates	6,249,670
Precious Metals	(594,611)
Short Term Rates	23,847
$14,863,610

The portfolio posted a net gain for 2014. Gains during the year resulted primarily from trading foreign exchange, particularly from a long bias in the U.S. dollar versus the euro and Japanese yen. Positions in European, Canadian, Australian and Asian fixed income futures also benefitted the portfolio.  The portfolio experienced losses in commodities as gains in energy were offset by losses in agricultural commodities and metals. The portfolio also recorded losses in equity index futures as gains in the U.S. were offset by losses in European and Asian benchmark indices.

Advisory and Sponsor Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the year ended December 31, 2014, Advisory Fees decreased by $285,995 or -18.9% and Sponsor Fees decreased by $128,017 or -12.5% in the Blended Strategies Portfolio over the corresponding period of the preceding year. These decreases are all attributable to lower net assets of the portfolio resulting from subscriptions offset by redemptions and a net loss for the period. During the same period, interest income decreased by $33,433 or -19.7%. Interest was earned on free cash at an average annualized yield of 0.25% for the year ended December 31, 2014 compared to 0.24% for the year ended December 31, 2013.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the year ended December 31, 2014 the Incentive Allocation increased by $1,740,643. This was the result of a higher net gain before incentive allocation for the year ended December 31, 2014 compared to the year ended December 31, 2013. For the year ended December 31, 2013, the portfolio had not yet recovered previous losses. As a result, there was no Incentive Allocation for that year.

The following table illustrates the sector distribution of the Blended Strategies Portfolio’s investments in Master Funds as of December 31, 2014 based on the fair value of the underlying assets and liabilities in each master fund including both long and short positions.  Positive percentages represent net assets whereas negative percentages represent a net liability.

Agriculture / Softs	8.9%
Base Metals	(5.0)%
Energy	22.0%
Equities	1.0%
Foreign Exchange	55.9%
Long Term / Intermediate Rates	14.0%
Precious Metals	0.3%
Short Term Rates	2.9%
100.0%

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

A portion of the assets of each portfolio is generally held as cash or cash equivalents, which are used to margin the Fund’s investments.  It is expected that the average margin the Fund will be required to post to support the Fund’s trading may range between 10% and 30% of the total assets of each portfolio, which will be segregated or secured by the futures brokers in accordance with the CEA and with CFTC regulations or be maintained on deposit with over-the-counter counterparties.  In exceptional market conditions, this amount could increase.  The master funds are subject to margin calls on a constant daily and intra-day basis, whether in connection with initiating new investment positions or as a result of changes in the value of current investment positions.  These margin requirements are met through the posting of additional margin with the applicable futures broker or FX clearing broker, on an almost daily basis.  The Manager generally expresses its margin requirements for the portfolios in terms of the aggregate of the margin requirements for the underlying strategies plus the net option premium costs for the underlying strategies.  For the periods ended December 31, 2014 and December 31, 2013, the margin requirements for the Blended Strategies Portfolio was 12.51% and 17.61%, respectively.

Other than any potential market-imposed limitations on liquidity, the Fund’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Fund’s futures trading.  Through December 31, 2014, the Fund experienced no meaningful periods of illiquidity in any of the markets traded by the Manager on behalf of the Fund.

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

Consolidated Financial Statements

Graham Alternative Investment Fund II LLC
Blended Strategies Portfolio
For the years ended December 31, 2014 and 2013
with Report of Independent Registered Public Accounting Firm

GRAHAM ALTERNATIVE INVESTMENT FUND II LLC
BLENDED STRATEGIES PORTFOLIO

40 Highland Avenue
Rowayton, CT 06853

The undersigned affirms, on behalf of Graham Alternative Investment Fund II LLC Blended Strategies Portfolio, that to the best of his knowledge and belief, the information contained in the attached audited financial statements of Graham Alternative Investment Fund II LLC Blended Strategies Portfolio for the years ended December 31, 2014 and 2013 is accurate and complete.

By:	Graham Capital Management, L.P., as
Sole Manager

By:
Brian Douglas
Chief Financial Officer
March 30, 2015

Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Consolidated Financial Statements

Years Ended December 31, 2014 and 2013

Financial Statements – Graham Alternative Investment Trading LLC

Report of Independent Registered Public Accounting Firm

The Manager
Graham Alternative Investment Fund II LLC Blended Strategies Portfolio

We have audited the accompanying consolidated statements of financial condition of Graham Alternative Investment Fund II LLC Blended Strategies Portfolio (the “Fund”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in members’ capital and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the entity's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Graham Alternative Investment Fund II LLC Blended Strategies Portfolio at December 31, 2014 and 2013, the consolidated results of their operations, changes in their members’ capital and their cash flows for each of the two years in the period ended December 31, 2014 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Stamford, CT

March 30, 2015

Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Consolidated Statements of Financial Condition

	December 31,
	2014	2013

Assets
Investment in Graham Alternative Investment Trading LLC, at fair value	$78,546,247	$76,659,546
Redemption receivable from Graham Alternative Investment Trading LLC	2,719,033	1,779,202
Total assets	$81,265,280	$78,438,748

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$2,719,033	$1,779,202
Total liabilities	2,719,033	1,779,202

Members’ capital:
Class 0 Units (390,307.769 and 456,544.588 units issued and outstanding at $149.37 and $127.72, respectively)	58,300,841	58,310,022
Class 2 Units (178,245.791 and 186,461.512 units issued and outstanding at $113.58 and $98.41, respectively)	20,245,406	18,349,524
Total members’ capital	78,546,247	76,659,546
Total liabilities and members’ capital	$81,265,280	$78,438,748

See accompanying notes.

Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Consolidated Statements of Operations

	Years ended December 31,
	2014	2013
Net gain allocated from investment in Graham Alternative Investment Trading LLC:
Net realized gain on investments	$15,370,375	$9,734,900
Net (decrease) increase in unrealized appreciation on investments	(506,765)	1,992,310
Brokerage commissions and fees	(381,539)	(472,949)
Net gain allocated from investment in Graham Alternative Investment Trading LLC	14,482,071	11,254,261

Net investment loss allocated from investment in Graham Alternative Investment Trading LLC:
Investment income:
Interest income	136,488	169,921

Expenses:
Advisory fees	1,228,756	1,514,751
Sponsor fees	893,625	1,021,642
Professional fees and other	163,009	216,618
Administrator’s fees	95,861	112,745
Incentive allocation	1,740,643	-
Total expenses	4,121,894	2,865,756
Net investment loss allocated from investment in Graham Alternative Investment Trading LLC	(3,985,406)	(2,695,835)

Net income	$10,496,665	$8,558,426

See accompanying notes.

Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Consolidated Statements of Changes in Members’ Capital

Years ended December 31, 2014 and 2013

	Class 0 Units		Class 2 Units
	Units	Capital	Units	Capital	Total Members’ Capital

Members’ capital, December 31, 2012	657,725.570	$75,558,523	203,657.512	$18,388,877	$93,947,400
Subscriptions	5,806.281	705,000	18,904.473	1,762,801	2,467,801
Redemptions	(206,987.263)	(24,940,235)	(36,100.473)	(3,373,846)	(28,314,081)
Net income	–	6,986,734	–	1,571,692	8,558,426
Members’ capital, December 31, 2013	456,544.588	$58,310,022	186,461.512	$18,349,524	$76,659,546
Subscriptions	68,503.746	8,734,000	31,364.710	2,918,795	11,652,795
Redemptions	(134,740.565)	(16,433,428)	(39,580.431)	(3,829,331)	(20,262,759)
Net income	–	7,690,247	–	2,806,418	10,496,665
Members’ capital, December 31, 2014	390,307.769	$58,300,841	178,245.791	$20,245,406	$78,546,247

See accompanying notes.

Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2014	2013
Cash flows provided by operating activities
Net income	$10,496,665	$8,558,426
Adjustments to reconcile net income to net cash provided by operating activities:
Net income allocated from investment in Graham Alternative Investment Trading LLC	(10,496,665)	(8,558,426)
Proceeds from sale of investments in Graham Alternative Investment Trading LLC	19,322,928	34,899,659
Investments in Graham Alternative Investment Trading LLC	(11,652,795)	(2,467,801)
Net cash provided by operating activities	7,670,133	32,431,858

Cash flows used in financing activities
Subscriptions	11,652,795	2,467,801
Redemptions	(19,322,928)	(34,899,659)
Net cash used in financing activities	(7,670,133)	(32,431,858)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of year	–	–
Cash and cash equivalents, end of year	$–	$–

See accompanying notes.

Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Notes to Consolidated Financial Statements

December 31, 2014

1. Organization and Business

The Blended Strategies Portfolio (the “Fund”) is a series of Graham Alternative Investment Fund II LLC (“GAIF II”), a Delaware Series Limited Liability Company established through an amendment to the certificate of formation, effective March 28, 2013. GAIF II has one other series in addition to the Fund, the Systematic Strategies Portfolio. Prior to March 28, 2013, GAIF II was organized as a Delaware Limited Liability Company which was formed on May 18, 2006 and commenced operations on August 1, 2006. Comparative information contained within these consolidated financial statements for periods prior to March 28, 2013 represent the data pertaining solely to the Blended Strategies Portfolio. GAIF II is registered as a commodity pool with the U.S. Commodity Futures Trading Commission (“CFTC”).

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

The Fund offers members Class 0 and Class 2 units. Graham Alternative Investment Ltd. (“GAI”) is a British Virgin Islands business company which was formed on June 1, 2006 and commenced operations on August 1, 2006. The Fund invests all of its assets dedicated to trading in Graham Alternative Investment Trading LLC (“GAIT”), a Delaware LLC which was formed on May 18, 2006 and commenced operations on August 1, 2006, through an investment in GAI’s Blended Strategies Portfolio. GAIT invests in various master trading vehicles (“Master Funds”), all of which are managed by Graham Capital Management, L.P. (the “Advisor” or “Manager”). The Fund is the sole owner of GAI’s Blended Strategies Portfolio and GAI’s Blended Strategies Portfolio invests all of its assets into GAIT. The Manager is the director of GAI and the sole investment advisor of GAI, GAIT and the Fund. The Manager is registered as a Commodity Pool Operator and Commodity Trading Advisor with the U.S. CFTC and is a member of the National Futures Association. The Manager is also registered as a Registered Investment Advisor with the Securities and Exchange Commission. The Fund’s Units are registered under the Securities Exchange Act of 1934.

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

GAIT charges its investors, including the Fund, an advisory fee, sponsor fee, and incentive allocation, all of which are described in detail in Note 4. The Fund does not charge any additional fees; however each investor in the Fund indirectly bears a portion of the advisory fee, sponsor fee, and incentive allocation charged by GAIT.

At December 31, 2014 and December 31, 2013, the Fund owned 46.52% and 42.45%, respectively of GAIT.

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

In accordance with this hierarchy, the Fund’s investment in GAIT has been classified as a Level 2 valuation. There were no Level 3 assets or liabilities held at any point during the years ended December 31, 2014 or 2013 by the Fund, GAIT, or the Master Funds, and there were no transfers between levels during those periods. Transfers between levels, if any, are recognized on the actual date of the event or change in circumstances that cause the transfer.

Recent Accounting Pronouncement

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15 – Presentation of Financial Statements – Going Concern (Subtopic 205-40). The pronouncement determines management’s responsibility regarding the assessment of the Fund’s ability to continue as a going concern even if the Fund’s liquidation is not imminent. Under this guidance, during each period in which financial statements are prepared, management will need to evaluate whether there are conditions or events that, in the aggregate, raise substantial doubt about the Fund’s ability to continue as a going concern within one year after the date the financial statements are issued. Substantial doubt would exist if conditions or events indicate that the Fund will be unable to meet its obligations as they become due. Accounting Standards Update 2014-15 is effective for annual periods ending after December 15, 2016, however early adoption is permitted. The Manager is currently assessing the impact that this pronouncement will have on the financial statements.

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

Redemption fees are payable to the Manager upon redemption of Units from the proceeds of such redemption. Redemption fees of $332 and $0 were paid to the Manager for the years ended December 31, 2014 and 2013, respectively, and are included as redemptions in the statements of changes in members’ capital.

4. Fees and Related Party Transactions

Advisory Fees

For the years ended December 31, 2014 and 2013, each Class of GAIT other than Class M paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate equal to 1.75% of the Net Asset Value of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is effected with respect to Units of such Class during the month.

Sponsor Fees

For the years ended December 31, 2014 and 2013, each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Net Asset Value specified in the table below. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee. For the three months ended March 31, 2013, the annual rate listed below for Class 2 comprised a Sponsor Fee of 0.75% and selling agent fee (the “Selling Agent Fee”) of 2%, which was used to compensate selling agents for initial and on-going services to the Fund. Subsequent to March 31, 2013, the Sponsor Fee and the Selling Agent Fee were combined to form the Sponsor Fee listed in the table below.

Class	Annual Rate

Class 0	0.75%
Class 2	2.75%

Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Notes to Consolidated Financial Statements (continued)

4. Fees and Related Party Transactions (continued)

Incentive Allocation

At the end of each calendar quarter, the Manager of GAIT will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class of GAIT, as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced, effective as of the date of any redemption of any Units of such class, by multiplying the loss carryforward by the ratio that the amount of assets redeemed from such class bears to the net assets of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made to the Manager. The total Incentive Allocation allocated to the Fund by GAIT for the years ended December 31, 2014 and 2013 were $1,740,643 and $0, respectively.

Administrator’s Fee

For the years ended December 31, 2014 and 2013, GAIT paid SEI a monthly administrator’s fee based on GAIT’s net asset value, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, allocated to the Fund by GAIT for the years ended December 31, 2014 and 2013 were $95,861 and $112,745, respectively.

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

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a more-likely-than-not threshold would be recorded as a tax expense in the current year and the Fund identifies its major tax jurisdictions as U.S. Federal and Connecticut State. The Manager has evaluated the Fund’s tax positions and has concluded that there are no significant tax positions requiring recognition, measurement or disclosure in the financial statements for open tax years 2010 through 2013 or expected to be taken in the Fund’s 2014 tax returns. The Manager has evaluated the Fund’s tax positions and has concluded that there are no significant tax positions requiring recognition, measurement or disclosure in the financial statements. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination.

Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Notes to Consolidated Financial Statements (continued)

6. Financial Highlights

The following is the per Unit operating performance calculation for the years ended December 31, 2014 and 2013:

	Class 0	Class 2
Per unit operating performance
Net asset value per unit, December 31, 2012	$114.88	$90.29
Net income:
Net investment loss	(3.32)	(4.47)
Net gain on investments	16.16	12.59
Net income	12.84	8.12
Net asset value per unit, December 31, 2013	$127.72	$98.41
Net income:
Net investment loss	(3.39)	(4.53)
Net gain on investments	25.04	19.70
Net income	21.65	15.17
Net asset value per unit, December 31, 2014	$149.37	$113.58

The following represents ratios to average members’ capital and total return for the years ended December 31, 2014 and 2013:

	Class 0		Class 2
	2014	2013	2014	2013

Total return before Incentive Allocation	19.75%	11.18%	17.38%	8.99%
Incentive Allocation	(2.80)	0.00	(1.96)	0.00
Total return after Incentive Allocation	16.95%	11.18%	15.42%	8.99%

Net investment loss before Incentive Allocation	(2.73)%	(2.74)%	(4.78)%	(4.75)%
Incentive Allocation	(2.75)	0.00	(1.92)	0.00
Net investment loss after Incentive Allocation	(5.48)%	(2.74)%	(6.70)%	(4.75)%

Total expenses before Incentive Allocation	2.93%	2.95%	4.98%	4.95%
Incentive Allocation	2.75	0.00	1.92	0.00
Total expenses after Incentive Allocation	5.68%	2.95%	6.90%	4.95%

Total return is calculated for Class 0 and Class 2 Units taken as a whole. Total return is calculated as the change in total members’ capital adjusted for subscriptions or redemptions during the year. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for Class 0 and Class 2 Units taken as a whole and include net amounts allocated from GAIT. The computation of such ratios is based on the amount of net investment loss, expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of members’ capital for Class 0 and Class 2 Units of the Fund for the years ended December 31, 2014 and 2013.

7. Subsequent Events

The Fund had subscriptions of approximately $0.7 million and redemptions of approximately $0.2 million through March 30, 2015, the date through which subsequent events were evaluated by management. These amounts have not been included in the consolidated financial statements.

Financial Statements Graham Alternative Investment Trading LLC Years Ended December 31, 2014 and 2013 with Report of Independent Registered Public Accounting Firm

GRAHAM ALTERNATIVE INVESTMENT TRADING LLC

40 Highland Avenue
Rowayton, CT 06853

The undersigned affirms, on behalf of Graham Alternative Investment Trading LLC, that to the best of his knowledge and belief, the information contained in the attached audited financial statements of Graham Alternative Investment Trading LLC for the years ended December 31, 2014 and 2013 is accurate and complete.

By:	Graham Capital Management, L.P., as
Sole Manager

By:
Brian Douglas
Chief Financial Officer
March 30, 2015

Graham Alternative Investment Trading LLC

Financial Statements

Years Ended December 31, 2014 and 2013

Report of Independent Registered Public Accounting Firm

The Manager
Graham Alternative Investment Trading LLC

We have audited the accompanying statements of financial condition of Graham Alternative Investment Trading LLC (the “Fund”), including the condensed schedules of investments as of December 31, 2014 and 2013, and the related statements of operations and incentive allocation, changes in members’ capital and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Graham Alternative Investment Trading LLC at December 31, 2014 and 2013, the results of its operations, changes in its members’ capital and its cash flows for each of the two years in the period ended December 31, 2014 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Stamford, CT

March 30, 2015

Graham Alternative Investment Trading LLC

Statements of Financial Condition

	December 31,
	2014	2013
Assets
Investments in Master Funds, at fair value	$21,968,796	$33,759,212
Investment in Graham Cash Assets LLC, at fair value	155,687,417	153,099,740
Receivable from Master Funds	489	2,695
Total assets	$177,656,702	$186,861,647

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$8,174,470	$5,589,666
Accrued advisory fees	262,055	276,022
Accrued sponsor fees	195,287	187,789
Accrued professional fees	141,939	203,102
Accrued administrator’s fee	20,879	20,714
Payable to Master Funds	410	7,249
Total liabilities	8,795,040	6,284,542

Members’ capital:
Class 0 Units (812,590.118 and 1,093,036.786 units issued and outstanding at $149.37 and $127.72 per unit, respectively)	121,377,790	139,603,019
Class 2 Units (408,116.011 and 407,013.551 units issued and outstanding at $113.58 and $98.41 per unit, respectively)	46,354,391	40,053,854
Class M Units (4,671.470 units issued and outstanding at $241.78 and $196.99 per unit, respectively)	1,129,481	920,232
Total members’ capital	168,861,662	180,577,105
Total liabilities and members’ capital	$177,656,702	$186,861,647

See accompanying notes.

Graham Alternative Investment Trading LLC

Condensed Schedules of Investments

	December 31, 2014		December 31, 2013
Description	Fair Value	Percentage of Members’ Capital	Fair Value	Percentage of Members’ Capital

Investments in Master Funds, at fair value
Graham Commodity Strategies LLC	$12,775,274	7.57%	$11,687,704	6.47%
Graham Global Monetary Policy LLC	–	–	5,538,724	3.07%
Graham K4D Trading Ltd.	9,193,522	5.44%	16,532,784	9.16%
Total investments in Master Funds	$21,968,796	13.01%	$33,759,212	18.70%

See accompanying notes.

Graham Alternative Investment Trading LLC

Statements of Operations and Incentive Allocation

	Years Ended December 31,
	2014	2013
Net gain allocated from investments in Master Funds
Net realized gain on investments	$32,980,895	$28,182,175
Net (decrease) increase in unrealized appreciation on investments	(590,934)	3,922,881
Brokerage commissions and fees	(885,832)	(1,227,726)
Net gain allocated from investments in Master Funds	31,504,129	30,877,330

Net investment loss allocated from investments in Master Funds	(71,767)	(36,478)

Investment income
Interest income	317,329	432,020

Expenses
Advisory fees	2,823,159	3,848,116
Sponsor fees	2,026,446	2,496,622
Administrator’s fees	221,326	287,598
Professional fees and other	297,007	543,721
Total expenses	5,367,938	7,176,057
Net investment loss of the Fund	(5,050,609)	(6,744,037)

Net income	26,381,753	24,096,815

Incentive allocation	3,665,354	–

Net income available for pro-rata allocation to all members	$22,716,399	24,096,815

See accompanying notes.

Graham Alternative Investment Trading LLC

Statements of Changes in Members’ Capital

For the years ended December 31, 2014 and 2013

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2012	1,922,696.211	$220,876,439	483,129.319	$43,623,249	4,671.470	$806,295	$265,305,983
Subscriptions	63,264.868	7,665,000	27,083.952	2,527,183	–	–	10,192,183
Redemptions	(892,924.293)	(109,298,218)	(103,199.720)	(9,719,658)	–	–	(119,017,876)
Incentive allocation	–	–	–	–	–	–	–
Net income	–	20,359,798	–	3,623,080	–	113,937	24,096,815
Members’ capital, December 31, 2013	1,093,036.786	$139,603,019	407,013.551	$40,053,854	4,671.470	$920,232	$180,577,105
Subscriptions	97,153.015	12,160,787	96,780.807	8,757,515	–	–	20,918,302
Redemptions	(377,599.683)	(46,289,579)	(95,678.347)	(9,060,565)	–	(3,665,354)	(59,015,498)
Incentive allocation	–	(2,889,152)	–	(776,202)	–	3,665,354	–
Net income	–	18,792,715	–	7,379,789	–	209,249	26,381,753
Members’ capital, December 31, 2014	812,590.118	$121,377,790	408,116.011	$46,354,391	4,671.470	$1,129,481	$168,861,662

See accompanying notes.

Graham Alternative Investment Trading LLC

Statements of Cash Flows
	Years Ended December 31,
	2014	2013
Cash flows provided by operating activities
Net income	$26,381,753	$24,096,815
Adjustments to reconcile net income to net cash provided by operating activities:
Net income allocated from investments in Master Funds	(31,432,362)	(30,840,852)
Net income allocated from investment in Graham Cash Assets LLC	(317,329)	(432,020)
Proceeds from sale of investments in Master Funds	255,657,608	304,992,565
Proceeds from sale of investments in Graham Cash Assets LLC	185,519,113	306,269,825
Investments in Master Funds	(212,439,463)	(260,040,092)
Investments in Graham Cash Assets LLC	(187,789,461)	(217,098,007)
Changes in assets and liabilities:
Accrued commission reimbursements	–	165,510
Accrued brokerage fees	–	(568,525)
Accrued advisory fees	(13,967)	(213,651)
Accrued sponsor fees	7,498	(57,048)
Accrued professional fees	(61,163)	203,102
Accrued administrator’s fee	165	20,714
Net cash provided by operating activities	35,512,392	126,498,336

Cash flows used in financing activities
Subscriptions	20,918,302	10,192,183
Redemptions	(56,430,694)	(136,690,519)
Net cash used in financing activities	(35,512,392)	(126,498,336)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

Supplemental non cash operating activities

Investments and proceeds related to investments in Master Funds consolidated into Graham Commodity Strategies LLC not included above:  $6,005,778 for the year ended December 31, 2014 (See Note 2).

See accompanying notes.

Graham Alternative Investment Trading LLC

Notes to Financial Statements

December 31, 2014

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

Graham Alternative Investment Fund I LLC Blended Strategies Portfolio and Graham Alternative Investment Fund II LLC Blended Strategies Portfolio are the primary investors of GAIT. Graham Alternative Investment III Ltd. was an investor of GAIT for the period from January 1, 2014 through June 30, 2014.

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

During the year ended December 31, 2014 certain Master Funds in which GAIT invested consolidated their assets under Graham Commodity Strategies LLC, ceased operations, and were dissolved. The amount of assets that were transferred in-kind in connection with this consolidation totals $6,005,778. The dates of the consolidation and dissolution were as follows:

Master Fund	Consolidation Date	Dissolution Date
Graham Macro Directional LLC	August 21, 2014	October 30, 2014
Graham Global Monetary Policy LLC	August 26, 2014	October 30, 2014

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

In accordance with this hierarchy, GAIT’s investments in Master Funds and Graham Cash Assets LLC (“Cash Assets”) have been classified as Level 2. These investments are discussed in Notes 3 and 4. There were no Level 3 assets or liabilities held at any point during the years ended December 31, 2014 and 2013 by GAIT, the Master Funds, or Cash Assets, and there were no transfers between levels during those periods. Transfers between levels, if any, are recognized on the actual date of the event or change in circumstances that cause the transfer.

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

An interest rate swap contract is an agreement that obligates two parties to exchange a series of cash flows at specified intervals based upon or calculated by reference to changes in specified rates for a specified notional amount. The payment flows are usually netted against each other, with the difference being paid by one party to another.

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

Credit Risk Related Contingent Features

OTC Derivative Instruments are subject to ISDA Master Agreements which generally require among other things, that the Master Funds maintain a predetermined level of net assets, and provide limits with respect to any decline in the Master Funds’ net asset value over 1-month, 3-month and 12-month periods. If the Master Funds were to violate such provisions, the counterparty to these instruments could demand liquidation of the outstanding positions. During the years ended December 31, 2014 and 2013 no events occurred which caused the Master Funds to violate any of these provisions. Also, at December 31, 2014 there were no Derivative Instruments subject to credit risk related contingent features in a net liability position for any of the Master Funds.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

New York Mercantile Exchange Corporate Membership

Graham Commodity Strategies LLC is a member of the New York Mercantile Exchange (“NYMEX”). As a result of its membership, Graham Commodity Strategies LLC owns two NYMEX seats and 30,000 shares of the CME Group. Graham Commodity Strategy LLC’s policy is to value the NYMEX memberships and the shares of the CME Group at fair value. As of December 31, 2014 and 2013, the two NYMEX memberships were valued at $480,000 and $440,500, respectively, and the 30,000 shares of CME Group were valued at $2,659,500 and $2,353,800, respectively, both of which are contained within Exchange membership, at fair value on Graham Commodity Strategies LLC’s statements of financial condition.

Chicago Board of Trade Membership

Graham K4D Trading Ltd. is a member of the Chicago Board of Trade (“CBOT”) under Rule 106.S and owns two B-1/Full seats and one B-2/Associate seat. Graham K4D Trading Ltd.’s policy is to value the CBOT memberships at fair value. As of December 31, 2014 and 2013, the B-1/Full memberships were valued at $570,000 and $547,000, respectively, and the B-2/Associate memberships were valued at $97,500 and $87,250, respectively, both of which are included in Exchange membership, at fair value on Graham K4D Trading Ltd.’s statements of financial condition. Additionally, Graham K4D Trading Ltd. owns a Chicago Mercantile Exchange seat valued at $390,000 and $220,000 at December 31, 2014 and 2013, respectively, which is also included in Exchange membership, at fair value on the statements of financial condition of Graham K4D Trading Ltd.

Recent Accounting Pronouncement

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15 – Presentation of Financial Statements – Going Concern (Subtopic 205-40). The pronouncement determines management’s responsibility regarding the assessment of GAIT’s ability to continue as a going concern even if GAIT’s liquidation is not imminent. Under this guidance, during each period in which financial statements are prepared, management will need to evaluate whether there are conditions or events that, in the aggregate, raise substantial doubt about GAIT’s ability to continue as a going concern within one year after the date the financial statements are issued. Substantial doubt would exist if conditions or events indicate that GAIT will be unable to meet its obligations as they become due. Accounting Standards Update 2014-15 is effective for annual periods ending after December 15, 2016, however early adoption is permitted. The Manager is currently assessing the impact that this pronouncement will have on the financial statements.

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

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds

As of December 31, 2014 and 2013, GAIT invested in various Master Funds, all of which were managed by the Manager. GAIT’s investments in these Master Funds, as well as the investment objectives of each Master Fund, are summarized below. Master Funds in which GAIT invested 5% or more of its members’ capital are individually identified, while smaller investments are aggregated under the caption “Other Global Macro Funds.” The number of Master Funds included for the period in each aggregated category is disclosed parenthetically next to each name. All of the Master Funds and GAIT are related parties. The Master Funds do not charge management or incentive fees and all offer monthly subscriptions and redemptions.

December 31, 2014
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (Loss)

Systematic Macro Funds
Graham K4D Trading Ltd.	5.44%	$9,193,522	$22,665,444

Global Macro Funds
Graham Commodity Strategies LLC	7.57%	12,775,274	13,656,059
Other Global Macro Funds (2)	0.00%	-	(4,889,141)
	13.01%	$21,968,796	$31,432,362

December 31, 2013
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income

Systematic Macro Funds
Graham K4D Trading Ltd.	9.16%	$16,532,784	$18,661,177

Global Macro Funds
Graham Commodity Strategies LLC	6.47%	11,687,704	8,110,442
Other Global Macro Funds (1)	3.07%	5,538,724	4,069,233
	18.70%	$33,759,212	$30,840,852

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the financial position of each Master Fund as of December 31, 2014:

	Graham Commodity Strategies LLC (Delaware)	Graham K4D Trading Ltd. (BVI)
Assets:
Due from brokers	$83,528,234	$66,195,100
Derivative financial instruments, at fair value	68,381,520	54,146,429
Exchange membership, at fair value	3,139,500	1,057,500
Dividends receivable	51,870	-
Total assets	155,101,124	121,399,029

Liabilities:
Derivative financial instruments, at fair value	-	-
Due to brokers	-	-
Total liabilities	-	-
Net assets	$155,101,124	$121,399,029

Percentage of Master Fund held by GAIT	5.93%	10.52%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2014.

Description	Number of Contracts / Notional Amounts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC
Derivative financial instruments
Long contracts
Futures
Coffee March 2015	700	$(8,553,900)	(5.52)%
Other commodity		(8,001,987)	(5.16)%
Foreign bond		2,283,244	1.47%
Foreign index		179,085	0.12%
Interest rate		31,106	0.02%
U.S. bond		471,562	0.30%
U.S. index		256,188	0.17%
Total futures		(13,334,702)	(8.60)%

Swaps
Interest rate		(8,099,610)	(5.22)%
Total swaps		(8,099,610)	(5.22)%

Forwards
Swiss franc / U.S. dollar 03/02/15	CHF 182,595,000	(16,076,171)	(10.36)%
Other Swiss franc / U.S. dollar 01/05/15 - 01/06/15	CHF 114,126,268	(414,594)	(0.27)%
Euro / U.S. dollar 04/09/15	EUR 100,000,000	(14,993,597)	(9.67)%
Other Euro / U.S. dollar 01/02/15 - 02/23/15	EUR 1,037,300,000	(5,915,527)	(3.81)%
Mexican peso / U.S. dollar 01/02/15	MXN 6,999,980,000	(25,268,297)	(16.29)%
Other foreign currency		(3,007,519)	(1.94)%
Total forwards		(65,675,705)	(42.34)%

Options (cost $34,120,840)
U.S. dollar / Japanese yen 01/23/15, $110.00 Call	1	8,225,790	5.30%
U.S. dollar / Japanese yen 01/23/15, $109.00 Call	1	13,585,305	8.76%
U.S. dollar / Japanese yen 01/23/15, $115.00 Call	1	10,454,850	6.74%
Other U.S. dollar / Japanese yen 01/05/15 - 12/15/15, $110.50 - $150.00 Call	13	29,792,846	19.21%
Euro / U.S. dollar 01/16/15, $1.24 Put	2	13,814,595	8.91%
Other Euro / U.S. dollar 01/09/15 - 08/17/15, $1.15 - $1.33 Put	17	38,010,122	24.50%
Australian dollar / U.S. dollar 02/05/15 - 05/27/15, $0.81 - $0.83 Put	5	11,440,031	7.38%
Other currency		15,269,762	9.85%
Eurodollar future December 2015, $98.75 - $99.25 Put	2	10,187,500	6.57%
Eurodollar future June 2015, $99.38 - $99.75 Put	2	350,000	0.23%
Other interest rate futures		2,875,000	1.85%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as December 31, 2014.

Description	Number of Contracts / Notional Amounts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC (continued)
Derivative financial instruments (continued)
Long contracts (continued)
Options (continued)
Coffee future February 2015, $167.50 Put	1	$23,344	0.02%
Coffee future March 2015, $250.00 Call	1	20,250	0.01%
Commodity futures		11,346,439	7.31%
Total options		165,395,834	106.64%

Short contracts
Futures
Coffee July 2015	(965)	11,849,513	7.64%
Other commodity		14,805,620	9.54%
Foreign index		(639,795)	(0.41)%
Interest rate		709,760	0.46%
U.S. bond		(433,813)	(0.28)%
U.S. index		(274,750)	(0.18)%
Total futures		26,016,535	16.77%

Swaps
Interest rate		1,056,548	0.68%
Total swaps		1,056,548	0.68%

Forwards
U.S. dollar / Swiss franc 03/02/15	$(189,700,000)	8,919,465	5.75%
Other U.S. dollar / Swiss franc 01/05/15 - 01/06/15	(178,277,512)	711,835	0.46%
U.S. dollar / Euro 04/09/15	(100,000,000)	15,093,067	9.73%
Other U.S. dollar / Euro 01/02/15 - 01/05/15	(1,822,601,926)	9,029,043	5.82%
Other foreign currency		29,453,365	18.99%
Total forwards		63,206,775	40.75%

Options (proceeds $15,318,750)
U.S. dollar / Japanese yen 01/23/15, $110.00 Call	(1)	(8,225,790)	(5.30)%
U.S. dollar / Japanese yen 01/23/15, $109.00 Call	(1)	(13,585,305)	(8.76)%
U.S. dollar / Japanese yen 01/23/15, $115.00 Call	(1)	(10,454,850)	(6.74)%
Other U.S. dollar / Japanese yen 01/05/15 - 05/01/15, $110.50 - $130.00 Call	(8)	(14,193,955)	(9.15)%
U.S. dollar / Japanese yen 03/23/15 - 05/12/15, $104.20 - $109.80 Put	(1)	(54,928)	(0.04)%
Euro / U.S. dollar 01/09/15 - 05/01/15, $1.12 - $1.30 Put	(12)	(19,853,521)	(12.80)%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as December 31, 2014.

Description	Number of Contracts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts (continued)
Options (continued)
Other currency		$(14,091,653)	(9.09)%
Coffee futures February 2015, $162.50 Put	(1)	(211,500)	(0.14)%
Coffee futures March 2015, $275.00 Call	(1)	(4,594)	(0.00)%
Other commodity futures		(7,758,059)	(5.00)%
Eurodollar future December 2015, $99.00 Put	(1)	(9,000,000)	(5.80)%
Eurodollar future June 2015, $99.63 Call	(1)	(500,000)	(0.32)%
Eurodollar future June 2015, $99.00 Put	(1)	(50,000)	(0.03)%
Other interest rate futures		(2,200,000)	(1.42)%
Total options		(100,184,155)	(64.59)%
Total derivative financial instruments		$68,381,520	44.09%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2014.

Description	Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd.
Derivative financial instruments
Long contracts
Futures
Commodity		$(7,717,424)	(6.36)%
Currency		1,154,672	0.95%
Foreign bond		20,545,048	16.92%
Foreign index		(1,731,587)	(1.43)%
Interest rate		1,060,406	0.87%
U.S. bond		3,368,832	2.78%
U.S. index		5,498,375	4.53%
Total futures		22,178,322	18.26%

Forwards
Foreign currency		(573,341)	(0.47)%
Total forwards		(573,341)	(0.47)%

Short contracts
Futures
Commodity		26,804,210	22.08%
Currency		911,143	0.75%
Foreign bond		(447,050)	(0.37)%
Foreign index		(1,618,985)	(1.33)%
Interest rate		38,574	0.03%
U.S. bond		(157,336)	(0.13)%
U.S. index		(353,135)	(0.29)%
Total futures		25,177,421	20.74%

Forwards
Foreign currency		7,364,027	6.07%
Total forwards		7,364,027	6.07%
Total derivative financial instruments		$54,146,429	44.60%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the fair value classification of each investment type by Master Fund as of December 31, 2014:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.
Assets
Level 1:
Commodity futures	$27,633,798	$29,282,344
Commodity futures options	11,390,033	-
Currency futures	-	2,171,127
Foreign bond futures	2,283,244	20,545,048
Foreign index futures	645,049	1,864,196
Interest rate futures	2,497,781	1,665,293
Interest rate futures options	13,412,500	-
U.S. bond futures	471,562	4,244,516
U.S. index futures	261,001	5,559,393
Total Level 1	58,594,968	65,331,917

Level 2:
Foreign currency forwards	76,278,028	8,077,680
Foreign currency options	140,593,301	-
Interest rate swaps	1,056,548	-
Total Level 2	217,927,877	8,077,680
Total investment related assets	$276,522,845	$73,409,597

Liabilities
Level 1:
Commodity futures	$(17,534,552)	$(10,195,558)
Commodity futures options	(7,974,153)	-
Currency futures	-	(105,312)
Foreign bond futures	-	(447,050)
Foreign index futures	(1,105,759)	(5,214,768)
Interest rate futures	(1,756,915)	(566,313)
Interest rate futures options	(11,750,000)	-
U.S. bond futures	(433,813)	(1,033,020)
U.S. index futures	(279,563)	(414,153)
Total Level 1	(40,834,755)	(17,976,174)

Level 2:
Foreign currency forwards	(78,746,958)	(1,286,994)
Foreign currency options	(80,460,002)	-
Interest rate swaps	(8,099,610)	-
Total Level 2	(167,306,570)	(1,286,994)
Total investment related liabilities	$(208,141,325)	$(19,263,168)

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of the Master Funds based on their average quarterly notional amounts and number of contracts for the year ended December 31, 2014. The table also displays the fair value of derivative contracts held by the Master Funds at December 31, 2014 categorized by primary underlying risk. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Graham Commodity Strategies LLC
	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$183,681,221	3,188	$(212,148,221)	(4,366)	$27,633,798	$(17,534,552)
Options(a)	160,621,354	9,042	(179,833,578)	(9,615)	11,390,033	(7,974,153)
Swaps	7,604,787	800	(15,483,911)	(1,762)	-	-
	351,907,362	13,030	(407,465,710)	(15,743)	39,023,831	(25,508,705)
Equity price
Futures	106,188,081	1,836	(135,709,856)	(1,482)	906,050	(1,385,322)
Options(a)	18,988,942	2,550	(30,681,556)	(2,550)	-	-
	125,177,023	4,386	(166,391,412)	(4,032)	906,050	(1,385,322)
Foreign currency exchange rate
Forwards	2,537,892,170	N/A	(3,436,406,268)	N/A	76,278,028	(78,746,958)
Futures	2,374,377	30	-	-	-	-
Options(a)	3,464,244,621	82	(3,405,730,397)	(54)	140,593,301	(80,460,002)
	6,004,511,168	112	(6,842,136,665)	(54)	216,871,329	(159,206,960)
Interest rate
Futures	3,679,302,974	15,235	(2,440,223,091)	(10,578)	5,252,587	(2,190,728)
Options(a)	1,976,567,695	44,656	(2,517,178,746)	(47,875)	13,412,500	(11,750,000)
Swaps	840,593,936	5	(826,080,726)	(4)	1,056,548	(8,099,610)
	6,496,464,605	59,896	(5,783,482,563)	(58,457)	19,721,635	(22,040,338)
Total	$12,978,060,158	77,424	$(13,199,476,350)	(78,286)	$276,522,845	$(208,141,325)

(a)    – Notional amounts for options are based on the delta-adjusted positions.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of the Master Funds based on their average quarterly notional amounts and number of contracts for the year ended December 31, 2014. The table also displays the fair value of derivative contracts held by the Master Funds at December 31, 2014 categorized by primary underlying risk. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Graham K4D Trading Ltd.
	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$398,132,519	5,751	$(464,713,344)	(8,537)	$29,282,344	$(10,195,558)
	398,132,519	5,751	(464,713,344)	(8,537)	29,282,344	(10,195,558)

Equity price
Futures	848,537,897	8,854	(74,316,710)	(875)	7,423,589	(5,628,921)
	848,537,897	8,854	(74,316,710)	(875)	7,423,589	(5,628,921)

Foreign currency exchange rate
Forwards	809,287,149	N/A	(850,132,838)	N/A	8,077,680	(1,286,994)
Futures	107,908,942	1,119	(129,233,377)	(1,352)	2,171,127	(105,312)
	917,196,091	1,119	(979,366,215)	(1,352)	10,248,807	(1,392,306)

Interest rate
Futures	5,696,623,466	28,567	(1,199,073,059)	(6,297)	26,454,857	(2,046,383)
	5,696,623,466	28,567	(1,199,073,059)	(6,297)	26,454,857	(2,046,383)
Total	$7,860,489,973	44,291	$(2,717,469,328)	(17,061)	$73,409,597	$(19,263,168)

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

When multiple derivative contracts are held with the same counterparty, the Master Funds will net the contracts in an asset position with the contracts in a liability position when covered by a master netting agreement or similar arrangements, for presentation in the statements of financial condition. The table below displays the amounts at December 31, 2014 by which the fair values of both derivative assets and derivative liabilities were reduced within the Master Funds’ statements of financial condition as a result of this netting. Gross amounts below correspond to the total derivative asset and derivative liability balances categorized by primary underlying risk and product type in the preceding tables. Collateral pledged (received) for derivative assets and liabilities represent the cash amounts which are included in due from brokers on the statements of financial condition.  Actual collateral pledged or received by the Master Funds may exceed these amounts.

Description	Gross Amount	Gross Amount Offset in the Statements of Financial Condition	Net Amount Presented in the Statements of Financial Condition	Collateral (Received) / Pledged	Net Amount

Graham Commodity Strategies LLC[1]
Derivative assets	$276,522,845	$(208,141,325)	$68,381,520	$-	$68,381,520
Derivative liabilities	(208,141,325)	208,141,325	-	-	-

Graham K4D Trading Ltd.[2]
Derivative assets	73,409,597	(19,263,168)	54,146,429	-	54,146,429
Derivative liabilities	(19,263,168)	19,263,168	-	-	-

1 Net derivative asset and liability amounts presented in the statement of financial condition are held with three counterparties. The Master Fund has pledged offsetting collateral to one of these counterparties that is eligible to offset the derivative liability amount as of December 31, 2014. At December 31, 2014 additional collateral pledged in the amount of $83,528,234 was posted in support of derivative positions and is included in due from brokers on the statement of financial condition.

2 Net derivative asset amounts presented in the statement of financial condition are held with two counterparties. The Master Fund did not receive collateral from these counterparties that may have been used to offset these derivative amounts as of December 31, 2014. At December 31, 2014 additional collateral pledged in the amount of $66,195,100 was posted in support of derivative positions and is included in due from brokers on the statement of financial condition.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the results of operations of each Master Fund for the year ended December 31, 2014:

	Graham Commodity Strategies LLC	Graham Global Monetary Policy LLC *	Graham K4D Trading Ltd.	Graham Macro Directional LLC **

Net investment income (loss)	$27,706	$(22,173)	$(88,938)	$(28,701)

Net realized gain (loss) on investments	315,346,957	(57,094,567)	195,542,908	(44,103,713)
Net increase (decrease) in unrealized appreciation on investments	8,877,233	(23,545,189)	12,861,009	(22,432,629)
Brokerage commissions and fees	(12,097,953)	(3,839,651)	(1,199,263)	(1,191,772)
Net gain (loss) on investments	312,126,237	(84,479,407)	207,204,654	(67,728,114)
Net income (loss)	$312,153,943	$(84,501,580)	$207,115,716	$(67,756,815)

* - For the period from January 1, 2014 through August 26, 2014
** - For the period from January 1, 2014 through August 21, 2014

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the gains and losses on all financial instruments held by the Master Funds reported in net realized gain (loss) and net increase (decrease) in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the year ended December 31, 2014:

	Graham Commodity Strategies LLC	Graham Global Monetary Policy LLC *	Graham K4D Trading Ltd.	Graham Macro Directional LLC **
Commodity price
Futures	$(27,511,746)	$(3,089,460)	$(1,294,784)	$1,314,685
Options	7,761,415	-	-	61,906
Swaps	4,582,507	-	-	-
	(15,167,824)	(3,089,460)	(1,294,784)	1,376,591
Equity price
Equities	345,200	-	203,250	-
Futures	(9,461,739)	(30,078,139)	(18,184,780)	(8,605,315)
Options	(15,950,436)	-	-	-
	(25,066,975)	(30,078,139)	(17,981,530)	(8,605,315)
Foreign currency exchange rate
Forwards	248,532,357	(36,524,821)	82,661,214	(55,372,285)
Futures	909,430	-	9,776,938	-
Options	118,737,209	6,079,596	-	(1,889,306)
	368,178,996	(30,445,225)	92,438,152	(57,261,591)
Interest rate
Futures	21,648,858	(13,469,290)	135,242,079	(2,466,339)
Options	(17,219,147)	(3,557,642)	-	420,312
Swaps	(8,149,718)	-	-	-
	(3,720,007)	(17,026,932)	135,242,079	(2,046,027)
Total	$324,224,190	$(80,639,756)	$208,403,917	$(66,536,342)

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
Graham Commodity Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity		$552,040	0.26%
Foreign bond		87,993	0.04%
Interest rate		6,976	0.00%
U.S. bond		(171,875)	(0.08)%
Total futures		475,134	0.22%

Swaps
Interest rate		360,353	0.17%
Total swaps		360,353	0.17%

Forwards
U.S. dollar / Japanese yen 01/15/14	JPY(499,475,915,640)	33,411,262	15.74%
Other U.S. dollar / Japanese yen 01/06/14 – 01/07/14		5,444,684	2.57%
Other foreign currency		(5,523,223)	(2.60)%
Total forwards		33,332,723	15.71%

Options (proceeds $50,564,049)
U.S. dollar / Chinese yuan 03/07/14, $6.23 Put	(4)	(11,882,525)	(5.60)%
U.S. dollar / Chinese yuan 03/07/14, $6.30 Put	(4)	(12,413,547)	(5.85)%
Other U.S. dollar / Chinese yuan 03/07/14 - 12/02/14, $5.98 - $6.17 Put		(3,500,628)	(1.65)%
U.S. dollar / Japanese yen 04/08/14, $101 Call	(1)	(11,919,922)	(5.62)%
Other U.S. dollar / Japanese yen 01/10/14 - 04/08/14, $102.50 - $114.00 Call		(20,135,817)	(9.48)%
Other currency		(9,823,598)	(4.63)%
U.S. bond		(312,500)	(0.15)%
Total options		(69,988,537)	(32.98)%
Total derivative financial instruments		$80,129,304	37.76%

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

	Graham Commodity Strategies LLC
	Long exposure			Short exposure
	Notional amounts	Number of contracts		Notional amounts	Number of contracts		Derivative Assets	Derivative Liabilities
Commodity price
Futures	$1,023,155	27		$(86,736,500)	(875)		$555,340	$(56,320)
	1,023,155	27		(86,736,500)	(875)		555,340	(56,320)
Equity price
Futures	27,916,083	243		-	-		331,430	-
Options(a)	242,380,248	7,250		-	-		7,063,777	-
	270,296,331	7,493		-	-		7,395,207	-
Foreign currency exchange rate
Forwards	10,443,360,550	N/	A	(10,140,658,387)	N/	A	63,466,694	(36,606,872)
Options(a)	3,352,679,978	55		(3,877,669,196)	(60)		116,821,732	(69,676,038)
	13,796,040,528	55		(14,018,327,583)	(60)		180,288,426	(106,282,910)
Interest rate
Futures	4,218,339,506	8,393		(417,593,882)	(2,917)		94,969	(962,372)
Options(a)	73,143,121	5,500		(93,712,500)	(4,000)		987,443	(312,500)
Swaps	1,461,834,808	7		(1,461,834,808)	(7)		654,860	(2,232,839)
	5,753,317,435	13,900		(1,973,141,190)	(6,924)		1,737,272	(3,507,711)
Total	$19,820,677,449	21,475		$(16,078,205,273)	(7,859)		$189,976,245	$(109,846,941)

Aggregate fair value of derivative instruments subject to credit-risk related contingent features (as described in Note 2).								$(1,577,979)

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

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

4. Graham Cash Assets LLC

GAIT invests a portion of its excess liquidity in Cash Assets, an entity for which the Manager is also the sole investment advisor. Cash Assets commenced operations on June 22, 2005, and was formed as a Delaware Limited Liability Company for the purpose of consolidating investment activity of multiple funds managed by the Manager. Its objective is to preserve capital while enhancing return on cash balances and providing daily liquidity. It invests in debt obligations guaranteed by the U.S. federal government which range in maturity from one to twenty-five months. Cash Assets also maintains cash and cash equivalents on deposit with major U.S. institutions. Cash Assets values all fixed income securities at amortized cost which approximates fair value. GAIT’s investment in Cash Assets is valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP based upon GAIT’s proportionate share of Cash Assets’ reported net asset value. GAIT records its proportionate share of Cash Assets’ investment income and expenses on a monthly basis. For the year ended December 31, 2014, the total amount recognized by GAIT with respect to its investment in Cash Assets was $317,329. For the year ended December 31, 2013, the total amount recognized by GAIT with respect to its investment in Cash Assets was $432,020. These amounts are included in interest income in the statements of operations and incentive allocation. At December 31, 2014 and 2013, GAIT owned approximately 4.79% and 4.36%, respectively, of Cash Assets. The following table summarizes the financial position of Cash Assets as of December 31, 2014 and 2013:

	December 31,
	2014	2013
Assets:
Cash and cash equivalents	$1,074,800,890	$1,011,694,165
Investments in fixed income securities (cost $2,173,381,831 and $2,493,161,454, respectively)	2,173,381,831	2,493,161,454
Accrued interest receivable	4,912,030	6,806,338
Total assets	3,253,094,751	3,511,661,957

Liabilities:
Other liabilities	-	15,004
Total liabilities	-	15,004
Net assets	$3,253,094,751	$3,511,646,953

The following table summarizes the results of operations of Cash Assets for the years ended December 31, 2014 and 2013:

	2014	2013
Investment income
Interest income	$6,276,549	$8,694,786
Total investment income	6,276,549	8,694,786

Expenses:
Bank fee expense	40,181	30,580
Total expenses	40,181	30,580
Net investment income	6,236,368	8,664,206
Net income	$6,236,368	$8,664,206

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

The following represents the condensed schedule of investments of Cash Assets as of December 31, 2014:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (cost $2,173,381,831)
United States
Government Bonds (cost $2,173,381,831)
U.S. Treasury 0.25% – 4.00% due 01/15/15 – 1/31/17	$2,165,000,000	$2,173,381,831	66.81%
Total Government Bonds		2,173,381,831	66.81%
Total United States		2,173,381,831	66.81%
Total Investments in Fixed Income Securities		$2,173,381,831	66.81%

The following represents the condensed schedule of investments of Cash Assets as of December 31, 2013:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (cost $2,493,161,454)
United States
Government Bonds (cost $2,493,161,454)
U.S. Treasury 0.13% – 4.00% due 01/15/14 – 9/15/15	$2,475,000,000	$2,493,161,454	71.00%
Total Government Bonds		2,493,161,454	71.00%

Total Investments in Fixed Income Securities		$2,493,161,454	71.00%

Cash Assets reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP. The following table shows the fair value classification of each investment type held by Cash Assets as of December 31, 2014 and 2013:

	December 31,
	2014	2013
Assets
Level 2:
Fixed income securities
Government Bonds	$2,173,381,831	$2,493,161,454
Total fixed income securities	2,173,381,831	2,493,161,454
Total Level 2	2,173,381,831	2,493,161,454
Total assets	$2,173,381,831	$2,493,161,454

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

6. Fees and Related Party Transactions

Advisory Fees

For the years ended December 31, 2014 and 2013 each Class of GAIT other than Class M pays the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate equal to 1.75% of the Net Asset Value of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is effected with respect to Units of such Class during the month.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

6. Fees and Related Party Transactions (continued)

Sponsor Fees

For the years ended December 31, 2014 and 2013, each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Net Asset Value specified in the table below. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee. For the three months ended March 31, 2013, the annual rate listed below for Class 2 comprised a Sponsor Fee of 0.75% and selling agent fee (the “Selling Agent Fee”) of 2%, which was used to compensate selling agents for initial and on-going services to the Fund. Subsequent to March 31, 2013, the Sponsor Fee and the Selling Agent Fee were combined to form the Sponsor Fee listed in the table below.

Class	Annual Rate

Class 0	0.75%
Class 2	2.75%

Incentive Allocation

At the end of each calendar quarter, the Manager will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced effective as of the date of any redemption of any Units of such class by multiplying the loss carryforward by the ratio that the amount of assets redeemed from such class bears to the net assets of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made to the Manager. The Incentive Allocation was $3,665,354 and $0 for the years ended December 31, 2014 and 2013, respectively.

Administrator’s Fee

For the years ended December 31, 2014 and 2013, GAIT paid SEI a monthly administrator’s fee based on GAIT’s net asset value, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, incurred by GAIT for the years ended December 31, 2014 and 2013 were $221,326 and $287,598, respectively, of which $20,879 and $20,714 was accrued as of December 31, 2014 and 2013, respectively

Any portion of any of the above fees, including the Incentive Allocation, may be paid by the Manager to third parties as compensation for selling activities in connection with GAIT.

7. Income Taxes

No provision for income taxes has been made in the accompanying financial statements, as members are individually responsible for reporting income or loss based upon their respective share of GAIT’s revenues and expenses for income tax purposes.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

7. Income Taxes (continued)

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing GAIT’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a more-likely-than-not threshold would be recorded as a tax expense in the current year and GAIT identifies its major tax jurisdictions as U.S. Federal and Connecticut State. The Manager has evaluated GAIT’s tax positions and has concluded that there are no significant tax positions requiring recognition, measurement or disclosure in the financial statements for open tax years 2010 through 2013 or expected to be taken in GAIT’s 2014 tax returns. The Manager has evaluated GAIT’s tax positions and has concluded that there are no significant tax positions requiring recognition, measurement or disclosure in the financial statements. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination.

8. Financial Highlights

The following is the per unit operating performance calculation for the years ended December 31, 2014 and 2013:

	Class 0	Class 2
Per unit operating performance
Net asset value per unit, December 31, 2012	$114.88	$90.29
Net income:
Net investment loss	(3.36)	(4.48)
Net gain on investments	16.20	12.60
Net income	12.84	8.12
Net asset value per unit, December 31, 2013	$127.72	$98.41
Net loss:
Net investment loss	(3.37)	(4.56)
Net gain on investments	25.02	19.73
Net income	21.65	15.17
Net asset value per unit, December 31, 2014	$149.37	$113.58

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

8. Financial Highlights (continued)

The following represents ratios to average members’ capital, excluding the Managing Member, and total return for the years ended December 31, 2014 and 2013:

	Class 0		Class 2
	2014	2013	2014	2013

Total return before Incentive Allocation	19.74%	11.18%	17.35%	8.99%
Incentive Allocation	(2.79)	0.00	(1.93)	0.00
Total return after Incentive Allocation	16.95%	11.18%	15.42%	8.99%

Net investment loss before Incentive Allocation	(2.73)%	(2.78)%	(4.81)%	(4.75)%
Incentive Allocation	(2.45)	0.00	(1.95)	0.00
Net investment loss after Incentive Allocation	(5.18)%	(2.78)%	(6.76)%	(4.75)%

Total expenses before Incentive Allocation	2.93%	2.99%	5.01%	4.96%
Incentive Allocation	2.45	0.00	1.95	0.00
Total expenses after Incentive Allocation	5.38%	2.99%	6.96%	4.96%

Total return is calculated for Class 0 and Class 2 units taken as a whole. Total return is calculated as the change in total members’ capital, excluding that of the Managing Member, adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for the Class 0 and Class 2 units taken as a whole and include amounts from GAIT and net investment loss and expenses allocated from Master Funds and investment income from Cash Assets. The computation of such ratios is based on the amount of net investment loss, total expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of members’ capital of GAIT, excluding that of the Managing Member, for the years ended December 31, 2014 and 2013.

9. Subsequent Events

GAIT had subscriptions of approximately $2.0 million and redemptions of approximately $1.2 million from January 1, 2015 through March 30, 2015, the date through which subsequent events were evaluated by management. These amounts have not been included in the financial statements.

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

Based on their evaluation as of December 31, 2014, the Manager, along with the Manager’s principal executive officer and principal financial officer, have concluded that the Manager’s disclosure controls and procedures with respect to the Fund (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

Changes in Internal Controls

In connection with the evaluation of the Fund’s internal control during the Fund’s last fiscal year, the Manager, along with the Manager’s principal executive officer and principal financial officer, has determined that there are no changes to the Fund’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Management assessed the effectiveness of the Manager’s internal control over financial reporting for the Fund as of December 31, 2014. Management based its assessment on criteria established in Internal Control – Integrated Framework issues by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 1992. As a result of this assessment and based on the criteria in the COSO framework, management, including the principal financial and principal executive officers, has concluded that, as of December 31, 2014, the Manager’s internal control over financial reporting for the Fund was effective.

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

As described under “Item 1. Business,” the Fund pays the Manager the Sponsor Fee. For the year ended December 31, 2014, the Fund paid the Manager Sponsor Fees of $893,625.

As compensation for its services as investment manager to the Fund, the Manager is paid the Advisory Fees described under “Item 1. Business,” and may receive Incentive Allocations also as described under “Item 1. Business.” For the year ended December 31, 2014, the Fund paid the Manager Advisory Fees of $1,228,756 and the Manager receive an Incentive Allocation of $1,740,643.

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

The aggregate fees billed for each of the last two fiscal years for professional services rendered by Ernst & Young LLP (“EY”) for each of the years ended December 31, 2014 and December 31, 2013 for the audit of the Fund’s annual financial statements, review of financial statements included in the Fund’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

FEE CATEGORY	2014		2013
Audit Fees	$78,500	*	$40,000	*
Audit-Related Fees	–		–
Tax Fees	56,400	*	30,000	*
All Other Fees	–		–
TOTAL FEES	$134,900	*	$70,000	*

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

Consolidated Statements of Financial Condition at December 31, 2014 and 2013
Consolidated Statements of Operations and Incentive Allocation
 for the years ended December 31, 2014 and 2013
Consolidated Statements of Changes in Members’ Capital for the years ended December 31, 2014 and 2013
Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013
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

Dated: March 30, 2015	GRAHAM ALTERNATIVE INVESTMENT FUND II LLC
BLENDED STRATEGIES PORTFOLIO

	By:	GRAHAM CAPITAL MANAGEMENT, L.P.
its Manager

		By:	/s/ Paul Sedlack
Paul Sedlack, Chief Operating Officer

By:	/s/ Brian Douglas
Brian Douglas, Chief Financial Officer