Form 10-Q
period 2015-03-31
GRAHAM ALTERNATIVE INVESTMENT FUND II LLC
filed 2015-05-14
CIK 1461237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of the
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to______
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
(203) 899-3400
(Registrant's telephone number, including area code)

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

As of May 1, 2015, 576,060.694 Units of the Blended Strategies Portfolio were outstanding.

GRAHAM ALTERNATIVE INVESTMENT FUND II LLC
FORM 10-Q

Item 4.	Controls and Procedures	58

PART II - Other Information

Exhibits		60

EX - 31.1	Certification
EX - 31.2	Certification
EX - 32.1	Certification

Index
PART I

Item 1.	Financial Statements

Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Consolidated Statements of Financial Condition

	March 31, 2015 (Unaudited)	December 31, 2014 (Audited)

Assets
Investment in Graham Alternative Investment Trading LLC, at fair value	$83,925,493	$78,546,247
Redemption receivable from Graham Alternative Investment Trading LLC	626,716	2,719,033
Total assets	$84,552,209	$81,265,280

Liabilities and members' capital
Liabilities:
Accrued redemptions	$626,716	$2,719,033
Total liabilities	626,716	2,719,033

Members' capital:
Class 0 Units (392,050.086 and 390,307.769 units issued and outstanding at $159.93 and $149.37, respectively)	62,700,318	58,300,841
Class 2 Units (175,236.469 and 178,245.791 units issued and outstanding at $121.12 and $113.58, respectively)	21,225,175	20,245,406
Total members' capital	83,925,493	78,546,247
Total liabilities and members' capital	$84,552,209	$81,265,280

See accompanying notes.

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Unaudited Consolidated Statements of Operations

	Three Months Ended March 31,
	2015	2014
Net gain (loss) allocated from investment in Graham Alternative Investment Trading LLC:
Net realized gain (loss) on investments	$9,604,138	$(4,652,707)
Net decrease in unrealized appreciation on investments	(1,998,606)	(3,083,378)
Brokerage commissions and fees	(103,194)	(106,993)
Net gain (loss) allocated from investment in Graham Alternative Investment Trading LLC	7,502,338	(7,843,078)

Net investment loss allocated from investment in Graham Alternative Investment Trading LLC:
Investment income:
Interest income	52,187	37,862

Expenses:
Advisory fees	367,004	308,018
Sponsor fees	265,241	219,570
Professional fees and other	47,091	28,722
Administrator's fees	29,008	23,057
Incentive allocation	1,369,198	-
Total expenses	2,077,542	579,367
Net investment loss allocated from investment in Graham Alternative Investment Trading LLC	(2,025,355)	(541,505)

Net income (loss)	$5,476,983	$(8,384,583)

See accompanying notes.

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Unaudited Consolidated Statements of Changes in Members' Capital

For the three months ended March 31, 2015 and 2014

	Class 0 Units		Class 2 Units
	Units	Capital	Units	Capital	Total Members' Capital

Members' capital, December 31, 2013	456,544.588	$58,310,022	186,461.512	$18,349,524	$76,659,546
Subscriptions	1,320.227	160,000	13,404.463	1,302,800	1,462,800
Redemptions	(25,972.022)	(2,991,103)	(10,154.220)	(913,175)	(3,904,278)
Net loss	–	(6,231,099)	–	(2,153,484)	(8,384,583)
Members' capital, March 31, 2014	431,892.793	$49,247,820	189,711.755	$16,585,665	$65,833,485

	Class 0 Units		Class 2 Units
	Units	Capital	Units	Capital	Total Members' Capital

Members' capital, December 31, 2014	390,307.769	$58,300,841	178,245.791	$20,245,406	$78,546,247
Subscriptions	2,418.637	377,644	2,990.196	356,900	734,544
Redemptions	(676.320)	(107,801)	(5,999.518)	(724,480)	(832,281)
Net income	–	4,129,634	–	1,347,349	5,476,983
Members' capital, March 31, 2015	392,050.086	$62,700,318	175,236.469	$21,225,175	$83,925,493

See accompanying notes.

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Unaudited Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2015	2014
Cash flows provided by operating activities
Net income (loss)	$5,476,983	$(8,384,583)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net income allocated from investment in Graham Alternative Investment Trading LLC	(5,476,983)	8,384,583
Proceeds from sale of investments in Graham Alternative Investment Trading LLC	2,924,598	2,992,082
Investments in Graham Alternative Investment Trading LLC	(734,544)	(1,462,800)
Net cash provided by operating activities	2,190,054	1,529,282

Cash flows used in financing activities
Subscriptions	734,544	1,462,800
Redemptions	(2,924,598)	(2,992,082)
Net cash used in financing activities	(2,190,054)	(1,529,282)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

See accompanying notes.

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Notes to Unaudited Consolidated Financial Statements

March 31, 2015

1. Organization and Business

The Blended Strategies Portfolio (the "Fund") is a series of Graham Alternative Investment Fund II LLC ("GAIF II"), a Delaware Series Limited Liability Company established through an amendment to the certificate of formation, effective March 28, 2013. GAIF II has one other series in addition to the Fund, the Systematic Strategies Portfolio. Prior to March 28, 2013, GAIF II was organized as a Delaware Limited Liability Company which was formed on May 18, 2006 and commenced operations on August 1, 2006. GAIF II is registered as a commodity pool with the U.S. Commodity Futures Trading Commission ("CFTC").

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

The Fund offers members Class 0 and Class 2 units. Graham Alternative Investment Ltd. ("GAI") is a British Virgin Islands business company which was formed on June 1, 2006 and commenced operations on August 1, 2006. The Fund invests all of its assets dedicated to trading in Graham Alternative Investment Trading LLC ("GAIT"), a Delaware LLC which was formed on May 18, 2006 and commenced operations on August 1, 2006, through an investment in GAI's Blended Strategies Portfolio. GAIT invests in various master trading vehicles ("Master Funds"), all of which are managed by Graham Capital Management, L.P. (the "Advisor" or "Manager"). The Fund is the sole owner of GAI's Blended Strategies Portfolio and GAI's Blended Strategies Portfolio invests all of its assets into GAIT. The Manager is the director of GAI and the sole investment advisor of GAI, GAIT and the Fund. The Manager is registered as a Commodity Pool Operator and Commodity Trading Advisor with the U.S. CFTC and is a member of the National Futures Association. The Manager is also registered as a Registered Investment Advisor with the Securities and Exchange Commission. The Fund's Units are registered under the Securities Exchange Act of 1934.

The investment objective of the Fund is to achieve long-term capital appreciation through professionally managed trading in both U.S. and foreign markets primarily in futures contracts, forwards contracts, spot currency contracts, and associated derivative instruments, such as options and swaps, through its investment in GAIT, which in turn invests in various Master Funds. The Master Funds seek to profit from opportunities in the global financial markets, including interest rate futures, foreign exchange, global stock indices and energy, metals and agricultural futures, as professionally managed multi-strategy investment vehicles. Each of the investment programs consists of multiple trading strategies of the Manager, which the Manager has combined in an effort to diversify the Fund's investment exposure and to make the Fund's performance returns less volatile and more consistently profitable.

SEI Global Services, Inc. ("SEI") is the Fund's independent administrator and transfer agent. SEI is responsible for certain matters pertaining to the administration of the Fund.

The Fund will terminate on December 31, 2050 or at an earlier date if certain conditions occur as outlined in the Limited Liability Company Agreement ("LLC Agreement").

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

2. Summary of Significant Accounting Policies

These financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") and all amounts are stated in U.S. dollars. The Fund is an investment company and applies specialized accounting guidance as outlined in Financial Accounting Standards Board Accounting Standards Codification Topic 946, Financial Services – Investment Companies. The preparation of these consolidated financial statements requires the Manager to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation

The Fund owns 100% of GAI's Blended Strategies Portfolio and as such these consolidated financial statements include all the accounts of the Fund and GAI's Blended Strategies Portfolio. Intercompany transactions and balances have been eliminated in consolidation. Creditors of the Fund have recourse to all assets of the Fund for amounts due to them, while creditors of GAI would have recourse only to the assets of GAI.

Investment in Graham Alternative Investment Trading LLC

The Fund records its investment in GAIT at fair value based upon the Fund's proportionate share of GAIT's reported net asset value in accordance with U.S. GAAP. In determining its net asset value, GAIT records its investments in Master Funds at fair value based upon GAIT's proportionate share of the Master Funds' reported net asset value. The Fund records its proportionate share of GAIT's investment income and loss, expenses, fees, and realized and unrealized gains and losses on a monthly basis and includes them in the consolidated statements of operations. Purchases and sales of units in GAIT are recorded on a trade date basis. The accounting policies of GAIT are described in its attached financial statements.

GAIT charges its investors, including the Fund, an advisory fee, sponsor fee, and incentive allocation, all of which are described in detail in Note 4. The Fund does not charge any additional fees; however each investor in the Fund indirectly bears a portion of the advisory fee, sponsor fee, and incentive allocation charged by GAIT.

At March 31, 2015 and December 31, 2014, the Fund owned 46.50% and 46.52%, respectively of GAIT.

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

•	Level 1 inputs are unadjusted closing or settlement prices for such assets or liabilities as published by the primary exchange upon which they are traded.
•	Level 2 inputs include quoted prices for similar assets and liabilities obtained from independent brokers and/or market makers in each security. With respect to the Fund's investment in GAIT, Level 2 inputs include the net asset value of the underlying fund in which it holds an investment.
•	Level 3 inputs are those which are considered unobservable and are significant in arriving at fair value.

In accordance with this hierarchy, the Fund's investment in GAIT has been classified as a Level 2 valuation. There were no Level 3 assets or liabilities held at any point during the three months ended March 31, 2015 or the year ended December 31, 2014 by the Fund, GAIT, or the Master Funds, and there were no transfers between levels during those periods. Transfers between levels, if any, are recognized on the actual date of the event or change in circumstances that cause the transfer.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15 – Presentation of Financial Statements – Going Concern (Subtopic 205-40). The pronouncement determines management's responsibility regarding the assessment of the Fund's ability to continue as a going concern even if the Fund's liquidation is not imminent. Under this guidance, during each period in which financial statements are prepared, management will need to evaluate whether there are conditions or events that, in the aggregate, raise substantial doubt about the Fund's ability to continue as a going concern within one year after the date the financial statements are issued. Substantial doubt would exist if conditions or events indicate that the Fund will be unable to meet its obligations as they become due. Accounting Standards Update 2014-15 is effective for annual periods ending after December 15, 2016, however early adoption is permitted. The Manager is currently assessing the impact, if any, that this pronouncement will have on the disclosures within the financial statements.

In May 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-07 – Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (Topic 820). The pronouncement removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share (or its equivalent) practical expedient. Additionally, the pronouncement also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Accounting Standards Update 2015-07 is effective for fiscal years beginning after December 15, 2016, however early adoption is permitted. The Manager is currently assessing the impact that this pronouncement will have on the financial statements.
Indemnifications

In the normal course of business, the Master Funds, GAIT, Graham Cash Assets LLC ("Cash Assets"), and the Fund enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. The Fund's maximum exposure under these arrangements is unknown; however, the Fund has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At March 31, 2015 and December 31, 2014 no accruals have been recorded by the Fund for indemnifications.

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Notes to Unaudited Consolidated Financial Statements (continued)

3. Capital Accounts

The Fund offers two classes (each a "Class") of Units (collectively the "Units"), being Class 0 Units and Class 2 Units. The Fund may issue additional Classes in the future subject to different fees, expenses or other terms, or to invest in other investment programs or combinations of investment programs managed by the Manager.

A separate Capital Account is maintained for each Member with respect to each member's Class of Units. The initial balance of each Member's Capital Account is equal to the initial contribution to the Fund by such Member with respect to the Class to which such Capital Account relates. Each Member's Capital Account is increased by any additional subscription, and decreased by any redemption by such Member of Units of such Class to which the Capital Account relates. All income and expenses of the Fund are allocated among the Members' Capital Accounts in proportion to the balance that each Capital Account bears to the balance of all Capital as of the beginning of such fiscal period.

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

Redemption of Units

Units are not subject to any minimum holding period. Members may redeem Units at the Net Asset Value thereof as of each Valuation Day, as defined in the LLC Agreement, upon not less than three business days' prior written notice to the administrator. A partial redemption request for an amount less than $10,000 will not be accepted, nor will a redemption request be accepted to the extent that it would result in an investor owning less than $10,000. The redemption proceeds will normally be remitted within 15 days after the Valuation Day, without interest for the period from the Valuation Day to the payment date.

Redemption Fees

Class 2 Units are subject to a redemption fee equal to 2% of their Net Asset Value if redeemed within six months from their subscription date and a redemption fee equal to 1% of their Net Asset Value if redeemed more than six and less than twelve months from their subscription date. Class 0 Units are not subject to a redemption fee. Redemption fees are payable to the Manager upon redemption of Units from the proceeds of such redemption. There were no redemption fees paid to the Manager for the three months ended March 31, 2015 and 2014.

Advisory Fees

For the three months ended March 31, 2015 and 2014, each Class of GAIT other than Class M paid the Manager an advisory fee (the "Advisory Fee") at an aggregate annual rate equal to 1.75% of the Net Asset Value of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is effected with respect to Units of such Class during the month.

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Notes to Unaudited Consolidated Financial Statements (continued)

4. Fees and Related Party Transactions

Sponsor Fees

For the three months ended March 31, 2015 and 2014, each Class of GAIT other than Class M paid the Manager a sponsor fee (the "Sponsor Fee") at an annual rate of the Net Asset Value specified in the table below. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee.

Class	Annual Rate

Class 0	0.75%
Class 2	2.75%

Incentive Allocation

At the end of each calendar quarter, the Manager of GAIT will receive a special allocation of net profits (the "Incentive Allocation") in an amount equal to 20% of the New High Net Trading Profits of each Class of GAIT, as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced, effective as of the date of any redemption of any Units of such class, by multiplying the loss carryforward by the ratio that the amount of assets redeemed from such class bears to the net assets of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made to the Manager. The total Incentive Allocation allocated to the Fund by GAIT for the three months ended March 31, 2015 and 2014 was $1,369,198 and $0, respectively.

Administrator's Fee

For the three months ended March 31, 2015 and 2014, GAIT paid SEI a monthly administrator's fee based on GAIT's net asset value, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator's fees, including out-of-pocket expenses, allocated to the Fund by GAIT for the three months ended March 31, 2015 and 2014 were $29,008 and $23,057, respectively.

Any portion of any of the above fees, including the Incentive Allocation, may be paid by the Manager to third parties as compensation for selling activities in connection with the Fund.

5. Income Taxes

No provision for income taxes has been made in the accompanying consolidated financial statements, as members are individually responsible for reporting income or loss based upon their respective share of the Fund's revenues and expenses for income tax purposes.

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Notes to Unaudited Consolidated Financial Statements (continued)

5. Income Taxes (continued)

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund's tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions not deemed to meet a more-likely-than-not threshold would be recorded as a tax expense in the current year and the Fund identifies its major tax jurisdictions as U.S. Federal and Connecticut State. The Manager has evaluated the Fund's tax positions and has concluded that there are no significant tax positions requiring recognition, measurement or disclosure in the consolidated financial statements for open tax years 2011 through 2014 or expected to be taken in the Fund's 2015 tax returns. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination.

6. Financial Highlights

The following is the per unit operating performance calculation for the three month periods ended March 31, 2015 and 2014:

	Class 0	Class 2
Per unit operating performance
Net asset value per unit, December 31, 2013	$127.72	$98.41
Net loss:
Net investment loss	(0.76)	(1.05)
Net loss on investments	(12.93)	(9.93)
Net loss	(13.69)	(10.98)
Net asset value per unit, March 31, 2014	$114.03	$87.43

Net asset value per unit, December 31, 2014	$149.37	$113.58
Net income:
Net investment loss	(1.04)	(1.41)
Net gain on investments	11.60	8.95
Net income	10.56	7.54
Net asset value per unit, March 31, 2015	$159.93	$121.12

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Notes to Unaudited Consolidated Financial Statements (continued)

6. Financial Highlights (continued)

The following represents ratios to average members' capital and total return for the three month periods ended March 31, 2015 and 2014:

	Class 0		Class 2
	2015	2014	2015	2014

Total return before Incentive Allocation	8.83%	(10.72)%	8.33%	(11.16)%
Incentive Allocation	(1.76)	0.00	(1.69)	0.00
Total return after Incentive Allocation	7.07%	(10.72)%	6.64%	(11.16)%

Net investment loss before Incentive Allocation	(0.66)%	(0.63)%	(1.19)%	(1.13)%
Incentive Allocation	(1.69)	0.00	(1.60)	0.00
Net investment loss after Incentive Allocation	(2.35)%	(0.63)%	(2.79)%	(1.13)%

Total expenses before Incentive Allocation	0.73%	0.68%	1.25%	1.18%
Incentive Allocation	1.69	0.00	1.60	0.00
Total expenses after Incentive Allocation	2.42%	0.68%	2.85%	1.18%

Total return is calculated for Class 0 and Class 2 Units taken as a whole. Total return is calculated as the change in total members' capital adjusted for subscriptions or redemptions during the period. An individual member's return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for Class 0 and Class 2 Units taken as a whole and include net amounts allocated from GAIT. The computation of such ratios is based on the amount of net investment loss, expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of members' capital for Class 0 and Class 2 Units of the Fund for the three month periods ended March 31, 2015 and 2014.

7. Subsequent Events

The Fund had subscriptions of approximately $1.3 million and redemptions of approximately $0.1 million from April 1, 2015 through May 14, 2015, the date through which subsequent events were evaluated by management. These amounts have not been included in the financial statements.

Index
Graham Alternative Investment Trading LLC

Statements of Financial Condition

	March 31, 2015 (Unaudited)	December 31, 2014 (Audited)
Assets
Investments in Master Funds, at fair value	$20,230,369	$21,968,796
Investment in Graham Cash Assets LLC, at fair value	164,748,614	155,687,417
Receivable from Master Funds	-	489
Total assets	$184,978,983	$177,656,702

Liabilities and members' capital
Liabilities:
Accrued redemptions	$3,874,498	$8,174,470
Accrued advisory fees	272,870	262,055
Accrued sponsor fees	203,736	195,287
Accrued professional fees	114,792	141,939
Accrued administrator's fee	21,701	20,879
Payable to Master Funds	362	410
Total liabilities	4,487,959	8,795,040

Members' capital:
Class 0 Units (812,335.587 and 812,590.118 units issued and outstanding at $159.93 and $149.37 per unit, respectively)	129,916,327	121,377,790
Class 2 Units (407,335.097 and 408,116.011 units issued and outstanding at $121.12 and $113.58 per unit, respectively)	49,337,675	46,354,391
Class M Units (4,671.470 units issued and outstanding at $264.80 and $241.78 per unit, respectively)	1,237,022	1,129,481
Total members' capital	180,491,024	168,861,662
Total liabilities and members' capital	$184,978,983	$177,656,702

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Condensed Schedules of Investments

	March 31, 2015 (Unaudited)		December 31, 2014 (Audited)
Description	Fair Value	Percentage of Members' Capital	Fair Value	Percentage of Members' Capital

Investments in Master Funds, at fair value
Graham Commodity Strategies LLC	$8,566,089	4.75%	$12,775,274	7.57%
Graham K4D Trading Ltd.	11,664,280	6.46%	9,193,522	5.44%
Total investments in Master Funds	$20,230,369	11.21%	$21,968,796	13.01%

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Operations and Incentive Allocation

	Three Months Ended March 31,
	2015	2014
Net gain (loss) allocated from investments in Master Funds
Net realized gain (loss) on investments	$20,622,967	$(10,979,432)
Net decrease in unrealized appreciation on investments	(4,277,079)	(7,197,449)
Brokerage commissions and fees	(221,481)	(251,855)
Net gain (loss) allocated from investments in Master Funds	16,124,407	(18,428,736)

Net investment loss allocated from investments in Master Funds	(24,291)	(20,719)

Investment income
Interest income	111,995	89,072

Expenses
Advisory fees	782,328	720,773
Sponsor fees	582,709	495,032
Administrator's fees	62,256	54,230
Professional fees and other	76,750	46,801
Total expenses	1,504,043	1,316,836
Net investment loss of the Fund	(1,392,048)	(1,227,764)

Net income (loss)	14,708,068	(19,677,219)

Incentive allocation	2,920,022	–

Net income available for pro-rata allocation to all members	$11,788,046	$(19,677,219)

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Changes in Members' Capital

For the three months ended March 31, 2015 and 2014

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members' capital, December 31, 2013	1,093,036.786	$139,603,019	407,013.551	$40,053,854	4,671.470	$920,232	$180,577,105
Subscriptions	19,116.971	2,270,079	19,683.797	1,884,010	–	–	4,154,089
Redemptions	(52,521.247)	(6,038,497)	(26,451.209)	(2,369,405)	–	–	(8,407,902)
Incentive allocation	–	–	–	–	–	–	–
Net loss	–	(15,006,933)	–	(4,576,717)	–	(93,569)	(19,677,219)
Members' capital, March 31, 2014	1,059,632.510	$120,827,668	400,246.139	$34,991,742	4,671.470	$826,663	$156,646,073

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members' capital, December 31, 2014	812,590.118	$121,377,790	408,116.011	$46,354,391	4,671.470	$1,129,481	$168,861,662
Subscriptions	5,771.777	899,644	9,160.212	1,091,900	–	–	1,991,544
Redemptions	(6,026.308)	(950,968)	(9,941.126)	(1,199,260)	–	(2,920,022)	(5,070,250)
Incentive allocation	–	(2,147,427)	–	(772,595)	–	2,920,022	–
Net income	–	10,737,288	–	3,863,239	–	107,541	14,708,068
Members' capital, March 31, 2015	812,335.587	$129,916,327	407,335.097	$49,337,675	4,671.470	$1,237,022	$180,491,024

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Cash Flows

	Three Months Ended March 31,
	2015	2014
Cash flows provided by operating activities
Net income (loss)	$14,708,068	$(19,677,219)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net (income) loss allocated from investments in Master Funds	(16,100,116)	18,449,455
Net income allocated from investment in Graham Cash Assets LLC	(111,995)	(89,072)
Proceeds from sale of investments in Master Funds	61,383,114	73,261,609
Proceeds from sale of investments in Graham Cash Assets LLC	45,468,484	59,218,104
Investments in Master Funds	(43,544,130)	(78,091,187)
Investments in Graham Cash Assets LLC	(54,417,686)	(49,086,938)
Changes in assets and liabilities:
Accrued advisory fees	10,815	(35,001)
Accrued sponsor fees	8,449	(23,065)
Accrued professional fees	(27,147)	(16,911)
Accrued administrator's fee	822	(2,532)
Net cash provided by operating activities	7,378,678	3,907,243

Cash flows used in financing activities
Subscriptions	1,991,544	4,154,089
Redemptions	(9,370,222)	(8,061,332)
Net cash used in financing activities	(7,378,678)	(3,907,243)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements

March 31, 2015

1. Organization and Business

Graham Alternative Investment Trading LLC ("GAIT") was formed on May 18, 2006, commenced operations on August 1, 2006 and is organized as a Delaware Limited Liability Company. Graham Capital Management, L.P. (the "Managing Member" or "Manager") is the Managing Member and the sole investment advisor. The Managing Member is registered as a Commodity Pool Operator and Commodity Trading Advisor with the U.S. Commodity Futures Trading Commission ("CFTC") and is a member of the National Futures Association. The Managing Member is also registered as a Registered Investment Advisor with the Securities and Exchange Commission. GAIT is a commodity pool, and as such is subject to the oversight and jurisdiction of the U.S. CFTC.

The investment objective of GAIT is to achieve long-term capital appreciation through professionally managed trading through its investment in various master trading vehicles ("Master Funds"). As more fully described in Notes 2 and 3, these Master Funds invest in a broad range of derivative instruments such as currency forward and futures contracts; bond, interest rate, and index futures contracts; commodity forward and futures contracts, and options and swaps thereon traded on U.S. and foreign exchanges, as well as over-the-counter.

Graham Alternative Investment Fund I LLC Blended Strategies Portfolio and Graham Alternative Investment Fund II LLC Blended Strategies Portfolio are the primary investors of GAIT. Graham Alternative Investment III Ltd. was an investor of GAIT for the period from January 1, 2014 through June 30, 2014.

SEI Global Services, Inc. ("SEI") is GAIT's independent administrator and transfer agent. SEI is responsible for certain matters pertaining to the administration of GAIT.

GAIT will terminate on December 31, 2050 or at an earlier date if certain conditions occur as outlined in the Limited Liability Company Agreement ("LLC Agreement").

Duties of the Managing Member

Subject to the terms and conditions of the LLC Agreement, the Managing Member has complete and exclusive responsibility for managing and administering the affairs of GAIT and for directing the investment and reinvestment of the assets of GAIT.

2. Summary of Significant Accounting Policies

These financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") and all amounts are stated in U.S. dollars. GAIT is an investment company and applies specialized accounting guidance as outlined in Financial Accounting Standards Board Accounting Standards Codification Topic 946, Financial Services – Investment Companies. The preparation of these financial statements requires the Manager to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Investments in Master Funds

GAIT invests in various Master Funds which are managed by the Managing Member. These investments are valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP based upon GAIT's proportionate share of the Master Funds' reported net asset values. Gains and losses are allocated monthly by each Master Fund to GAIT based upon GAIT's proportionate share of the net asset value of each Master Fund and are included in the statements of operations and incentive allocation.

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

Due from Brokers

Due from brokers on the Master Funds' financial statements primarily consist of cash balances carried as margin deposits with clearing brokers for the purpose of trading in futures contracts, foreign currency contracts and other derivative instruments, and receivables for unsettled transactions. A portion of the Master Funds' cash and investments are held as collateral by its brokers to secure derivative instruments.

Revenue Recognition

All financial instruments are recorded on the trade date at fair value. Net unrealized gain or loss on open positions is included in the Master Funds' statements of financial condition as the difference between the original purchase price and the current market value at the end of the period. Any change in net unrealized gain or loss from the preceding period is reported in the Master Funds' statements of operations. Interest income and expense are recorded on the accrual basis. Dividends are recorded on the ex-dividend date and are net of related withholding taxes.

Brokerage Commissions and Fees

Brokerage commissions and fees on the Master Funds' financial statements represent all brokerage commissions and other fees incurred in connection with the Master Funds' trading activity.

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies on the Master Funds’ financial statements are translated using the exchange rates at March 31, 2015 and December 31, 2014. Gains and losses resulting from foreign currency transactions are calculated using daily exchange rates prevailing on the transaction date. The Master Funds do not isolate the portion of results of operations from changes in foreign exchange rates on investments and cash from fluctuations arising from changes in market prices held. Currency translation gains and losses are included in the statement of operations within net realized gain (loss) and net increase (decrease) in unrealized appreciation on investments.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Fair Value

The fair value of GAIT's assets and liabilities, which qualify as financial instruments under U.S. GAAP, approximates the carrying amounts presented in the statements of financial condition. Changes in these carrying amounts are included in the statements of operations and incentive allocation.

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

•	Level 1 inputs are unadjusted closing or settlement prices for such assets or liabilities as published by the primary exchange upon which they are traded.
•	Level 2 inputs include quoted prices for similar assets and liabilities obtained from independent brokers and/or market makers in each security. With respect to GAIT's investments in the other funds managed by the Manager, Level 2 inputs include the net asset value of the underlying fund in which it holds an investment.
•	Level 3 inputs are those which are considered unobservable and are significant in arriving at fair value.

In accordance with this hierarchy, GAIT's investments in Master Funds and Graham Cash Assets LLC ("Cash Assets") have been classified as Level 2. These investments are discussed in Notes 3 and 4. There were no Level 3 assets or liabilities held at any point during the three months ended March 31, 2015 or the year ended December 31, 2014 by GAIT, the Master Funds, or Cash Assets, and there were no transfers between levels during those periods. Transfers between levels, if any, are recognized on the actual date of the event or change in circumstances that cause the transfer.

Derivative Instruments

In the normal course of business, the Master Funds utilize derivative financial instruments in connection with their trading activities. Derivative instruments derive their value from underlying assets, indices, reference rates or a combination of these factors. Investments in derivative financial instruments are subject to additional risks that can result in a loss of all or part of an investment. The Master Funds' derivative financial instruments are classified by the following primary underlying risks: interest rate, foreign currency exchange rate, commodity price, and equity price risks. These risks can be in excess of the amounts recognized in the statements of financial condition. In addition, the Master Funds are also subject to additional counterparty risk should their counterparties fail to meet the terms of their contracts. Management of counterparty risk involves a number of considerations, such as the financial profile of the counterparty, specific terms and duration of the contractual agreement, and the value of collateral held, if any. The Master Funds have established initial credit approval, credit limits, and collateral requirements and may reduce their exposure to any counterparties they deem necessary. Trading in non-U.S. dollar denominated derivative instruments may subject the value of, and gains and losses associated with, such contracts to additional risks related to adverse changes in the applicable exchange rates.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Derivative Instruments (continued)

Unrealized gains and losses from derivative financial instruments are recorded based on changes in their fair value. Realized gains and losses are recorded when the positions are closed. All unrealized and realized gains and losses related to derivative financial instruments are included in net gain (loss) on investments in the Master Funds' statements of operations.

Futures Contracts

The Master Funds use futures contracts in an attempt to take advantage of changes in the value of equities, commodities, interest rates, bonds and foreign currencies. Futures contracts are valued based upon the closing price as of the valuation date established by the primary exchange upon which they are traded.

A futures contract represents a commitment for the future purchase or sale of an asset or cash settlement based on the value of an asset on a specified date. The purchase and sale of futures contracts are executed on an exchange which requires margin deposits with a Futures Commission Merchant ("FCM"). Subsequent payments are made or received by the Master Funds each day, depending on the daily fluctuations in the value of the contract. These changes in valuation are recorded for financial statement purposes as unrealized gains or losses by the Master Funds. Relative to over-the-counter derivative financial instruments, futures contracts provide reduced counterparty risk to the Master Funds since futures are exchange-traded and the exchanges' clearing house guarantees the futures against default. However some non-U.S. exchanges are "principals' markets" in which no common clearing facility exists and the Master Funds may look only to the clearing broker for performance of the contract. The U.S. Commodity Exchange Act requires an FCM to segregate all funds received from such FCM's customers in respect of regulated futures transactions. If the FCM were not to do so to the full extent required by law, the assets of the Master Funds might not be fully protected in the event of the bankruptcy or insolvency of the FCM. In that case, the Master Funds would be limited to recovering only a pro rata share of all available funds segregated on behalf of the FCM's combined customer accounts, even though certain property specifically traceable to the Master Funds was held by the FCM. In addition, in the event of bankruptcy or insolvency of an exchange or an affiliated clearing house, the Master Funds might experience a loss of funds deposited through its FCM as margin with such exchange or affiliated clearing house, the loss of unrealized profits on its open positions, and the loss of funds owed to it as realized profits on closed positions.

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

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Derivative Instruments (continued)

Swap Contracts

The Master Funds may enter into various swap contracts in an attempt to take advantage of changes in interest rates and asset values. Exchange traded interest rate swap contracts are executed on an exchange which requires margin deposits with a Central Clearing Counterparty ("CCP"). Subsequent payments are made or received by the Master Funds each day, depending on the daily fluctuations in the value of the contract. These changes in valuation are recorded for financial statement purposes as unrealized gains or losses by the Master Funds. Relative to over-the-counter interest rate swap contracts, exchange traded interest rate swap contracts provide reduced counterparty risk since they are exchange-traded and the exchange's clearinghouse guarantees against default. The Commodity Exchange Act requires a CCP to segregate all funds received from such CCP's customers in respect of exchange traded interest rate swaps. If the CCP were not to do so to the full extent required by law, the assets of the Master Funds might not be fully protected in the event of the bankruptcy or insolvency of the CCP. In that case, the Master Funds would be limited to recovering only a pro rata share of all available funds segregated on behalf of the CCP's combined customer accounts, even though certain property specifically traceable to the Master Funds is held by the CCP. In addition, in the event of bankruptcy or insolvency of an exchange or an affiliated clearing house, the Master Funds could experience a loss of funds deposited through its CCP as margin with such exchange or affiliated clearing house, the loss of unrealized profits on its open positions, and the loss of funds owed to it as realized profits on closed positions. All funds deposited with both U.S. and non-U.S. CCPs are included in due from brokers on the statements of financial condition. Over the counter swap contracts are not guaranteed by an exchange or an affiliated clearing house or regulated by any U.S. or foreign government authorities. Failure of a counterparty to meet its obligation under the terms of the swap contract could result in the loss of any unrealized gains on open positions. It may not be possible to dispose of or close out a swap position without the consent of the counterparty, and the Master Funds may not be able to enter into an offsetting contract in order to cover its risk.

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

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Derivative Instruments (continued)

Options (continued)

The Master Funds are exposed to counterparty risk to the extent that a seller of an over-the-counter option does not meet its obligations under the terms of the option contract. The maximum risk of loss to the Master Funds is the unrealized gains of the contracts and the premiums paid to purchase its open option contracts. Relative to over-the-counter options, exchange traded options provide reduced counterparty risk to the Master Funds since the exchanges' clearinghouse guarantees the option against default.

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

Credit Risk Related Contingent Features

OTC Derivative Instruments are subject to ISDA Master Agreements which generally require among other things, that the Master Funds maintain a predetermined level of net assets, and provide limits with respect to any decline in the Master Funds' net asset value over 1-month, 3-month and 12-month periods. If the Master Funds were to violate such provisions, the counterparty to these instruments could demand liquidation of the outstanding positions. During the three months ended March 31, 2015 and 2014 no events occurred which caused the Master Funds to violate any of these provisions. At March 31, 2015 the fair value of Derivative Instruments subject to credit risk related contingent features in a net liability position for Graham K4D Trading Ltd., a Master Fund in which GAIT invests, was $10,392,630. There were no Derivative Instruments subject to credit risk related contingent features in a net liability position for Graham Commodity Strategies LLC at March 31, 2015, or for any of the Master Funds at December 31, 2014.

New York Mercantile Exchange Corporate Membership

Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is a member of the New York Mercantile Exchange ("NYMEX"). As a result of its membership, Graham Commodity Strategies LLC owns two NYMEX seats and 30,000 shares of the CME Group. Graham Commodity Strategy LLC's policy is to value the NYMEX memberships and the shares of the CME Group at fair value. As of March 31, 2015 and December 31, 2014, the two NYMEX memberships were valued at $356,000 and $480,000, respectively, and the 30,000 shares of CME Group were valued at $2,841,300 and $2,659,500, respectively, both of which are contained within Exchange Memberships on Graham Commodity Strategies LLC's statements of financial condition.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Chicago Board of Trade Membership

Graham K4D Trading Ltd., a Master Fund in which GAIT invests, is a member of the Chicago Board of Trade ("CBOT") under Rule 106.S and owns two B-1/Full seats and one B-2/Associate seat. Graham K4D Trading Ltd.'s policy is to value the CBOT memberships at fair value. As of March 31, 2015 and December 31, 2014, the B-1/Full memberships were valued at $511,000 and $570,000, respectively, and the B-2/Associate memberships were valued at $88,500 and $97,500, respectively, both of which are included in CME Membership on the statements of financial condition. Additionally, Graham K4D Trading Ltd. owns a Chicago Mercantile Exchange seat valued at $290,500 and $390,000 at March 31, 2015 and December 31, 2014, respectively, which is also included in Exchange Membership on the statements of financial condition.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15 – Presentation of Financial Statements – Going Concern (Subtopic 205-40). The pronouncement determines management's responsibility regarding the assessment of GAIT's ability to continue as a going concern even if GAIT's liquidation is not imminent. Under this guidance, during each period in which financial statements are prepared, management will need to evaluate whether there are conditions or events that, in the aggregate, raise substantial doubt about GAIT's ability to continue as a going concern within one year after the date the financial statements are issued. Substantial doubt would exist if conditions or events indicate that GAIT will be unable to meet its obligations as they become due. Accounting Standards Update 2014-15 is effective for annual periods ending after December 15, 2016, however early adoption is permitted. The Manager is currently assessing the impact, if any, that this pronouncement will have on the financial statements.

In May 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-07 – Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (Topic 820). The pronouncement removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share (or its equivalent) practical expedient. Additionally, the pronouncement also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Accounting Standards Update 2015-07 is effective for fiscal years beginning after December 15, 2016, however early adoption is permitted. The Manager is currently assessing the impact that this pronouncement will have on the financial statements.

Indemnifications

In the normal course of business, the Master Funds, Cash Assets, and GAIT enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. GAIT's maximum exposure under these arrangements is unknown; however, GAIT has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At March 31, 2015 and December 31, 2014 no accruals have been recorded by GAIT for indemnifications.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds

As of March 31, 2015 and December 31, 2014, GAIT invested in various Master Funds, all of which were managed by the Manager. GAIT's investments in these Master Funds, as well as the investment objectives of each Master Fund, are summarized below. Master Funds in which GAIT invested 5% or more of its members' capital are individually identified, while smaller investments are aggregated under the caption "Other Global Macro Funds." The number of Master Funds included for the period in each aggregated category is disclosed parenthetically next to each name. All of the Master Funds and GAIT are related parties. The Master Funds do not charge management or incentive fees and all offer monthly subscriptions and redemptions.

March 31, 2015
Investment – Objective	Percent of Members' Capital	Fair Value	Net Income (three months ended)

Systematic Macro Funds
Graham K4D Trading Ltd.	6.46%	$11,664,280	$8,936,822

Global Macro Funds
Graham Commodity Strategies LLC	4.75%	8,566,089	7,163,294
	11.21%	$20,230,369	$16,100,116

December 31, 2014
Investment – Objective	Percent of Members' Capital	Fair Value	Net Loss (three months ended March 31, 2014)

Systematic Macro Funds
Graham K4D Trading Ltd.	5.44%	$9,193,522	$(9,156,537)

Global Macro Funds
Graham Commodity Strategies LLC	7.57%	12,775,274	(5,314,137)
Other Global Macro Funds (2)	0.00%	-	(3,978,781)
	13.01%	$21,968,796	$(18,449,455)

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the financial position of each Master Fund as of March 31, 2015:

	Graham Commodity Strategies LLC (Delaware)	Graham K4D Trading Ltd. (BVI)
Assets:
Due from brokers	$53,406,984	$102,878,252
Derivative financial instruments, at fair value	88,340,658	21,623,975
Exchange membership, at fair value	3,197,300	890,000
Total assets	144,944,942	125,392,227

Liabilities:
Derivative financial instruments, at fair value	-	10,392,630
Due to brokers	-	-
Total liabilities	-	10,392,630
Net assets	$144,944,942	$114,999,597

Percentage of Master Fund held by GAIT	5.91%	10.14%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2015.

Description	Number of Contracts / Notional Amounts	Fair Value	Percentage of Members' Capital of Master Fund
Graham Commodity Strategies LLC
Derivative financial instruments
Long contracts
Futures
Commodity		$(8,604,370)	(5.94)%
Foreign bond		165,879	0.11%
Foreign index		2,446,956	1.69%
Interest rate		4,963,058	3.42%
U.S. bond		40,219	0.03%
U.S. index		8,500	0.01%
Total futures		(979,758)	(0.68)%

Swaps
Interest rate		(7,271,755)	(5.02)%
Total swaps		(7,271,755)	(5.02)%

Forwards
Euro / U.S. dollar 04/09/2015	EUR100,000,000	(28,684,872)	(19.79)%
Other foreign currency		(662,250)	(0.46)%
Total forwards		(29,347,122)	(20.25)%

Options (cost $169,509,852)
Crude oil futures 06/30/2015 - 12/31/2016, $65.00 - $105.00 Call	3	390,000	0.27%
Crude oil futures 05/31/2015 - 06/30/2015, $42.50 - $50.00 Put	6	11,201,000	7.73%
Other commodity futures		20,428,636	14.09%
Euro / U.S. dollar 01/04/2016, $1.35 Call	1	8,310	0.01%
Euro / U.S. dollar 05/15/2015, $1.04 Put	3	7,456,400	5.14%
Euro / U.S. dollar 05/15/2015, $1.10 Put	2	20,020,500	13.81%
Euro / U.S. dollar 05/15/2015, $1.33 Put	1	7,608,462	5.25%
Euro / U.S. dollar 06/23/2015, $1.10 Put	1	7,651,440	5.28%
Euro / U.S. dollar 04/01/2015 - 01/10/2017, $0.95 - $1.22 Put	18	27,485,135	18.96%
U.S. dollar / Canadian dollar 04/10/2015, $1.22 Call	1	7,291,620	5.03%
U.S. dollar / Canadian dollar 04/10/2015 - 01/06/2016, $1.24 - $1.31 Call	13	15,459,778	10.67%
U.S. dollar / Japanese yen 04/07/2015 $119.00 Put	1	246,320	0.17%
U.S. dollar / Japanese yen 04/13/2015 - 12/03/2015, $121.00 - $131.68 Call	14	10,293,448	7.10%
Other currency		28,528,012	19.68%
Foreign index		1,300,699	0.90%
Eurodollar futures 06/30/2015 - 03/31/2016, $98.63 - $99.38 Put	6	5,003,125	3.45%
Eurodollar futures 06/30/2015 - 12/31/2015, $99.00 - $99.75 Call	5	8,840,625	6.10%
Other interest rate futures		828,166	0.57%
Total options		180,041,676	124.21%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as March 31, 2015.

Description	Number of Contracts / Notional Amounts	Fair Value	Percentage of Members' Capital of Master Fund
Graham Commodity Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity		$9,517,325	6.57%
Foreign index		73,949	0.05%
Interest rate		(2,555,957)	(1.76)%
U.S. bond		(405,875)	(0.28)%
U.S. index		(63,375)	(0.04)%
Total futures		6,566,067	4.54%

Swaps
Natural gas futures 01/31/2016 – 12/31/2016	12	8,130,750	5.61%
Total swaps		8,130,750	5.61%

Forwards
U.S. dollar / Euro 04/09/2015	EUR(100,000,000)	28,784,343	19.86%
Other foreign currency		287,877	0.20%
Total forwards		29,072,220	20.06%

Options (proceeds $15,318,750)
Crude oil futures 05/31/2015 – 06/30/2015, $37.50 - $42.00 Put	5	(7,034,000)	(4.85)%
Crude oil futures 06/30/2015 – 12/31/2016, $80.00 - $120.00 Call	2	(395,000)	(0.27)%
Other commodity futures		(9,691,130)	(6.69)%
Euro / U.S. dollar 05/15/2015, $1.04 Put	2	(7,456,400)	(5.14)%
Euro / U.S. dollar 05/15/2015, $1.10 Put	3	(20,020,500)	(13.81)%
Euro / U.S. dollar 04/01/2015 – 06/23/2015, $0.99 - $1.09 Put	9	(8,747,918)	(6.04)%
Euro / U.S. dollar 04/03/2015 – 01/04/2016, $1.09 - $1.10 Call	3	(1,970,022)	(1.36)%
U.S. dollar / Canadian dollar 04/10/2015, $1.22 Call	1	(7,291,620)	(5.03)%
U.S. dollar / Canadian dollar 04/10/2015 - 05/29/2015, $1.22 - $1.34 Call	11	(8,527,009)	(5.88)%
Other currency		(14,185,721)	(9.79)%
Eurodollar futures 06/30/15 - 03/31/16, $98.88 - $99.00 Put	4	(4,000,000)	(2.76)%
Eurodollar futures 06/30/15 - 12/31/15, $99.13 - $99.75 Call	4	(8,093,750)	(5.58)%
Other interest rate futures		(458,350)	(0.32)%
Total options		(97,871,420)	(67.52)%
Total derivative financial instruments		$88,340,658	60.95%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2015.

Description	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd.
Derivative financial instruments
Long contracts
Futures
Commodity	$(179,083)	(0.16)%
Currency	(431,201)	(0.37)%
Foreign bond	9,263,665	8.06%
Foreign index	4,870,850	4.24%
Interest rate	1,414,631	1.23%
U.S. bond	2,340,158	2.03%
U.S. index	1,166,253	1.01%
Total futures	18,445,273	16.04%

Forwards
Foreign currency	(3,083,892)	(2.68)%
Total forwards	(3,083,892)	(2.68)%

Short contracts
Futures
Commodity	3,780,036	3.29%
Currency	(197,726)	(0.17)%
Foreign bond	(248,430)	(0.22)%
Foreign index	95,620	0.08%
Interest rate	(82,984)	(0.07)%
U.S. bond	(73,507)	(0.06)%
U.S. index	(94,306)	(0.08)%
Total futures	3,178,703	2.77%

Forwards
Foreign currency	(7,308,739)	(6.36)%
Total forwards	(7,308,739)	(6.36)%
Total derivative financial instruments	$11,231,345	9.77%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the fair value classification of each investment type by Master Fund as of March 31, 2015:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.
Assets
Level 1:
Commodity futures	$11,386,105	$12,014,817
Commodity futures options	32,019,636	-
Commodity swaps	8,130,750	-
Currency futures	-	21,934
Foreign bond futures	290,609	9,334,986
Foreign index futures	2,625,923	6,619,255
Foreign index futures options	1,300,699	-
Interest rate futures	5,002,331	1,414,780
Interest rate futures options	14,671,916	-
U.S. bond futures	40,219	2,604,676
U.S. index futures	8,500	1,488,864
Total Level 1	75,476,688	33,499,312

Level 2:
Foreign currency forwards	34,597,345	5,933,152
Foreign currency options	132,049,424	-
Total Level 2	166,646,769	5,933,152
Total investment related assets	$242,123,457	$39,432,464

Liabilities
Level 1:
Commodity futures	$(10,473,150)	$(8,413,864)
Commodity futures options	(17,120,130)	-
Currency futures	-	(650,861)
Foreign bond futures	(124,730)	(319,751)
Foreign index futures	(105,018)	(1,652,785)
Interest rate futures	(2,595,230)	(83,133)
Interest rate futures options	(12,552,100)	-
U.S. bond futures	(405,875)	(338,025)
U.S. index futures	(63,375)	(416,917)
Total Level 1	(43,439,608)	(11,875,336)

Level 2:
Foreign currency forwards	(34,872,247)	(16,325,783)
Foreign currency options	(68,199,189)	-
Interest rate swaps	(7,271,755)	-
Total Level 2	(110,343,191)	(16,325,783)
Total investment related liabilities	$(153,782,799)	$(28,201,119)

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of the Master Funds based on their average quarterly notional amounts and number of contracts for the three months ended March 31, 2015. The table also displays the fair value of derivative contracts held by the Master Funds at March 31, 2015 categorized by primary underlying risk. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Graham Commodity Strategies LLC
	Long exposure			Short exposure
	Notional amounts	Number of contracts		Notional amounts	Number of contracts		Derivative Assets	Derivative Liabilities
Commodity price
Futures	$252,174,980	8,439		$(338,118,500)	(8,135)		$11,386,105	$(10,473,150)
Options(a)	323,892,593	56,271		(443,497,712)	(34,090)		32,019,636	(17,120,130)
Swaps	-	-		(28,019,250)	(3,600)		8,130,750	-
	576,067,573	64,710		(809,635,462)	(45,825)		51,536,491	(27,593,280)
Equity price
Futures	111,585,284	1,533		(85,349,045)	(1,039)		2,634,423	(168,393)
Options(a)	24,214,672	1,000		-	-		1,300,699	-
	135,799,956	2,533		(85,349,045)	(1,039)		3,935,122	(168,393)
Foreign currency exchange rate
Forwards	975,183,901	N/	A	(1,973,755,018)	N/	A	34,597,345	(34,872,247)
Options(a)	2,670,261,070	77		(2,870,081,925)	(88)		132,049,424	(68,199,189)
	3,645,444,971	77		(4,843,836,943)	(88)		166,646,769	(103,071,436)
Interest rate
Futures	10,980,426,942	38,159		(6,057,778,557)	(25,152)		5,333,159	(3,125,835)
Options(a)	1,709,568,947	64,500		(1,542,186,312)	(62,000)		14,671,916	(12,552,100)
Swaps	644,657,769	4		(644,657,769)	(4)		-	(7,271,755)
	13,334,653,658	102,663		(8,244,622,638)	(87,156)		20,005,075	(22,949,690)
Total	$17,691,966,158	169,983		$(13,983,444,088)	(134,108)		$242,123,457	$(153,782,799)

(a)    – Notional amounts for options are based on the delta-adjusted positions.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of the Master Funds based on their average quarterly notional amounts and number of contracts for the three months ended March 31, 2015. The table also displays the fair value of derivative contracts held by the Master Funds at March 31, 2015 categorized by primary underlying risk. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Graham K4D Trading Ltd.
	Long exposure			Short exposure
	Notional amounts	Number of contracts		Notional amounts	Number of contracts		Derivative Assets	Derivative Liabilities
Commodity price
Futures	$196,354,505	4,047		$(608,965,109)	(12,858)		$12,014,817	$(8,413,864)
	196,354,505	4,047		(608,965,109)	(12,858)		12,014,817	(8,413,864)

Equity price
Futures	930,261,165	9,465		(52,785,847)	(565)		8,108,119	(2,069,702)
	930,261,165	9,465		(52,785,847)	(565)		8,108,119	(2,069,702)

Foreign currency exchange rate
Forwards	596,062,233	N/	A	(1,164,772,094)	N/	A	5,933,152	(16,325,783)
Futures	79,320,712	815		(44,865,831)	(484)		21,934	(650,861)
	675,382,945	815		(1,209,637,925)	(484)		5,955,086	(16,976,644)

Interest rate
Futures	5,726,745,650	32,057		(164,812,829)	(905)		13,354,442	(740,909)
	5,726,745,650	32,057		(164,812,829)	(905)		13,354,442	(740,909)
Total	$7,528,744,265	46,384		$(2,036,201,710)	(14,812)		$39,432,464	$(28,201,119)

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

When multiple derivative contracts are held with the same counterparty, the Master Funds will net the contracts in an asset position with the contracts in a liability position when covered by a master netting agreement or similar arrangements, for presentation in the statements of financial condition. The table below displays the amounts at March 31, 2015 by which the fair values of both derivative assets and derivative liabilities were reduced within the Master Funds' statements of financial condition as a result of this netting. Gross amounts below correspond to the total derivative asset and derivative liability balances categorized by primary underlying risk and product type in the preceding tables. Collateral pledged (received) for derivative assets and liabilities represent the cash amounts which are included in due from brokers on the statements of financial condition.  Actual collateral pledged or received by the Master Funds may exceed these amounts.

Description	Gross Amount	Gross Amount Offset in the Statements of Financial Condition	Net Amount Presented in the Statements of Financial Condition	Collateral (Received) / Pledged	Net Amount

Graham Commodity Strategies LLC[1]
Derivative assets	$242,123,457	$(153,782,799)	$88,340,658	$-	$88,340,658
Derivative liabilities	(153,782,799)	153,782,799	-	-	-

Graham K4D Trading Ltd.[2]
Derivative assets	39,432,464	(17,808,489)	21,623,975	-	21,623,975
Derivative liabilities	(28,201,119)	17,808,489	(10,392,630)	10,392,630	-

1 Net derivative asset amounts presented in the statement of financial condition are held with three counterparties. The Master Fund did not receive collateral from these counterparties that may have been used offset the derivative amounts as of March 31, 2015. At March 31, 2015 additional collateral pledged in the amount of $53,406,984 was posted in support of derivative positions and is included in due from brokers on the statement of financial condition.

2 Net derivative asset and liability amounts presented in the statement of financial condition are held with two counterparties. The Master Fund has pledged offsetting collateral to one of these counterparties that is eligible to offset the derivative liability amount as of March 31, 2015. At March 31, 2015 additional collateral pledged in the amount of $92,485,622 was posted in support of derivative positions and is included in due from brokers on the statement of financial condition.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the results of operations of each Master Fund for the three months ended March 31, 2015:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.

Net investment loss	$(18,350)	$(11,029)

Net realized gain (loss) on investments	124,394,094	130,023,341
Net increase (decrease) in unrealized appreciation on investments	434,484	(43,080,517)
Brokerage commissions and fees	(3,603,352)	(312,217)
Net gain (loss) on investments	121,225,226	86,630,607
Net income (loss)	$121,206,876	$86,619,578

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the gains and losses on all financial instruments held by the Master Funds reported in net realized gain (loss) and net increase (decrease) in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the three months ended March 31, 2015:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.
Commodity price
Futures	$(11,448,048)	$(7,796,168)
Options	3,171,997	-
Swaps	3,132,000	-
	(5,144,051)	(7,796,168)
Equity price
Equities	57,800	(167,500)
Futures	19,751,060	29,601,184
Options	2,399,491	-
	22,208,351	29,433,684
Foreign currency exchange rate
Forwards	57,127,461	24,727,587
Futures	-	9,403,836
Options	47,313,942	-
	104,441,403	34,131,423
Interest rate
Futures	4,643,447	31,173,885
Options	689,668	-
Swaps	(2,010,240)	-
	3,322,875	31,173,885
Total	$124,828,578	$86,942,824

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

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2014.

Description	Number of Contracts / Notional Amounts	Fair Value	Percentage of Members' Capital of Master Fund
Graham Commodity Strategies LLC
Derivative financial instruments
Long contracts
Futures
Coffee March 2015	700	$(8,553,900)	(5.52)%
Other commodity		(8,001,987)	(5.16)%
Foreign bond		2,283,244	1.47%
Foreign index		179,085	0.12%
Interest rate		31,106	0.02%
U.S. bond		471,562	0.30%
U.S. index		256,188	0.17%
Total futures		(13,334,702)	(8.60)%

Swaps
Interest rate		(8,099,610)	(5.22)%
Total swaps		(8,099,610)	(5.22)%

Forwards
Swiss franc / U.S. dollar 03/02/15	CHF182,595,000	(16,076,171)	(10.36)%
Other Swiss franc / U.S. dollar 01/05/15 - 01/06/15	CHF114,126,268	(414,594)	(0.27)%
Euro / U.S. dollar 04/09/15	EUR100,000,000	(14,993,597)	(9.67)%
Other Euro / U.S. dollar 01/02/15 - 02/23/15	EUR1,037,300,000	(5,915,527)	(3.81)%
Mexican peso / U.S. dollar 01/02/15	MXN6,999,980,000	(25,268,297)	(16.29)%
Other foreign currency		(3,007,519)	(1.94)%
Total forwards		(65,675,705)	(42.34)%

Options (cost $34,120,840)
U.S. dollar / Japanese yen 01/23/15, $110.00 Call	1	8,225,790	5.30%
U.S. dollar / Japanese yen 01/23/15, $109.00 Call	1	13,585,305	8.76%
U.S. dollar / Japanese yen 01/23/15, $115.00 Call	1	10,454,850	6.74%
Other U.S. dollar / Japanese yen 01/05/15 - 12/15/15, $110.50 - $150.00 Call	13	29,792,846	19.21%
Euro / U.S. dollar 01/16/15, $1.24 Put	2	13,814,595	8.91%
Other Euro / U.S. dollar 01/09/15 - 08/17/15, $1.15 - $1.33 Put	17	38,010,122	24.50%
Australian dollar / U.S. dollar 02/05/15 - 05/27/15, $0.81 - $0.83 Put	5	11,440,031	7.38%
Other currency		15,269,762	9.85%
Eurodollar future December 2015, $98.75 - $99.25 Put	2	10,187,500	6.57%
Eurodollar future June 2015, $99.38 - $99.75 Put	2	350,000	0.23%
Other interest rate futures		2,875,000	1.85%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as December 31, 2014.

Description	Number of Contracts / Notional Amounts	Fair Value	Percentage of Members' Capital of Master Fund
Graham Commodity Strategies LLC (continued)
Derivative financial instruments (continued)
Long contracts (continued)
Options (continued)
Coffee future February 2015, $167.50 Put	1	$23,344	0.02%
Coffee future March 2015, $250.00 Call	1	20,250	0.01%
Commodity futures		11,346,439	7.31%
Total options		165,395,834	106.64%

Short contracts
Futures
Coffee July 2015	(965)	11,849,513( )	7.64%
Other commodity		14,805,620	9.54%
Foreign index		(639,795)	(0.41)%
Interest rate		709,760	0.46%
U.S. bond		(433,813)	(0.28)%
U.S. index		(274,750)	(0.18)%
Total futures		26,016,535	16.77%

Swaps
Interest rate		1,056,548	0.68%
Total swaps		1,056,548	0.68%

Forwards
U.S. dollar / Swiss franc 03/02/15	$(189,700,000)	8,919,465	5.75%
Other U.S. dollar / Swiss franc 01/05/15 - 01/06/15	(178,277,512)	711,835	0.46%
U.S. dollar / Euro 04/09/15	(100,000,000)	15,093,067	9.73%
Other U.S. dollar / Euro 01/02/15 - 01/05/15	(1,822,601,926)	9,029,043	5.82%
Other foreign currency		29,453,365	18.99%
Total forwards		63,206,775	40.75%

Options (proceeds $15,318,750)
U.S. dollar / Japanese yen 01/23/15, $110.00 Call	(1)	(8,225,790)	(5.30)%
U.S. dollar / Japanese yen 01/23/15, $109.00 Call	(1)	(13,585,305)	(8.76)%
U.S. dollar / Japanese yen 01/23/15, $115.00 Call	(1)	(10,454,850)	(6.74)%
Other U.S. dollar / Japanese yen 01/05/15 - 05/01/15, $110.50 - $130.00 Call	(8)	(14,193,955)	(9.15)%
U.S. dollar / Japanese yen 03/23/15 - 05/12/15, $104.20 - $109.80 Put	(1)	(54,928)	(0.04)%
Euro / U.S. dollar 01/09/15 - 05/01/15, $1.12 - $1.30 Put	(12)	(19,853,521)	(12.80)%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as December 31, 2014.

Description	Number of Contracts	Fair Value	Percentage of Members' Capital of Master Fund
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

(b)    – Notional amounts for options are based on the delta-adjusted positions.

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

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

When multiple derivative contracts are held with the same counterparty, the Master Funds will net the contracts in an asset position with the contracts in a liability position when covered by a master netting agreement or similar arrangements, for presentation in the statements of financial condition. The table below displays the amounts at December 31, 2014 by which the fair values of both derivative assets and derivative liabilities were reduced within the Master Funds' statements of financial condition as a result of this netting. Gross amounts below correspond to the total derivative asset and derivative liability balances categorized by primary underlying risk and product type in the preceding tables. Collateral pledged (received) for derivative assets and liabilities represent the cash amounts which are included in due from brokers on the statements of financial condition.  Actual collateral pledged or received by the Master Funds may exceed these amounts.

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

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC

GAIT invests a portion of its excess liquidity in Cash Assets, an entity for which the Manager is also the sole investment advisor. Cash Assets commenced operations on June 22, 2005, and was formed as a Delaware Limited Liability Company for the purpose of consolidating investment activity of multiple funds managed by the Manager. Its objective is to preserve capital while enhancing return on cash balances and providing daily liquidity. It invests in debt obligations guaranteed by the U.S. federal government which range in maturity from one to twenty-seven months. Cash Assets also maintains cash and cash equivalents on deposit with major U.S. institutions. Cash Assets values all fixed income securities at amortized cost which approximates fair value. GAIT's investment in Cash Assets is valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP based upon GAIT's proportionate share of Cash Assets' reported net asset value. GAIT records its proportionate share of Cash Assets' investment income and expenses on a monthly basis. For the three months ended March 31, 2015, the total amount recognized by GAIT with respect to its investment in Cash Assets was $111,995. For the three months ended March 31, 2014, the total amount recognized by GAIT with respect to its investment in Cash Assets was $89,072. These amounts are included in interest income in the statements of operations and incentive allocation. At March 31, 2015 and December 31, 2014, GAIT owned approximately 4.83% and 4.79%, respectively, of Cash Assets. The following table summarizes the financial position of Cash Assets as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Assets:
Cash and cash equivalents	$1,158,818,615	$1,074,800,890
Investments in fixed income securities (cost $2,249,243,577 and $2,173,381,831, respectively)	2,249,243,577	2,173,381,831
Accrued interest receivable	5,994,683	4,912,030
Total assets	3,414,056,875	3,253,094,751

Liabilities:
Other liabilities	-	-
Total liabilities	-	-
Net assets	$3,414,056,875	$3,253,094,751

The following table summarizes the results of operations of Cash Assets for the three months ended March 31, 2015 and 2014:

	2015	2014
Investment income
Interest income	$2,332,063	$1,923,369
Total investment income	2,332,063	1,923,369

Expenses:
Bank fee expense	9,854	11,285
Total expenses	9,854	11,285
Net investment income	2,322,209	1,912,084
Net income	$2,322,209	$1,912,084

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

The following represents the condensed schedule of investments of Cash Assets as of March 31, 2015:

Description	Principal Amount	Fair Value	Percentage of Members' Capital
Investments in Fixed Income Securities (cost $2,249,243,577)
United States
Government Bonds (cost $2,249,243,577)
U.S. Treasury 0.25% – 4.00% due 04/15/15 – 06/30/17	$2,240,000,000	$2,249,243,577	65.88%
Total Government Bonds		2,249,243,577	65.88%
Total United States		2,249,243,577	65.88%
Total Investments in Fixed Income Securities		$2,249,243,577	65.88%

The following represents the condensed schedule of investments of Cash Assets as of December 31, 2014:

Description	Principal Amount	Fair Value	Percentage of Members' Capital
Investments in Fixed Income Securities (cost $2,173,381,831)
United States
Government Bonds (cost $2,173,381,831)
U.S. Treasury 0.25% – 4.00% due 01/15/15 – 1/31/17	$2,165,000,000	$2,173,381,831	66.81%
Total Government Bonds		2,173,381,831	66.81%
Total United States		2,173,381,831	66.81%
Total Investments in Fixed Income Securities		$2,173,381,831	66.81%

Cash Assets reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP. The following table shows the fair value classification of each investment type held by Cash Assets as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Assets
Level 2:
Fixed income securities
Government Bonds	$2,249,243,577	$2,173,381,831
Total fixed income securities	2,249,243,577	2,173,381,831
Total Level 2	2,249,243,577	2,173,381,831
Total assets	$2,249,243,577	$2,173,381,831

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

5. Capital Accounts

GAIT offers Class 0 Units and Class 2 Units (collectively, the "Units"). GAIT may issue additional classes in the future subject to different fees, expenses or other terms, or to invest in other investment programs or combinations of investment programs managed by the Manager. GAIT also has Management Units ("Class M units") which are solely for the investment of the Manager.

A separate Capital Account is maintained for each member with respect to each Class of Units held by such member. The initial balance of each member's Capital Account is equal to the initial contribution to GAIT with respect to the Class to which such Capital Account relates. Each member's Capital Account is increased by any additional subscription, and decreased by any redemption by such member of Units of such Class to which the Capital Account relates. All income and expenses of GAIT are allocated among the Capital Accounts of the members in proportion to the balance that each Capital Account bears to the balance of all Capital Accounts as of the beginning of such fiscal period.

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

Redemptions

Units are not subject to any minimum holding period. Members may redeem Units at the Net Asset Value thereof as of the last business day of each month upon not less than three business days' prior written notice to the administrator.

6. Fees and Related Party Transactions

Advisory Fees

For the three months ended March 31, 2015 and 2014 each Class of GAIT other than Class M pays the Manager an advisory fee (the "Advisory Fee") at an aggregate annual rate equal to 1.75% of the Net Asset Value of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is effected with respect to Units of such Class during the month.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

6. Fees and Related Party Transactions (continued)

Sponsor Fees

For the three months ended March 31, 2015 and 2014, each Class of GAIT other than Class M paid the Manager a sponsor fee (the "Sponsor Fee") at an annual rate of the Net Asset Value specified in the table below. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee.

Class	Annual Rate

Class 0	0.75%
Class 2	2.75%

Incentive Allocation

At the end of each calendar quarter, the Manager will receive a special allocation of net profits (the "Incentive Allocation") in an amount equal to 20% of the New High Net Trading Profits of each Class as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced effective as of the date of any redemption of any Units of such class by multiplying the loss carryforward by the ratio that the amount of assets redeemed from such class bears to the net assets of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made to the Manager. The Incentive Allocation was $2,920,022 and $0 for the three months ended March 31, 2015 and 2014, respectively.

Administrator's Fee

For the three months ended March 31, 2015 and 2014, GAIT paid SEI a monthly administrator's fee based on GAIT's net asset value, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator's fees, including out-of-pocket expenses, incurred by GAIT for the three months ended March 31, 2015 and 2014 were $62,256 and $54,230, respectively, of which $21,701 and $18,182 was accrued as of March 31, 2015 and 2014, respectively

Any portion of any of the above fees, including the Incentive Allocation, may be paid by the Manager to third parties as compensation for selling activities in connection with GAIT.

7. Income Taxes

No provision for income taxes has been made in the accompanying financial statements, as members are individually responsible for reporting income or loss based upon their respective share of GAIT's revenues and expenses for income tax purposes.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

7. Income Taxes (continued)

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing GAIT's tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions not deemed to meet a more-likely-than-not threshold would be recorded as a tax expense in the current year and GAIT identifies its major tax jurisdictions as U.S. Federal and Connecticut State. The Manager has evaluated GAIT's tax positions and has concluded that there are no significant tax positions requiring recognition, measurement or disclosure in the financial statements for open tax years 2011 through 2014 or expected to be taken in GAIT's 2015 tax returns. The Manager has evaluated GAIT's tax positions and has concluded that there are no significant tax positions requiring recognition, measurement or disclosure in the financial statements. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination.

8. Financial Highlights

The following is the per unit operating performance calculation for the three months ended March 31, 2015 and 2014:

	Class 0	Class 2
Per unit operating performance
Net asset value per unit, December 31, 2013	$127.72	$98.41
Net loss:
Net investment loss	(0.76)	(1.05)
Net loss on investments	(12.93)	(9.93)
Net loss	(13.69)	(10.98)
Net asset value per unit, March 31, 2014	$114.03	$87.43

Net asset value per unit, December 31, 2014	$149.37	$113.58
Net income:
Net investment loss	(1.04)	(1.41)
Net gain on investments	11.60	8.95
Net income	10.56	7.54
Net asset value per unit, March 31, 2015	$159.93	$121.12

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

8. Financial Highlights (continued)

The following represents ratios to average members' capital, excluding the Managing Member, and total return for the three months ended March 31, 2015 and 2014:

	Class 0		Class 2
	2015	2014	2015	2014

Total return before Incentive Allocation	8.84%	(10.72)%	8.31%	(11.16)%
Incentive Allocation	(1.77)	0.00	(1.67)	0.00
Total return after Incentive Allocation	7.07%	(10.72)%	6.64%	(11.16)%

Net investment loss before Incentive Allocation	(0.67)%	(0.63)%	(1.18)%	(1.13)%
Incentive Allocation	(1.69)	0.00	(1.60)	0.00
Net investment loss after Incentive Allocation	(2.36)%	(0.63)%	(2.78)%	(1.13)%

Total expenses before Incentive Allocation	0.73%	0.68%	1.25%	1.19%
Incentive Allocation	1.69	0.00	1.60	0.00
Total expenses after Incentive Allocation	2.42%	0.68%	2.85%	1.19%

Total return is calculated for Class 0 and Class 2 units taken as a whole. Total return is calculated as the change in total members' capital, excluding that of the Managing Member, adjusted for subscriptions or redemptions during the period. An individual member's return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator's Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for the Class 0 and Class 2 units taken as a whole and include amounts from GAIT and net investment loss and expenses allocated from Master Funds and investment income from Cash Assets. The computation of such ratios is based on the amount of net investment loss, total expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of members' capital of GAIT, excluding that of the Managing Member, for the three months ended March 31, 2015 and 2013.

9. Subsequent Events

GAIT had subscriptions of approximately $3.6 million and redemptions of approximately $0.4 million from April 1, 2015 through May 14, 2015, the date through which subsequent events were evaluated by management. These amounts have not been included in the financial statements.

Index
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements within this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the "safe harbor" provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements. Forward-looking statements are those that do not relate solely to historical facts. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. You can identify these statements by the use of words such as "may," "will," "could," "anticipate," "believe," "estimate," "expect," "intend," "predict," "continue," "further," "seek," "plan," or "project" and variations of these words or comparable words or phrases of similar meaning. These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected. We undertake no obligation to update publicly or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

(a)	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our annual consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2014 included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 30, 2015. This discussion should also be read in conjunction with "Item 1: Financial Statements." The information contained therein is essential to, and should be read in conjunction with, the following analysis. For the purposes of this filing beginning with Item 2, the term "Fund" shall include the Blended Strategies Portfolio of GAIF II, GAIT, and the Master Funds in which they invest, unless the context implies otherwise. The Fund does not engage in the sale of goods or services. The Fund's capital consists of capital contributions of the members, as increased or decreased by gains and losses from its investments in the Master Funds, interest, expenses and redemptions. Its only assets are its investments in the Master Funds. The Master Funds do not engage in the sale of goods or services. Their assets are comprised of the equity in their accounts with clearing brokers and OTC counterparties, in each case consisting of cash, open trade equity on derivatives and the net option premium paid or received. In the case of Graham Cash Assets LLC ("Cash Assets"), the assets consist of investments in debt obligations guaranteed by the U.S. federal government, as well as cash and cash equivalents.

For the three months ended March 31, 2015 the Blended Strategies Portfolio's net asset value increased by $5,379,246 or 6.8%. The net increase in the Blended Strategies Portfolio was attributable to total subscriptions of $734,544 or 0.9% and net income of $5,476,983 or 7.0% partially offset by redemptions totaling $832,281 or -1.1% for the period.

For the three months ended March 31, 2014 the Blended Strategies Portfolio's net asset value decreased by $10,826,061 or -14.1%. The net decrease in the Blended Strategies Portfolio was attributable to total subscriptions of $1,462,800 or 1.9% offset by redemptions totaling $3,904,278 or -5.1% and a net loss of $8,384,583 or -10.9% for the period.

(i)          Results of Operations

The Fund's success depends primarily upon the Manager's ability to recognize and capitalize on market trends in the different and varied sectors of the global financial markets in which it trades.

Index
2015 Summary

Three Months Ended March 31, 2015

For the three months ended March 31, 2015, the Blended Strategies Portfolio experienced net trading gains of $7,605,532. The trading results are attributable to the following sectors:

Agriculture / Softs	$203,561
Base metals	(32,697)
Energy	(273,917)
Equities	2,014,310
Foreign exchange	4,563,462
Long term / Intermediate rates	1,049,016
Precious metals	(426,479)
Short term rates	508,276
$7,605,532

The Blended Strategies Portfolio recorded a net gain for the first quarter of 2015. The portfolio recorded gains from positions in foreign exchange, particularly from a long bias in the U.S. dollar versus the Euro, Canadian dollar, British sterling and Australian dollar. Additional gains resulted from long positions in Asian and European equity index futures as prices rallied during the quarter. In long term / intermediate rates, the portfolio recorded more gains from positions in European, Canadian and Australian bond futures. The portfolio experienced losses in commodities as gains from trading natural gas, copper and wheat were offset by losses in precious metals, gas oil and heating oil.

Advisory, Sponsor, and Administrator's Fees are calculated as a percentage of the Fund's net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the three months ended March 31, 2015 Advisory Fees increased by $58,986 or 19.2%, Sponsor Fees increased by $45,671 or 20.8%, and Administrator's Fees increased by $5,951 or 25.8% in the Fund over the corresponding period of the preceding year. These increases are all attributable to higher net assets of the portfolio resulting from subscriptions and net income partially offset by redemptions for the period. During the same period, interest income increased by $14,325 or 37.8%. Interest was earned on free cash at an average annualized yield of 0.30% for the three months ended March 31, 2015 compared to 0.26% for the same period in 2014.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the three months ended March 31, 2015 the Incentive Allocation increased by $1,369,198. This was the result of a higher net gain before incentive allocation for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. For the three months ended March 31, 2014, the portfolio had not yet recovered previous losses. As a result, there was no Incentive Allocation for that period.

Index
The following table illustrates the sector distribution of the Fund's investments in Master Funds as of March 31, 2015 based on the fair value of the underlying assets and liabilities in each Master Fund including both long and short positions. Positive percentages represent net assets whereas negative percentages represent a net liability.

Agriculture / Softs	14.6%
Base metals	(6.6)%
Energy	26.7%
Equities	32.8%
Foreign exchange	(26.1)%
Long term / Intermediate rates	54.3%
Precious metals	(4.7)%
Short term rates	9.0%
100.0%

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

Advisory, Sponsor, and Administrator's Fees are calculated as a percentage of the Fund's net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

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

Index
The following table illustrates the sector distribution of the Fund's investments in Master Funds as of March 31, 2014 based on the fair value of the underlying assets and liabilities in each Master Fund including both long and short positions. Positive percentages represent net assets whereas negative percentages represent a net liability.

Agriculture / Softs	1,251.5%
Base metals	172.2%
Energy	(434.9)%
Equities	(83.0)%
Foreign exchange	(1,227.8)%
Long term / Intermediate rates	464.3%
Precious metals	(52.5)%
Short term rates	10.2%
100.0%

Variables Affecting Performance

The Fund's performance is affected by net profitability resulting from the trading operations of the Master Funds, the fees charged by the Fund, and interest income earned on cash and cash equivalents. The Master Funds acquire and liquidate long and short positions in futures contracts, forwards contracts, spot currency contracts and associated derivative instruments such as options and swaps. These instruments are carried at fair value, which is heavily influenced by a wide variety of factors including but not limited to, the level and volatility of exchange rates, interest rates, equity prices, and commodity prices as well as global macro political events. These factors generate market movements affecting the fair value of these instruments and in turn the net gains and losses allocated from the Master Funds.

Advisory, Sponsor, and Administrator's Fees are calculated based on a percentage of the Fund's net asset value. Changes in the net assets of the Fund resulting from subscriptions, redemptions, interest and trading profits allocated from the Master Funds can therefore have a material impact on the fee expense of the Fund.

A portion of the assets of the Fund is held in cash and cash equivalents. Changes in the net assets of the Fund as well as changes in the interest rates earned on these investments can have a material impact on interest income earned.

(ii)         Liquidity

There are no known demands, commitments, events or uncertainties that will result in or are reasonably likely to result in the Fund's liquidity increasing or decreasing in any material way.

A portion of the Fund's assets is generally held as cash or cash equivalents, which are used to margin the Fund's investments.  It is expected that the average margin the Fund will be required to post to support the Fund's trading may range between 10% and 30% of the Fund's total assets, which will be segregated or secured by the futures brokers in accordance with the CEA and with CFTC regulations or be maintained on deposit with over-the-counter counterparties. In exceptional market conditions, this amount could increase. The Master Funds are subject to margin calls on a constant daily and intra-day basis, whether in connection with initiating new investment positions or as a result of changes in the value of current investment positions. These margin requirements are met through the posting of additional margin with the applicable futures or FX clearing broker, on an almost daily basis. The Manager generally expresses its margin requirements for the portfolios in terms of the aggregate of the margin requirements for the underlying strategies plus the net option premium costs for the underlying strategies. The following table shows these amounts as of the date indicated:

Index

Blended Strategies Portfolio
March 31, 2015	11.28%
December 31, 2014	12.51%
March 31, 2014	12.35%

Other than any potential market-imposed limitations on liquidity, the Fund's assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Fund's futures trading. Through March 31, 2015, the Fund experienced no meaningful periods of illiquidity in any of the markets traded by the Manager on behalf of the Fund.

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

The Fund participates in the speculative trading of commodity futures contracts, substantially all of which are subject to margin requirements. The minimum amount of margin required for each contract is set from time to time in response to various market factors by the respective exchanges. Further, the Fund's brokers may require margin in excess of minimum exchange requirements. The Fund bears the risk of financial failure of the brokers through which it clears trades and maintains margin in respect of any such trades and of its counterparties for its foreign exchange and swap trades with whom it also maintains margin.

(iv)            Critical Accounting Policies

Presentation – Graham Alternative Investment Fund II LLC is a series Limited Liability Company under Delaware law. The financial statements and corresponding footnotes are presented solely for the Blended Strategies Portfolio, except where otherwise noted.

Use of Estimates – The Fund's financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") and all amounts are stated in U.S. dollars except where noted. The preparation of the financial statements requires the Manager to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The Fund's significant accounting policies are described in detail in Note 2 of the financial statements.

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

The Fund records its investments in GAIT at fair value in accordance with U.S. GAAP. In determining its net asset value, GAIT records its investments in Master Funds at fair value in accordance with U.S. GAAP. The Fund records its proportionate share of GAIT's investment income and loss, expenses, fees, and realized and unrealized gains and losses on a monthly basis. Purchases and sales of units in GAIT are recorded on a trade date basis. The accounting policies of GAIT are described in its attached financial statements.

Index
The Master Funds record all their financial instruments at fair value, which is derived in accordance with U.S. GAAP. Unrealized gains and losses from these instruments are recorded based on changes in their fair value. Realized gains and losses are recorded when the positions are closed. All unrealized and realized gains and losses related to derivative financial instruments are included in net gain (loss) on investments in the Master Funds' statements of operations.

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

Income Taxes – No provision for income taxes has been made in the Fund's financial statements, as each member is responsible for reporting income or loss based upon the member's respective share of the Fund's revenues and expenses for income tax purposes.

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund's tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax positions not deemed to meet a more-likely-than-not threshold would be recorded as a tax expense in the current year and the Fund identifies its major tax jurisdictions as U.S. Federal and Connecticut State. The Manager has evaluated the Fund's tax positions and has concluded that there are no significant tax positions requiring recognition, measurement or disclosure in the financial statements for open tax years 2011 through 2014 or expected to be taken in the Fund's 2015 tax returns. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination.

(v)             Off-Balance Sheet Arrangements

The Fund does not engage in off-balance sheet arrangements with other entities.

Index
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
No disclosure is required hereunder as the Fund is a "smaller reporting company", as defined in Item 10(f)(1) of Regulation S-K.

Index
Item 4.	Controls and Procedures

Evaluation of Disclosure Control and Procedures

that the Fund has established disclosure controls and procedures to ensure that the information required to be disclosed by the Fund in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and made known to the Manager and the Fund's management, as appropriate, to allow timely decisions regarding required disclosure.

Based on their evaluation as of March 31, 2015, the Manager, along with the Manager's principal executive officer and principal financial officer, has concluded that the Manager's disclosure controls and procedures with respect to the Fund (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

Changes in Internal Control Over Financial Reporting

There were no changes to the Fund's internal controls over financial reporting during the first quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Fund's internal controls over financial reporting.

Index
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 1A.	Risk Factors
Not Required

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2015, the Fund issued 5,408.833 Units in exchange for $734,544 with respect to the Blended Strategies Portfolio, in each case in a transaction that was not registered under the Securities Act of 1933, as amended (the "Act"). The Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Act and Rule 506 of Regulation D promulgated thereunder. All purchasers of the Units were accredited investors, as that term is defined under Rule 501 of Regulation D.

The following chart sets forth the purchases of Units of the Fund.

Period (as of)	Blended Strategies Portfolio Total Number of Units Issued
January 1, 2015	669.472
February 1, 2015	2,578.830
March 1, 2015	2,160.531

Issuer Purchases of Units

Date	(a) Total Number of Units Purchased[1]	(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs		(d) Maximum Number of Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs
January 31, 2015	748.107	139.63	N/	A	N/	A
February 28, 2015	873.331	137.85	N/	A	N/	A
March 31, 2015	5,054.400	140.53	N/	A	N/	A
TOTAL	6,675.838	139.34	N/	A	N/	A

1 Represents number of Units redeemed by Members of the Fund in accordance with the LLC Agreement.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Mine Safety Disclosures – None

Item 5.	Other Information – None

Index
Item 6.	Exhibits

** 3.1	Certificate of Formation of Graham Alternative Investment Fund II LLC
* 3.2	Amendment to Certificate of Formation of Graham Alternative Investment Fund II LLC
* 4.1	Amended and Restated Limited Liability Company Agreement of Graham Alternative Investment Fund II LLC
** 10.1	Form of Subscription Agreement
** 10.2	Form of Placement Agreement
*** 10.10	Safekeeping Account Agreement between Graham Cash Assets LLC and Bank of America, N.A.
**** 31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of Principal Executive Officer)
**** 31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer)
**** 32.1	Section 1350 Certification (Certification of Principal Executive Officer and Chief Financial Officer)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated by reference to the Fund's Form 8-K previously filed on April 11, 2013

**	Incorporated by reference to the Fund's Form 10 previously filed on April 30, 2010

***	Incorporated by reference to the Fund's Form 10/A previously filed on September 3, 2010

****	Filed herewith

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2015	GRAHAM ALTERNATIVE INVESTMENT FUND II LLC BLENDED STRATEGIES PORTFOLIO

	By:	GRAHAM CAPITAL MANAGEMENT, L.P.
its Manager

		By:	/s/ Paul Sedlack
Paul Sedlack, Principal Executive Officer

		By:	/s/ Brian Douglas
Brian Douglas, Chief Financial Officer