Form 10-Q
period 2015-06-30
GRAHAM ALTERNATIVE INVESTMENT FUND II LLC
filed 2015-08-14
CIK 1461237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of the
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes ☐ No ☒

As of August 1, 2015, 575,086.203 Units of the Blended Strategies Portfolio were outstanding.

GRAHAM ALTERNATIVE INVESTMENT FUND II LLC
FORM 10-Q

Exhibits

EX - 31.1	Certification
EX - 31.2	Certification
EX - 32.1	Certification

Index
PART I

Item 1.	Financial Statements

Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Consolidated Statements of Financial Condition

	June 30, 2015 (Unaudited)	December 31, 2014 (Audited)

Assets
Investment in Graham Alternative Investment Trading LLC, at fair value	$77,932,202	$78,546,247
Redemption receivable from Graham Alternative Investment Trading LLC	723,018	2,719,033
Total assets	$78,655,220	$81,265,280

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$723,018	$2,719,033
Total liabilities	723,018	2,719,033

Members’ capital:
Class 0 Units (385,527.675 and 390,307.769 units issued and outstanding at $149.49 and $149.37, respectively)	57,634,248	58,300,841
Class 2 Units (180,177.401 and 178,245.791 units issued and outstanding at $112.66 and $113.58, respectively)	20,297,954	20,245,406
Total members’ capital	77,932,202	78,546,247
Total liabilities and members’ capital	$78,655,220	$81,265,280

See accompanying notes.

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Unaudited Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net gain (loss) allocated from investment in Graham Alternative Investment Trading LLC
Net realized gain (loss) on investments	$(2,613,640)	$(33,907)	$6,990,498	$(4,686,614)
Net increase (decrease) in unrealized appreciation on investments	(2,232,057)	1,104,746	(4,230,663)	(1,978,632)
Brokerage commissions and fees	(126,512)	(87,034)	(229,706)	(194,027)
Net gain (loss) allocated from investment in Graham Alternative Investment Trading LLC	(4,972,209)	983,805	2,530,129	(6,859,273)

Net investment loss allocated from investment in Graham Alternative Investment Trading LLC
Investment income
Interest income	61,081	35,553	113,268	73,415

Expenses
Advisory fees	354,825	284,632	721,829	592,650
Sponsor fees	255,169	207,993	520,410	427,563
Professional fees and other	55,264	28,728	102,355	57,450
Administrator’s fees	28,170	22,052	57,178	45,109
Incentive allocation	-	-	1,369,198	-
Total expenses	693,428	543,405	2,770,970	1,122,772
Net investment loss allocated from investment in Graham Alternative Investment Trading LLC	(632,347)	(507,852)	(2,657,702)	(1,049,357)
Net income (loss)	$(5,604,556)	$475,953	$(127,573)	$(7,908,630)

See accompanying notes.

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Unaudited Consolidated Statements of Changes in Members’ Capital

For the six months ended June 30, 2015 and 2014

	Class 0 Units		Class 2 Units
	Units	Capital	Units	Capital	Total Members’ Capital

Members’ capital, December 31, 2013	456,544.588	$58,310,022	186,461.512	$18,349,524	$76,659,546
Subscriptions	3,761.712	438,000	23,989.020	2,227,795	2,665,795
Redemptions	(74,997.401)	(8,620,876)	(18,603.858)	(1,652,803)	(10,273,679)
Net loss	–	(5,815,474)	–	(2,093,156)	(7,908,630)
Members’ capital, June 30, 2014	385,308.899	$44,311,672	191,846.674	$16,831,360	$61,143,032

	Class 0 Units		Class 2 Units
	Units	Capital	Units	Capital	Total Members’ Capital

Members’ capital, December 31, 2014	390,307.769	$58,300,841	178,245.791	$20,245,406	$78,546,247
Subscriptions	10,333.635	1,627,644	8,854.151	1,046,950	2,674,594
Redemptions	(15,113.729)	(2,328,452)	(6,922.541)	(832,614)	(3,161,066)
Net income (loss)	–	34,215	–	(161,788)	(127,573)
Members’ capital, June 30, 2015	385,527.675	$57,634,248	180,177.401	$20,297,954	$77,932,202

See accompanying notes.

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Unaudited Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2015	2014
Cash flows provided by operating activities
Net (loss) income	$(127,573)	$(7,908,630)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net loss (income) allocated from investment in Graham Alternative Investment Trading LLC	127,573	7,908,630
Proceeds from sale of investments in Graham Alternative Investment Trading LLC	5,157,081	10,199,430
Investments in Graham Alternative Investment Trading LLC	(2,674,594)	(2,665,795)
Net cash provided by operating activities	2,482,487	7,533,635

Cash flows used in financing activities
Subscriptions	2,674,594	2,665,795
Redemptions	(5,157,081)	(10,199,430)
Net cash used in financing activities	(2,482,487)	(7,533,635)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

See accompanying notes.

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Notes to Unaudited Consolidated Financial Statements

June 30, 2015

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

At June 30, 2015 and December 31, 2014, the Fund owned 45.89% and 46.52%, respectively of GAIT.

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

In accordance with this hierarchy, the Fund’s investment in GAIT has been classified as a Level 2 valuation. There were no Level 3 assets or liabilities held at any point during six months ended June 30, 2015 and the year ended December 31, 2014 by the Fund, GAIT, or the Master Funds, and there were no transfers between levels during those periods. Transfers between levels, if any, are recognized on the actual date of the event or change in circumstances that cause the transfer.

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

Indemnifications

In the normal course of business, the Master Funds, GAIT, Graham Cash Assets LLC (“Cash Assets”), and the Fund enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. The Fund’s maximum exposure under these arrangements is unknown; however, the Fund has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At June 30, 2015 and December 31, 2014 no accruals have been recorded by the Fund for indemnifications.

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

Redemption Fees

Class 2 Units are subject to a redemption fee equal to 2% of their Net Asset Value if redeemed within six months from their subscription date and a redemption fee equal to 1% of their Net Asset Value if redeemed more than six and less than twelve months from their subscription date. Class 0 Units are not subject to a redemption fee. Redemption fees are payable to the Manager upon redemption of Units from the proceeds of such redemption. There were no redemption fees paid to the Manager for the six months ended June 30, 2015 and 2014.

4.	Fees and Related Party Transactions

Advisory Fees

For the six months ended June 30, 2015 and 2014, each Class of GAIT other than Class M paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate equal to 1.75% of the Net Asset Value of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is effected with respect to Units of such Class during the month.

Sponsor Fees

For the six months ended June 30, 2015 and 2014, each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Net Asset Value specified in the table below. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee.

Class	Annual Rate

Class 0	0.75%
Class 2	2.75%

Incentive Allocation

At the end of each calendar quarter, the Manager of GAIT will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class of GAIT, as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced, effective as of the date of any redemption of any Units of such class, by multiplying the loss carryforward by the ratio that the amount of assets redeemed from such class bears to the net assets of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made to the Manager. The total Incentive Allocation allocated to the Fund by GAIT for the six months ended June 30, 2015 and 2014 was $1,369,198 and $0, respectively.

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Notes to Unaudited Consolidated Financial Statements (continued)

4.	Fees and Related Party Transactions (continued)

Administrator’s Fee

For the six months ended June 30, 2015 and 2014, GAIT paid SEI a monthly administrator’s fee based on GAIT’s net asset value, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, allocated to the Fund by GAIT the six months ended June 30, 2015 and 2014 were $57,178 and $45,109, respectively.

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

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a more-likely-than-not threshold would be recorded as a tax expense in the current year and the Fund identifies its major tax jurisdictions as U.S. Federal and Connecticut State. The Manager has evaluated the Fund’s tax positions and has concluded that there are no significant tax positions requiring recognition, measurement or disclosure in the consolidated financial statements for open tax years 2011 through 2014 or expected to be taken in the Fund’s 2015 tax returns. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination.

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Notes to Unaudited Consolidated Financial Statements (continued)

6.	Financial Highlights

The following is the per unit operating performance calculation for the three month periods ended June 30, 2015 and 2014:

	Class 0	Class 2
Per unit operating performance
Net asset value per unit, March 31, 2014	$114.03	$87.43
Net income:
Net investment loss	(0.76)	(1.03)
Net gain on investments	1.73	1.33
Net income	0.97	0.30
Net asset value per unit, June 30, 2014	$115.00	$87.73

Net asset value per unit, March 31, 2015	$159.93	$121.12
Net loss:
Net investment loss	(1.01)	(1.34)
Net loss on investments	(9.43)	(7.12)
Net loss	(10.44)	(8.46)
Net asset value per unit, June 30, 2015	$149.49	$112.66

The following represents ratios to average members’ capital and total return for the three month periods ended June 30, 2015 and 2014:

	Class 0		Class 2
	2015	2014	2015	2014

Total return before Incentive Allocation	(6.53)%	0.85%	(6.99)%	0.35%
Incentive Allocation	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	(6.53)%	0.85%	(6.99)%	0.35%

Net investment loss before Incentive Allocation	(0.65)%	(0.66)%	(1.15)%	(1.17)%
Incentive Allocation	0.00	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(0.65)%	(0.66)%	(1.15)%	(1.17)%

Total expenses before Incentive Allocation	0.73%	0.72%	1.22%	1.23%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	0.73%	0.72%	1.22%	1.23%

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Notes to Unaudited Consolidated Financial Statements (continued)

6.	Financial Highlights (continued)

The following is the per unit operating performance calculation for the six month periods ended June 30, 2015 and 2014:

	Class 0	Class 2
Per unit operating performance
Net asset value per unit, December 31, 2013	$127.72	$98.41
Net loss:
Net investment loss	(1.52)	(2.08)
Net loss on investments	(11.20)	(8.60)
Net loss	(12.72)	(10.68)
Net asset value per unit, June 30, 2014	$115.00	$87.73

Net asset value per unit, December 31, 2014	$149.37	$113.58
Net income (loss):
Net investment loss	(2.05)	(2.74)
Net gain on investments	2.17	1.82
Net income (loss)	0.12	(0.92)
Net asset value per unit, June 30, 2015	$149.49	$112.66

The following represents ratios to average members’ capital and total return for the six month periods ended June 30, 2015 and 2014:

	Class 0		Class 2
	2015	2014	2015	2014

Total return before Incentive Allocation	1.88%	(9.96)%	0.84%	(10.85)%
Incentive Allocation	(1.80)	0.00	(1.65)	0.00
Total return after Incentive Allocation	0.08%	(9.96)%	(0.81)%	(10.85)%

Net investment loss before Incentive Allocation	(1.32)%	(1.29)%	(2.34)%	(2.30)%
Incentive Allocation	(1.71)	0.00	(1.62)	0.00
Net investment loss after Incentive Allocation	(3.03)%	(1.29)%	(3.96)%	(2.30)%

Total expenses before Incentive Allocation	1.46%	1.39%	2.48%	2.40%
Incentive Allocation	1.71	0.00	1.62	0.00
Total expenses after Incentive Allocation	3.17%	1.39%	4.10%	2.40%

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Notes to Unaudited Consolidated Financial Statements (continued)

6.	Financial Highlights (continued)

Total return is calculated for Class 0 and Class 2 Units taken as a whole. Total return is calculated as the change in total members’ capital adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees,  Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for Class 0 and Class 2 Units taken as a whole and include net amounts allocated from GAIT. The computation of such ratios is based on the amount of net investment loss, expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of members’ capital for Class 0 and Class 2 Units of the Fund for the three and six month periods ended June 30, 2015 and 2014.

7.	Subsequent Events

The Fund had subscriptions of approximately $1.3 million and redemptions of approximately $0.1 million from July 1, 2015 through August 14, 2015, the date through which subsequent events were evaluated by management. These amounts have not been included in the financial statements.

Index
Graham Alternative Investment Trading LLC

Statements of Financial Condition

	June 30, 2015 (Unaudited)	December 31, 2014 (Audited)
Assets
Investments in Master Funds, at fair value	$17,101,875	$21,968,796
Investment in Graham Cash Assets LLC, at fair value	154,323,613	155,687,417
Receivable from Master Funds	76	489
Total assets	$171,425,564	$177,656,702

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$1,027,561	$8,174,470
Accrued advisory fees	244,699	262,055
Accrued sponsor fees	182,493	195,287
Accrued professional fees	118,063	141,939
Accrued administrator’s fee	19,618	20,879
Payable to Master Funds	4	410
Total liabilities	1,592,438	8,795,040

Members’ capital:
Class 0 Units (815,608.523 and 812,590.118 units issued and outstanding at $149.49 and $149.37 per unit, respectively)	121,928,978	121,377,790
Class 2 Units (414,898.972 and 408,116.011 units issued and outstanding at $112.66 and $113.58 per unit, respectively)	46,740,601	46,354,391
Class M Units (4,671.470 units issued and outstanding at $249.08 and $241.78 per unit, respectively)	1,163,547	1,129,481
Total members’ capital	169,833,126	168,861,662
Total liabilities and members’ capital	$171,425,564	$177,656,702

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Condensed Schedules of Investments

	June 30, 2015 (Unaudited)		December 31, 2014 (Audited)
Description	Fair Value	Percentage of Members’ Capital	Fair Value	Percentage of Members’ Capital

Investments in Master Funds, at fair value
Graham Commodity Strategies LLC	$6,412,815	3.78%	$9,193,522	5.44%
Graham K4D Trading Ltd.	10,689,060	6.29%	12,775,274	7.57%
Total investments in Master Funds	$17,101,875	10.07%	$21,968,796	13.01%

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Operations and Incentive Allocation

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net (loss) gain allocated from investments in Master Funds
Net realized (loss) gain on investments	$(5,658,562)	$(50,226)	$14,964,405	$(11,029,658)
Net increase (decrease) in unrealized appreciation on investments	(4,850,666)	2,646,562	(9,127,745)	(4,550,887)
Brokerage commissions and fees	(273,826)	(211,828)	(495,307)	(463,683)
Net (loss) gain allocated from investments in Master Funds	(10,783,054)	2,384,508	5,341,353	(16,044,228)

Net investment loss allocated from investments in Master Funds	(19,495)	(13,729)	(43,786)	(34,448)

Investment income
Interest income	132,112	86,298	244,107	175,370
Total investment income	132,112	86,298	244,107	175,370

Expenses
Advisory fees	762,147	687,422	1,544,475	1,408,195
Sponsor fees	566,509	488,104	1,149,218	983,136
Administrator’s fees	60,919	53,552	123,175	107,782
Professional fees and other	99,886	56,100	176,636	102,901
Total expenses	1,489,461	1,285,178	2,993,504	2,602,014
Net investment loss of the Fund	(1,357,349)	(1,198,880)	(2,749,397)	(2,426,644)

Net (loss) income	(12,159,898)	1,171,899	2,548,170	(18,505,320)

Incentive allocation	–	–	2,920,022	–

Net (loss) income available for pro-rata allocation to all members	$(12,159,898)	$1,171,899	$(371,852)	$(18,505,320)

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Changes in Members’ Capital

For the six months ended June 30, 2015 and 2014

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2013	1,093,036.786	$139,603,019	407,013.551	$40,053,854	4,671.470	$920,232	$180,577,105
Subscriptions	27,567.625	3,233,079	82,701.099	7,392,005	–	–	10,625,084
Redemptions	(191,710.516)	(22,020,925)	(52,208.202)	(4,627,519)	–	–	(26,648,444)
Incentive allocation	–	–	–	–	–	–	–
Net loss	–	(13,989,605)	–	(4,434,433)	–	(81,282)	(18,505,320)
Members’ capital, June 30, 2014	928,893.895	$106,825,568	437,506.448	$38,383,907	4,671.470	$838,950	$146,048,425

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2014	812,590.118	$121,377,790	408,116.011	$46,354,391	4,671.470	$1,129,481	$168,861,662
Subscriptions	25,361.574	3,999,644	20,350.418	2,416,950	–	–	6,416,594
Redemptions	(22,343.169)	(3,461,342)	(13,567.457)	(1,611,936)	–	(2,920,022)	(7,993,300)
Incentive allocation	–	(2,147,427)	–	(772,595)	–	2,920,022	–
Net income	–	2,160,313	–	353,791	–	34,066	2,548,170
Members’ capital, June 30, 2015	815,608.523	$121,928,978	414,898.972	$46,740,601	4,671.470	$1,163,547	$169,833,126

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Cash Flows

	Six Months Ended June 30,
	2015	2014
Cash flows provided by operating activities
Net income	$2,548,170	$(18,505,320)
Adjustments to reconcile net income to net cash provided by operating activities:
Net (income) loss allocated from investments in Master Funds	(5,297,567)	16,078,676
Net income allocated from investment in Graham Cash Assets LLC	(244,107)	(175,370)
Proceeds from sale of investments in Master Funds	92,868,066	119,195,545
Proceeds from sale of investments in Graham Cash Assets LLC	80,885,997	101,552,403
Investments in Master Funds	(82,703,571)	(124,420,361)
Investments in Graham Cash Assets LLC	(79,278,086)	(80,641,752)
Changes in assets and liabilities:
Accrued advisory fees	(17,356)	(54,070)
Accrued sponsor fees	(12,794)	(28,043)
Accrued professional fees	(23,876)	(103,645)
Accrued administrator’s fee	(1,261)	(3,078)
Net cash provided by operating activities	8,723,615	12,894,985

Cash flows used in financing activities
Subscriptions	6,416,594	10,625,084
Redemptions	(15,140,209)	(23,520,069)
Net cash used in financing activities	(8,723,615)	(12,894,985)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements

June 30, 2015

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

Due from Brokers

Due from brokers on the Master Funds’ financial statements primarily consist of cash balances carried as margin deposits with clearing brokers for the purpose of trading in futures contracts, foreign currency contracts and other derivative instruments, and receivables for unsettled transactions. A portion of the Master Funds’ cash and investments are held as collateral by its brokers to secure derivative instruments.

Revenue Recognition

All financial instruments are recorded on the trade date at fair value. Net unrealized gain or loss on open positions is included in the Master Funds’ statements of financial condition as the difference between the original purchase price and the current market value at the end of the period. Any change in net unrealized gain or loss from the preceding period is reported in the Master Funds’ statements of operations. Interest income and expense are recorded on the accrual basis. Dividends are recorded on the ex-dividend date and are net of related withholding taxes.

Brokerage Commissions and Fees

Brokerage commissions and fees on the Master Funds’ financial statements represent all brokerage commissions and other fees incurred in connection with the Master Funds’ trading activity.

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated using the exchange rates at June 30, 2015 and December 31, 2014. Gains and losses resulting from foreign currency transactions are calculated using daily exchange rates prevailing on the transaction date. The Master Funds do not isolate the portion of results of operations from changes in foreign exchange rates on investments and cash from fluctuations arising from changes in market prices held. Currency translation gains and losses are included in the statement of operations within net realized gain (loss) and net increase (decrease) in unrealized appreciation on investments.

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

In accordance with this hierarchy, GAIT’s investments in Master Funds and Graham Cash Assets LLC (“Cash Assets”) have been classified as Level 2. These investments are discussed in Notes 3 and 4. There were no Level 3 assets or liabilities held at any point during the six months ended June 30, 2015 or the year ended December 31, 2014 by GAIT, the Master Funds, or Cash Assets, and there were no transfers between levels during those periods. Transfers between levels, if any, are recognized on the actual date of the event or change in circumstances that cause the transfer.

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

Credit Risk Related Contingent Features

OTC Derivative Instruments are subject to ISDA Master Agreements which generally require among other things, that the Master Funds maintain a predetermined level of net assets, and provide limits with respect to any decline in the Master Funds’ net asset value over 1-month, 3-month and 12-month periods. If the Master Funds were to violate such provisions, the counterparty to these instruments could demand liquidation of the outstanding positions. During the six months ended June 30, 2015 and 2014 no events occurred which caused the Master Funds to violate any of these provisions. At June 30, 2015 the amount of Derivative Instruments subject to credit risk related contingent features in a net liability position for Graham K4D Trading Ltd. and Graham Commodity Strategies LLC, two Master Funds in which GAIT invests, was $18,333,440 and $106,386, respectively. There were no Derivative Instruments subject to credit risk related contingent features in a net liability position for any of the Master Funds at December 31, 2014.

New York Mercantile Exchange Corporate Membership

Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is a member of the New York Mercantile Exchange (“NYMEX”). As a result of its membership, Graham Commodity Strategies LLC owns two NYMEX seats and 30,000 shares of the CME Group. Graham Commodity Strategy LLC’s policy is to value the NYMEX memberships and the shares of the CME Group at fair value. As of June 30, 2015 and December 31, 2014, the two NYMEX memberships were valued at $385,000 and $480,000, respectively, and the 30,000 shares of CME Group were valued at $2,791,800 and $2,659,500, respectively, both of which are contained within Exchange Memberships on Graham Commodity Strategies LLC’s statements of financial condition.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

2.	Summary of Significant Accounting Policies (continued)

Chicago Board of Trade Membership

Graham K4D Trading Ltd., a Master Fund in which GAIT invests, is a member of the Chicago Board of Trade (“CBOT”) under Rule 106.S and owns two B-1/Full seats and one B-2/Associate seat. Graham K4D Trading Ltd.’s policy is to value the CBOT memberships at fair value. As of June 30, 2015 and December 31, 2014, the B-1/Full memberships were valued at $505,000 and $570,000, respectively, and the B-2/Associate memberships were valued at $81,250 and $97,500, respectively, both of which are included in CME Membership on the statements of financial condition. Additionally, Graham K4D Trading Ltd. owns a Chicago Mercantile Exchange seat valued at $263,000 and $390,000 at June 30, 2015 and December 31, 2014, respectively, which is also included in Exchange Membership on the statements of financial condition.

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

Indemnifications

In the normal course of business, the Master Funds, Cash Assets, and GAIT enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. GAIT’s maximum exposure under these arrangements is unknown; however, GAIT has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At June 30, 2015 and December 31, 2014 no accruals have been recorded by GAIT for indemnifications.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3.	Investments in Master Funds

As of June 30, 2015 and December 31, 2014, GAIT invested in various Master Funds, all of which were managed by the Manager. GAIT’s investments in these Master Funds, as well as the investment objectives of each Master Fund, are summarized below. Master Funds in which GAIT invested 5% or more of its members’ capital are individually identified, while smaller investments are aggregated under the caption “Other Global Macro Funds.” The number of Master Funds included for the period in each aggregated category is disclosed parenthetically next to each name. All of the Master Funds and GAIT are related parties. The Master Funds do not charge management or incentive fees and all offer monthly subscriptions and redemptions.

June 30, 2015
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income

Systematic Macro Funds
Graham K4D Trading Ltd.	6.29%	$10,689,060	$4,250,708

Global Macro Funds
Graham Commodity Strategies LLC	3.78%	6,412,815	1,046,859
	10.07%	$17,101,875	$5,297,567

December 31, 2014
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Loss (six months ended June 30, 2014)

Systematic Macro Funds
Graham K4D Trading Ltd.	7.57%	$12,775,274	$(2,217,635)

Global Macro Funds
Graham Commodity Strategies LLC	5.44%	9,193,522	(7,734,590)
Other Global Macro Funds (2)	0.00%	-	(6,126,451)
	13.01%	$21,968,796	$(16,078,676)

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3.	Investments in Master Funds (continued)

The following table summarizes the financial position of each Master Fund as of June 30, 2015:

	Graham Commodity Strategies LLC (Delaware)	Graham K4D Trading Ltd. (BVI)
Assets:
Due from brokers	$61,503,155	$121,335,749
Derivative financial instruments, at fair value	46,787,653	3,605,484
Exchange membership, at fair value	3,176,800	849,250
Total assets	111,467,608	125,790,483

Liabilities:
Derivative financial instruments, at fair value	106,386	18,333,440
Total liabilities	106,386	18,333,440
Net assets	$111,361,222	$107,457,043

Percentage of Master Fund held by GAIT	5.76%	9.95%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3.	Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of June 30, 2015.

Description	Number of Contracts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC
Derivative financial instruments
Long contracts
Futures
Soybean August 2015	3,405	$10,819,488	9.72%
Soybean November 2015	70	215,263	0.19%
Wheat September 2015	6,100	14,990,988	13.46%
Other commodity		(3,063,805)	(2.75)%
Foreign bond		88,411	0.08%
Foreign index		(468,400)	(0.42)%
Interest rate		5,777,987	5.19%
U.S. bond		(63,211)	(0.06)%
Total futures		28,296,721	25.41%

Forwards
Foreign currency		(1,416,204)	(1.27)%
Total forwards		(1,416,204)	(1.27)%

Options (cost $155,803,343)
Natural gas European future 09/30/15 $3.10 Call	1	1,389,000	1.25%
Natural gas European future 08/31/15 - 10/31/2015, $2.50 - $2.75 Put	7	13,101,000	11.76%
Other commodity futures		12,323,806	11.07%
Euro / British pound 08/10/15 - 11/11/15, $0.65 - $0.71 Put	7	8,915,831	8.01%
Euro / U.S. dollar 07/03/15 - 01/04/16, $1.12 - $1.35 Call	2	737,875	0.66%
Euro / U.S. dollar 07/03/15 - 01/10/17, $0.95 - $1.11 Put	17	13,507,592	12.13%
U.S. dollar / Chinese yuan 10/09/15 - 05/03/16, $6.18 - $6.25 Put	8	7,693,013	6.91%
U.S. dollar / Japanese yen 07/14/15 $120.40 Put	1	376,965	0.34%
U.S. dollar / Japanese yen 07/07/15 – 11/25/15, $122.00 - $132.00 Call	18	13,716,365	12.32%
Other currency		17,585,910	15.78%
IMM Euro future 12/31/15, $99.00 - $99.63 Call	4	24,143,750	21.68%
IMM Euro future 12/31/15 – 03/31/16, $98.63 - $99.13 Put	4	778,125	0.70%
Other interest rate futures		3,027,528	2.72%
U.S. index		1,025,000	0.92%
Total options		118,321,760	106.25%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3.	Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as June 30, 2015.

Description	Number of Contracts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Soybean November 2015	(3,005)	$(12,534,213)	(11.26)%
Wheat December 2015	(4,000)	(21,246,850)	(19.08)%
Wheat March 2016	(2,000)	(3,519,350)	(3.16)%
Other commodity		5,176,988	4.65%
Foreign bond		(381)	(0.00)%
Foreign index		89,883	0.08%
Interest rate		(5,407,257)	(4.86)%
U.S. bond		(123,875)	(0.11)%
U.S. index		1,242,113	1.12%
Total futures		(36,322,942)	(32.62)%

Forwards
Foreign currency		1,194,711	1.07%
Total forwards		1,194,711	1.07%

Options (proceeds $101,985,125)
Natural gas European future 09/30/15 $3.00 Call	1	(1,860,000)	(1.67)%
Natural gas European future 08/31/15 - 01/31/2016, $1.75 - $2.50 Put	8	(5,274,500)	(4.74)%
Other commodity futures		(7,359,550)	(6.61)%
Euro / British pound 08/10/15 - 11/11/15, $0.65 - $0.68 Put	5	(5,011,340)	(4.50)%
Euro / U.S. dollar 07/03/15 - 01/04/16, $1.12 - $1.25 Call	7	(1,838,775)	(1.65)%
Euro / U.S. dollar 07/03/15 - 12/17/17, $0.97 - $1.11 Put	6	(5,376,795)	(4.83)%
U.S. dollar / Chinese yuan 10/09/15 - 05/03/16, $6.11 - $6.12 Put	2	(334,760)	(0.30)%
U.S. dollar / Japanese yen 07/24/15 - 11/19/15, $122.50 - $130.00 Call	11	(6,683,788)	(6.00)%
U.S. dollar / Japanese yen 07/29/15 – 09/23/15, $111.96 - $116.05 Put	2	(304,765)	(0.27)%
Other currency		(5,517,251)	(4.95)%
IMM Euro future 12/31/15, $99.13 Call	1	(13,125,000)	(11.79)%
IMM Euro future 12/31/15, $99.25 Call	1	(9,000,000)	(8.08)%
IMM Euro future 12/31/15, $99.75 Call	1	(31,250)	(0.03)%
IMM Euro future 12/31/15 - 03/31/16, $98.88 - $99.13 Put	4	(590,625)	(0.53)%
Other interest rate futures		(534,380)	(0.48)%
U.S. index		(550,000)	(0.49)%
Total options		(63,392,779)	(56.92)%
Total derivative financial instruments		$46,681,267	41.92%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3.	Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of June 30, 2015.

Description	Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd.
Derivative financial instruments
Long contracts
Futures
Corn December 2015	47	$118,516	0.11%
Soybean November 2015	2	5,187	0.00%
Other commodity		(6,146,541)	(5.72)%
Currency		259,297	0.24%
Foreign bond		579,541	0.54%
Foreign index		(3,175,471)	(2.96)%
Interest rate		941,648	0.88%
U.S. bond		1,673,340	1.56%
U.S. index		(4,265,129)	(3.97)%
Total futures		(10,009,612)	(9.32)%

Forwards
Foreign currency		(78,461)	(0.07)%
Total forwards		(78,461)	(0.07)%

Short contracts
Futures
Corn December 2015	(2,038)	(5,494,493)	(5.12)%
Soybean November 2015	(1,005)	(5,978,646)	(5.56)%
Other commodity		(547,394)	(0.51)%
Currency		(163,224)	(0.15)%
Foreign bond		1,717,739	1.60%
Foreign index		2,320,705	2.16%
Interest rate		(114,916)	(0.11)%
U.S. bond		(249,112)	(0.23)%
U.S. index		185,375	0.17%
Total futures		(8,323,966)	(7.75)%

Forwards
Foreign currency		3,684,083	3.43%
Total forwards		3,684,083	3.43%
Total derivative financial instruments		$(14,727,956)	(13.71)%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3.	Investments in Master Funds (continued)

The following table shows the fair value classification of each investment type by Master Fund as of June 30, 2015:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.
Assets
Level 1:
Commodity futures	$36,575,047	$14,735,807
Commodity futures options	26,813,806	-
Currency futures	-	436,853
Foreign bond futures	142,683	2,753,462
Foreign index futures	127,834	3,131,878
Interest rate futures	5,825,212	1,134,650
Interest rate futures options	27,949,403	-
U.S. bond futures	18,101	3,004,784
U.S. index futures	1,242,113	193,608
U.S. index futures options	1,025,000	-
Total Level 1	99,719,199	25,391,042

Level 2:
Foreign currency forwards	7,073,664	9,380,321
Foreign currency options	62,533,551	-
Total Level 2	69,607,215	9,380,321
Total investment related assets	$169,326,414	$34,771,363

Liabilities
Level 1:
Commodity futures	$(45,736,538)	$(32,779,178)
Commodity futures options	(14,494,050)	-
Currency futures	-	(340,780)
Foreign bond futures	(54,653)	(456,182)
Foreign index futures	(506,351)	(3,986,644)
Interest rate futures	(5,454,482)	(307,918)
Interest rate futures options	(23,281,255)	-
U.S. bond futures	(205,187)	(1,580,556)
U.S. index futures	-	(4,273,362)
U.S. index futures options	(550,000)	-
Total Level 1	(90,282,516)	(43,724,620)

Level 2:
Foreign currency forwards	(7,295,157)	(5,774,699)
Foreign currency options	(25,067,474)	-
Total Level 2	(32,362,631)	(5,774,699)
Total investment related liabilities	$(122,645,147)	$(49,499,319)

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3.	Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of the Master Funds based on their average quarterly notional amounts and number of contracts for the six months ended June 30, 2015. The table also displays the fair value of derivative contracts held by the Master Funds at June 30, 2015 categorized by primary underlying risk. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Graham Commodity Strategies LLC
	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$428,223,315	13,275	$(478,800,677)	(13,711)	$36,575,047	$(45,736,538)
Options(a)	308,272,791	75,514	(399,118,240)	(39,128)	26,813,806	(14,494,050)
Swaps	-	-	(14,009,625)	(1,800)	-	-
	736,496,106	88,789	(891,928,542)	(54,639)	63,388,853	(60,230,588)
Equity price
Futures	88,789,036	1,186	(102,360,188)	(1,126)	1,369,947	(506,351)
Options(a)	22,241,158	1,000	(18,166,917)	(500)	1,025,000	(550,000)
	111,030,194	2,186	(120,527,105)	(1,626)	2,394,947	(1,056,351)
Foreign currency exchange rate
Forwards	988,365,693	N/A	(2,023,363,045)	N/A	7,073,664	(7,295,157)
Options(a)	2,093,434,207	69	(2,508,381,302)	(81)	62,533,551	(25,067,474)
	3,081,799,900	69	(4,531,744,347)	(81)	69,607,215	(32,362,631)
Interest rate
Futures	9,432,603,617	35,271	(6,184,602,576)	(25,766)	5,985,996	(5,714,322)
Options(a)	4,681,901,309	69,900	(4,521,444,134)	(60,250)	27,949,403	(23,281,255)
Swaps	322,328,885	2	(322,328,885)	(2)	-	-
	14,436,833,811	105,173	(11,028,375,595)	(86,018)	33,935,399	(28,995,577)
Total	$18,366,160,011	196,217	$(16,572,575,589)	(142,364)	$169,326,414	$(122,645,147)

(a)  – Notional amounts for options are based on the delta-adjusted positions.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3.	Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of the Master Funds based on their average quarterly notional amounts and number of contracts for the six months ended June 30, 2015. The table also displays the fair value of derivative contracts held by the Master Funds at June 30, 2015 categorized by primary underlying risk. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Graham K4D Trading Ltd.
	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$269,007,298	4,876	$(652,146,226)	(13,528)	$14,735,807	$(32,779,178)
	269,007,298	4,876	(652,146,226)	(13,528)	14,735,807	(32,779,178)

Equity price
Futures	814,492,843	8,277	(93,312,995)	(1,053)	3,325,486	(8,260,006)
	814,492,843	8,277	(93,312,995)	(1,053)	3,325,486	(8,260,006)

Foreign currency exchange rate
Forwards	632,778,456	N/A	(947,071,181)	N/A	9,380,321	(5,774,699)
Futures	49,668,255	509	(52,974,582)	(550)	436,853	(340,780)
	682,446,711	509	(1,000,045,763)	(550)	9,817,174	(6,115,479)

Interest rate
Futures	5,256,002,338	27,121	(930,042,146)	(5,689)	6,892,896	(2,344,656)
	5,256,002,338	27,121	(930,042,146)	(5,689)	6,892,896	(2,344,656)
Total	$7,021,949,190	40,783	$(2,675,547,130)	(20,820)	$34,771,363	$(49,499,319)

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3.	Investments in Master Funds (continued)

When multiple derivative contracts are held with the same counterparty, the Master Funds will net the contracts in an asset position with the contracts in a liability position when covered by a master netting agreement or similar arrangements, for presentation in the statements of financial condition. The table below displays the amounts at June 30, 2015 by which the fair values of both derivative assets and derivative liabilities were reduced within the Master Funds’ statements of financial condition as a result of this netting. Gross amounts below correspond to the total derivative asset and derivative liability balances categorized by primary underlying risk and product type in the preceding tables. Collateral pledged (received) for derivative assets and liabilities represent the cash amounts which are included in due from brokers on the statements of financial condition. Actual collateral pledged or received by the Master Funds may exceed these amounts.

Description	Gross Amount	Gross Amount Offset in the Statements of Financial Condition	Net Amount Presented in the Statements of Financial Condition	Collateral (Received) / Pledged	Net Amount

Graham Commodity Strategies LLC[1]
Derivative assets	$169,326,414	$(122,538,761)	$46,787,653	$-	$46,787,653
Derivative liabilities	(122,645,147)	122,538,761	(106,386)	106,386	-

Graham K4D Trading Ltd.[2]
Derivative assets	34,771,363	(31,165,879)	3,605,484	-	3,605,484
Derivative liabilities	(49,499,319)	31,165,879	(18,333,440)	18,333,440	-

1 Net derivative asset and liability amounts presented in the statement of financial condition are held with three counterparties. The Master Fund has pledged offsetting collateral to one of these counterparties that is eligible to offset the derivative liability amount as of June 30, 2015. At June 30, 2015 additional collateral pledged in the amount of $61,396,769 was posted in support of derivative positions and is included in due from brokers on the statement of financial condition.

2 Net derivative asset and liability amounts presented in the statement of financial condition are held with two counterparties. The Master Fund has pledged offsetting collateral to one of these counterparties that is eligible to offset the derivative liability amount as of June 30, 2015. At June 30, 2015 additional collateral pledged in the amount of $103,002,309 was posted in support of derivative positions and is included in due from brokers on the statement of financial condition.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3.	Investments in Master Funds (continued)

The following table summarizes the results of operations of each Master Fund for the three months ended June 30, 2015:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.

Net investment income (loss)	$9,754	$(29,446)

Net realized loss on investments	(63,760,870)	(20,365,467)
Net decrease in unrealized appreciation on investments	(37,877,797)	(26,213,545)
Brokerage commissions and fees	(4,489,047)	(326,095)
Net loss on investments	(106,127,714)	(46,905,107)
Net loss	$(106,117,960)	$(46,934,553)

The following table summarizes the results of operations of each Master Fund for the six months ended June 30, 2015:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.

Net investment loss	$(8,596)	$(40,475)

Net realized gain on investments	60,633,224	109,657,874
Net decrease in unrealized appreciation on investments	(37,443,313)	(69,294,062)
Brokerage commissions and fees	(8,092,399)	(638,312)
Net gain on investments	15,097,512	39,725,500
Net income	$15,088,916	$39,685,025

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3.	Investments in Master Funds (continued)

The following table shows the gains and losses on all financial instruments held by the Master Funds reported in net realized gain (loss) and net increase (decrease) in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the three months ended June 30, 2015:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.
Commodity price
Futures	$(3,401,907)	$(33,112,235)
Options	(16,637,951)	-
Swaps	440,250	-
	(19,599,608)	(33,112,235)
Equity price
Equities	(20,500)	(40,750)
Futures	(11,037,557)	23,542,168
Options	(1,074,298)	-
	(12,132,355)	23,501,418
Foreign currency exchange rate
Forwards	(28,124,450)	1,087,301
Futures	-	(3,598,905)
Options	(36,571,526)	-
	(64,695,976)	(2,511,604)
Interest rate
Futures	(6,213,402)	(34,456,591)
Options	666,871	-
Swaps	335,803	-
	(5,210,728)	(34,456,591)
Total	$(101,638,667)	$(46,579,012)

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3.	Investments in Master Funds (continued)

The following table shows the gains and losses on all financial instruments held by the Master Funds reported in net realized gain (loss) and net increase (decrease) in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the six months ended June 30, 2015:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.
Commodity price
Futures	$(14,849,955)	$(40,908,403)
Options	(13,465,954)	-
Swaps	3,572,250	-
	(24,743,659)	(40,908,403)
Equity price
Equities	37,300	(208,250)
Futures	8,713,503	53,143,352
Options	1,325,193	-
	10,075,996	52,935,102
Foreign currency exchange rate
Forwards	29,003,011	25,814,888
Futures	-	5,804,931
Options	10,742,416	-
	39,745,427	31,619,819
Interest rate
Futures	(1,569,955)	(3,282,706)
Options	1,356,539	-
Swaps	(1,674,437)	-
	(1,887,853)	(3,282,706)
Total	$23,189,911	$40,363,812

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3.	Investments in Master Funds (continued)

The following table summarizes the financial position of each Master Fund as of December 31, 2014:

	Graham Commodity Strategies LLC (Delaware)	Graham K4D Trading Ltd. (BVI)
Assets:
Due from brokers	$83,528,234	$66,195,100
Derivative financial instruments, at fair value	68,381,520	54,146,429
Exchange membership, at fair value	3,139,500	1,057,500
Dividends receivable	51,870	-
Total assets	155,101,124	121,399,029

Liabilities:
Derivative financial instruments, at fair value	-	-
Due to brokers	-	-
Total liabilities	-	-
Net assets	$155,101,124	$121,399,029

Percentage of Master Fund held by GAIT	5.93%	10.52%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3.	Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2014.

Description	Number of Contracts / Notional Amounts		Fair Value	Percentage of Members’ Capital of Master Fund
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

GAIT invests a portion of its excess liquidity in Cash Assets, an entity for which the Manager is also the sole investment advisor. Cash Assets commenced operations on June 22, 2005, and was formed as a Delaware Limited Liability Company for the purpose of consolidating investment activity of multiple funds managed by the Manager. Its objective is to preserve capital while enhancing return on cash balances and providing daily liquidity. It invests in debt obligations guaranteed by the U.S. federal government which range in maturity from one to twenty-seven months. Cash Assets also maintains cash and cash equivalents on deposit with major U.S. institutions. Cash Assets values all fixed income securities at amortized cost which approximates fair value. GAIT’s investment in Cash Assets is valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP based upon GAIT’s proportionate share of Cash Assets’ reported net asset value. GAIT records its proportionate share of Cash Assets’ investment income and expenses on a monthly basis. For the three and six months ended June 30, 2015, the total amount recognized by GAIT with respect to its investment in Cash Assets was $132,112 and $244,107, respectively. For the three and six months ended June 30, 2014, the total amount recognized by GAIT with respect to its investment in Cash Assets was $86,298 and $175,370, respectively. These amounts are included in interest income in the statements of operations and incentive allocation. At June 30, 2015 and December 31, 2014, GAIT owned approximately 5.66% and 4.79%, respectively, of Cash Assets. The following table summarizes the financial position of Cash Assets as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Assets:
Cash and cash equivalents	$868,271,260	$1,074,800,890
Investments in fixed income securities (cost $1,856,251,163 and $2,173,381,831, respectively)	1,856,251,163	2,173,381,831
Accrued interest receivable	3,612,140	4,912,030
Total assets	2,728,134,563	3,253,094,751

Liabilities:
Other liabilities	-	-
Total liabilities	-	-
Net assets	$2,728,134,563	$3,253,094,751

The following table summarizes the results of operations of Cash Assets for the three and six month periods ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Investment income
Interest income	$2,486,964	$1,731,457	$4,819,027	$3,654,826
Total investment income	2,486,964	1,731,457	4,819,027	3,654,826

Expenses:
Bank fee expense	7,386	15,931	17,240	27,216
Total expenses	7,386	15,931	17,240	27,216
Net investment income	2,479,578	1,715,526	4,801,787	3,627,610
Net income	$2,479,578	$1,715,526	$4,801,787	$3,627,610

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

4.	Graham Cash Assets LLC (continued)

The following represents the condensed schedule of investments of Cash Assets as of June 30, 2015:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (cost $1,856,251,163)
United States
Government Bonds (cost $1,856,251,163)
U.S. Treasury 0.25% – 2.75% due 07/15/15 – 09/30/17	$1,850,000,000	$1,856,251,163	68.04%
Total Government Bonds		1,856,251,163	68.04%
Total United States		1,856,251,163	68.04%
Total Investments in Fixed Income Securities		$1,856,251,163	68.04%

The following represents the condensed schedule of investments of Cash Assets as of December 31, 2014:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (cost $2,173,381,831)
United States
Government Bonds (cost $2,173,381,831)
U.S. Treasury 0.25% – 4.00% due 01/15/15 – 1/31/17	$2,165,000,000	$2,173,381,831	66.81%
Total Government Bonds		2,173,381,831	66.81%
Total United States		2,173,381,831	66.81%
Total Investments in Fixed Income Securities		$2,173,381,831	66.81%

Cash Assets reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP. The following table shows the fair value classification of each investment type held by Cash Assets as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Assets
Level 2:
Fixed income securities
Government Bonds	$1,856,251,163	$2,173,381,831
Total fixed income securities	1,856,251,163	2,173,381,831
Total Level 2	1,856,251,163	2,173,381,831
Total assets	$1,856,251,163	$2,173,381,831

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

5.	Capital Accounts

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

Advisory Fees

For the six months ended June 30, 2015 and 2014 each Class of GAIT other than Class M pays the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate equal to 1.75% of the Net Asset Value of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is effected with respect to Units of such Class during the month.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

6.	Fees and Related Party Transactions (continued)

Sponsor Fees

For the six months ended June 30, 2015 and 2014, each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Net Asset Value specified in the table below. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee.

Class	Annual Rate

Class 0	0.75%
Class 2	2.75%

Incentive Allocation

At the end of each calendar quarter, the Manager will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced effective as of the date of any redemption of any Units of such class by multiplying the loss carryforward by the ratio that the amount of assets redeemed from such class bears to the net assets of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made to the Manager. The Incentive Allocation was $2,920,022 and $0 for the six months ended June 30, 2015 and 2014, respectively.

Administrator’s Fee

For the six months ended June 30, 2015 and 2014, GAIT paid SEI a monthly administrator’s fee based on GAIT’s net asset value, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, incurred by GAIT for the six months ended June 30, 2015 and 2014 were $123,175 and $107,782, respectively, of which $19,618 and $17,636 was accrued as of June 30, 2015 and 2014, respectively

Any portion of any of the above fees, including the Incentive Allocation, may be paid by the Manager to third parties as compensation for selling activities in connection with GAIT.

7.	Income Taxes

No provision for income taxes has been made in the accompanying financial statements, as members are individually responsible for reporting income or loss based upon their respective share of GAIT’s revenues and expenses for income tax purposes.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

7.	Income Taxes (continued)

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing GAIT’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a more-likely-than-not threshold would be recorded as a tax expense in the current year and GAIT identifies its major tax jurisdictions as U.S. Federal and Connecticut State. The Manager has evaluated GAIT’s tax positions and has concluded that there are no significant tax positions requiring recognition, measurement or disclosure in the financial statements for open tax years 2011 through 2014 or expected to be taken in GAIT’s 2015 tax returns. The Manager has evaluated GAIT’s tax positions and has concluded that there are no significant tax positions requiring recognition, measurement or disclosure in the financial statements. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination.

8.	Financial Highlights

The following is the per unit operating performance calculation for the three month periods ended June 30, 2015 and 2014:

	Class 0	Class 2
Per unit operating performance
Net asset value per unit, March 31, 2014	$114.03	$87.43
Net income:
Net investment loss	(0.76)	(1.05)
Net gain on investments	1.73	1.35
Net income	0.97	0.30
Net asset value per unit, June 30, 2014	$115.00	$87.73

Net asset value per unit, March 31, 2015	$159.93	$121.12
Net loss:
Net investment loss	(1.01)	(1.34)
Net loss on investments	(9.43)	(7.12)
Net loss	(10.44)	(8.46)
Net asset value per unit, June 30, 2015	$149.49	$112.66

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

8.	Financial Highlights (continued)

The following represents ratios to average members’ capital, excluding the Managing Member, and total return for the three month periods ended June 30, 2015 and 2014:

	Class 0		Class 2
	2015	2014	2015	2014

Total return before Incentive Allocation	(6.52)%	0.85%	(6.99)%	0.35%
Incentive Allocation	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	(6.52)%	0.85%	(6.99)%	0.35%

Net investment loss before Incentive Allocation	(0.65)%	(0.67)%	(1.15)%	(1.20)%
Incentive Allocation	0.00	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(0.65)%	(0.67)%	(1.15)%	(1.20)%

Total expenses before Incentive Allocation	0.73%	0.72%	1.22%	1.25%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	0.73%	0.72%	1.22%	1.25%

The following is the per unit operating performance calculation for the six month periods ended June 30, 2015 and 2014:

	Class 0	Class 2
Per unit operating performance
Net asset value per unit, December 31, 2013	$127.72	$98.41
Net loss:
Net investment loss	(1.53)	(2.08)
Net loss on investments	(11.19)	(8.60)
Net loss	(12.72)	(10.68)
Net asset value per unit, June 30, 2014	$115.00	$87.73

Net asset value per unit, December 31, 2014	$149.37	$113.58
Net income (loss):
Net investment loss	(2.05)	(2.74)
Net gain on investments	2.17	1.82
Net income (loss)	0.12	(0.92)
Net asset value per unit, June 30, 2015	$149.49	$112.66

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

8.	Financial Highlights (continued)

The following represents ratios to average members’ capital, excluding the Managing Member, and total return for the six month periods ended June 30, 2015 and 2014:

	Class 0		Class 2
	2015	2014	2015	2014

Total return before Incentive Allocation	1.85%	(9.96)%	0.83%	(10.85)%
Incentive Allocation	(1.77)	0.00	(1.64)	0.00
Total return after Incentive Allocation	0.08%	(9.96)%	(0.81)%	(10.85)%

Net investment loss before Incentive Allocation	(1.32)%	(1.29)%	(2.34)%	(2.31)%
Incentive Allocation	(1.70)	0.00	(1.61)	0.00
Net investment loss after Incentive Allocation	(3.02)%	(1.29)%	(3.95)%	(2.31)%

Total expenses before Incentive Allocation	1.46%	1.40%	2.48%	2.41%
Incentive Allocation	1.70	0.00	1.61	0.00
Total expenses after Incentive Allocation	3.16%	1.40%	4.09%	2.41%

Total return is calculated for Class 0 and Class 2 units taken as a whole. Total return is calculated as the change in total members’ capital, excluding that of the Managing Member, adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for the Class 0 and Class 2 units taken as a whole and include amounts from GAIT and net investment loss and expenses allocated from Master Funds and investment income from Cash Assets. The computation of such ratios is based on the amount of net investment loss, total expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of members’ capital of GAIT, excluding that of the Managing Member, for the three and six month periods ended June 30, 2015 and 2014.

9.	Subsequent Events

GAIT had subscriptions of approximately $3.1 million and redemptions of approximately $0.7 million from July 1, 2015 through August 14, 2015, the date through which subsequent events were evaluated by management. These amounts have not been included in the financial statements.

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

(a)	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our annual consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2014 included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 30, 2015. This discussion should also be read in conjunction with “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis. For the purposes of this filing beginning with Item 2, the term “Fund” shall include the Blended Strategies Portfolio of GAIF II, GAIT, and the master funds in which they invest, unless the context implies otherwise. The Fund does not engage in the sale of goods or services. The Fund’s capital consists of capital contributions of the members, as increased or decreased by gains and losses from its investments in the Master Funds, interest, expenses and redemptions. Its only assets are its investments in the Master Funds. The Master Funds do not engage in the sale of goods or services. Their assets are comprised of the equity in their accounts with clearing brokers and OTC counterparties, in each case consisting of cash, open trade equity on derivatives and the net option premium paid or received. In the case of Graham Cash Assets LLC (“Cash Assets”), the assets consist of investments in debt obligations guaranteed by the U.S. federal government, as well as cash and cash equivalents.

For the three months ended June 30, 2015 the Blended Strategies Portfolio’s net asset value decreased by $5,993,291 or -7.1%. The net decrease in the Blended Strategies Portfolio was attributable to total subscriptions of $1,940,050 or 2.3% offset by redemptions totaling $2,328,785 or -2.7% and a net loss of $5,604,556 or -6.7%, for the period.

For the six months ended June 30, 2015 the Blended Strategies Portfolio’s net asset value decreased by $614,045 or -0.8%. The net decrease in the Blended Strategies Portfolio was attributable to total subscriptions of $2,674,594 or 3.4% offset by redemptions totaling $3,161,066 or -4.0% and a net loss of $127,573 or -0.2% for the period.

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

2015 Summary

Three Months Ended June 30, 2015

For the three months ended June 30, 2015, the Blended Strategies Portfolio experienced net trading losses of $4,845,697. The trading results are attributable to the following sectors:

Agriculture / Softs	$(504,462)
Base metals	(449,586)
Energy	(610,159)
Equities	697,862
Foreign exchange	(1,805,923)
Long term / Intermediate rates	(1,366,947)
Precious metals	(404,039)
Short term rates	(402,443)
$(4,845,697)

The Blended Strategies Portfolio recorded a net loss for the second quarter of 2015. The portfolio recorded losses from positions in commodity futures, particularly in agriculture/softs, metals, and energy. The portfolio recorded losses in fixed income futures from positions on the long end of the yield curve in the U.S., Australia and Europe. Losses also resulted from the foreign exchange sector, as gains from trading the Japanese yen and New Zealand dollar versus the U.S dollar were offset by losses in the euro, British pound sterling and Australian dollar. Gains in equity index futures, most notably in Asian benchmark indices, offset a portion of the portfolio’s losses for the quarter.

Advisory, Sponsor, and Administrator’s Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the three months ended June 30, 2015 Advisory Fees increased by $70,193 or 24.7%, Sponsor Fees increased by $47,176 or 22.7%, and Administrator’s Fees increased by $6,118 or 27.7% in the Fund over the corresponding period of the preceding year. These increases are all attributable to higher net assets of the portfolio when compared to the same period in 2014. During the same period, interest income increased by $25,528 or 71.8%. Interest was earned on free cash at an average annualized yield of 0.34% for the three months ended June 30, 2015 compared to 0.25% for the same period in 2014.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the three months ended June 30, 2015 the portfolio experienced net trading losses. For the three months ended June 30, 2014 the portfolio has not yet recovered previous losses. As a result, there was no Incentive Allocation for those periods.

Index
Six Months Ended June 30, 2015

For the six months ended June 30, 2015, the Blended Strategies Portfolio experienced net trading gains of $2,759,835. The trading results are attributable to the following sectors:

Agriculture / Softs	$(361,387)
Base metals	(558,206)
Energy	(1,010,720)
Equities	3,031,932
Foreign exchange	2,935,331
Long term / Intermediate rates	(430,679)
Precious metals	(939,582)
Short term rates	93,146
$2,759,835

The Blended Strategies Portfolio posted a net gain for the first half of 2015. The portfolio recorded gains from foreign exchange, most notably from a long bias in the U.S. dollar versus the euro and commodity currencies. Gains also resulted from positions in equity index futures, particularly in Asia and Europe as equities rallied during the first half of the year. Profits in European fixed income futures were offset by losses in the U.S. The portfolio recorded losses in metals, energy and agricultural commodities, which offset a portion of the gains.

Advisory, Sponsor, and Administrator’s Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the six months ended June 30, 2015 Advisory Fees increased by $129,179 or 21.8%, Sponsor Fees increased by $92,847 or 21.7%, and Administrator’s Fees increased by $12,069 or 26.8% in the Fund over the corresponding period of the preceding year. These increases are all attributable to higher net assets of the portfolio as compared to the same period in 2014. During the same period, interest income increased by $39,853 or 54.3%. Interest was earned on free cash at an average annualized yield of 0.32% for the six months ended June 30, 2015 compared to 0.25% for the same period in 2014.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the six months ended June 30, 2015 the Incentive Allocation increased by $1,369,198. This was the result of a higher net gain before incentive allocation for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. For the six months ended June 30, 2014, the portfolio had not yet recovered previous losses. As a result, there was no Incentive Allocation for that period.

The following table illustrates the sector distribution of the Fund’s investments in Master Funds as of June 30, 2015 based on the fair value of the underlying assets and liabilities in each Master Fund including both long and short positions. Positive percentages represent net assets whereas negative percentages represent a net liability.

Agriculture / Softs	69.1%
Base metals	14.8%
Energy	6.9%
Equities	22.0%
Foreign exchange	14.2%
Long term / Intermediate rates	(12.1)%
Precious metals	(11.7)%
Short term rates	(3.2)%
100.0%

Index

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

Index
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

Advisory, Sponsor, and Administrator’s Fees are calculated based on a percentage of the Fund’s net asset value. Changes in the net assets of the Fund resulting from subscriptions, redemptions, interest and trading profits allocated from the Master Funds can therefore have a material impact on the fee expense of the Fund.

Index
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

Blended Strategies Portfolio
June 30, 2015	10.15%
December 31, 2014	12.51%
June 30, 2014	14.74%

Other than any potential market-imposed limitations on liquidity, the Fund’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Fund’s futures trading. Through June 30, 2015, the Fund experienced no meaningful periods of illiquidity in any of the markets traded by the Manager on behalf of the Fund.

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

Index
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

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a more-likely-than-not threshold would be recorded as a tax expense in the current year and the Fund identifies its major tax jurisdictions as U.S. Federal and Connecticut State. The Manager has evaluated the Fund’s tax positions and has concluded that there are no significant tax positions requiring recognition, measurement or disclosure in the financial statements for open tax years 2011 through 2014 or expected to be taken in the Fund’s 2015 tax returns. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination.

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

Based on their evaluation as of June 30, 2015, the Manager, along with the Manager’s principal executive officer and principal financial officer, has concluded that the Manager’s disclosure controls and procedures with respect to the Fund (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

Changes in Internal Control Over Financial Reporting

There were no changes to the Fund’s internal controls over financial reporting during the second quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal controls over financial reporting.

Index
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

Not Required

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2015, the Fund issued 13,778.953 Units in exchange for $1,940,050 with respect to the Blended Strategies Portfolio, in each case in a transaction that was not registered under the Securities Act of 1933, as amended (the “Act”). The Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Act and Rule 506 of Regulation D promulgated thereunder. All purchasers of the Units were accredited investors, as that term is defined under Rule 501 of Regulation D.

The following chart sets forth the purchases of Units of the Fund.

Period (as of)	Blended Strategies Portfolio Total Number of Units Issued
April 1, 2015	5,367.113
May 1, 2015	3,839.426
June 1, 2015	4,572.414

Issuer Purchases of Units

Date	(a) Total Number of Units Purchased[1]	(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs
April 30, 2015	432.339	116.48	N/A	N/A
May 31, 2015	10,091.667	154.13	N/A	N/A
June 30, 2015	4,836.426	149.49	N/A	N/A
TOTAL	15,578.432	151.61	N/A	N/A

1 Represents number of Units redeemed by Members of the Fund in accordance with the LLC Agreement.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Mine Safety Disclosures – None

Item 5.	Other Information – None

Index
Item 6.	Exhibits

** 3.1	Certificate of Formation of Graham Alternative Investment Fund II LLC
* 3.2	Amendment to Certificate of Formation of Graham Alternative Investment Fund II LLC
* 4.1	Amended and Restated Limited Liability Company Agreement of Graham Alternative Investment Fund II LLC
** 10.1	Form of Subscription Agreement
** 10.2	Form of Placement Agreement
*** 10.10	Safekeeping Account Agreement between Graham Cash Assets LLC and Bank of America, N.A.
**** 31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of Principal Executive Officer)
**** 31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer)
**** 32.1	Section 1350 Certification (Certification of Principal Executive Officer and Chief Financial Officer)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated by reference to the Fund’s Form 8-K previously filed on April 11, 2013

**	Incorporated by reference to the Fund’s Form 10 previously filed on April 30, 2010

***	Incorporated by reference to the Fund’s Form 10/A previously filed on September 3, 2010

****	Filed herewith

Index
SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2015	GRAHAM ALTERNATIVE INVESTMENT FUND II LLC
BLENDED STRATEGIES PORTFOLIO

	By:	GRAHAM CAPITAL MANAGEMENT, L.P.
its Manager

By: /s/ Paul Sedlack
Paul Sedlack, Principal Executive Officer

By: /s/ Brian Douglas
Brian Douglas, Chief Financial Officer