Form 10-Q
period 2015-09-30
GRAHAM ALTERNATIVE INVESTMENT FUND II LLC
filed 2015-11-16
CIK 1461237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of the
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes ☐  No ☒

As of November 1, 2015, 577,302.330 Units of the Blended Strategies Portfolio were outstanding.

GRAHAM ALTERNATIVE INVESTMENT FUND II LLC
FORM 10-Q

Exhibits

EX - 31.1	Certification
EX - 31.2	Certification
EX - 32.1	Certification

Index
PART I

Item 1.	Financial Statements

Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Consolidated Statements of Financial Condition

	September 30, 2015 (Unaudited)	December 31, 2014 (Audited)

Assets
Investment in Graham Alternative Investment Trading LLC, at fair value	$79,313,783	$78,546,247
Redemption receivable from Graham Alternative Investment Trading LLC	474,421	2,719,033
Total assets	$79,788,204	$81,265,280

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$474,421	$2,719,033
Total liabilities	474,421	2,719,033

Members’ capital:
Class 0 Units (385,619.008 and 390,307.769 units issued and outstanding at $150.63 and $149.37, respectively)	58,084,716	58,300,841
Class 2 Units (187,973.394 and 178,245.791 units issued and outstanding at $112.94 and $113.58, respectively)	21,229,067	20,245,406
Total members’ capital	79,313,783	78,546,247
Total liabilities and members’ capital	$79,788,204	$81,265,280

See accompanying notes.

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Unaudited Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net gain allocated from investment in Graham Alternative Investment Trading LLC
Net realized (loss) gain on investments	$(1,112,649)	$5,966,834	$5,877,849	$1,280,220
Net increase (decrease) in unrealized appreciation on investments	2,325,394	3,208,343	(1,905,269)	1,229,711
Brokerage commissions and fees	(129,792)	(94,870)	(359,498)	(288,897)
Net gain allocated from investment in Graham Alternative Investment Trading LLC	1,082,953	9,080,307	3,613,082	2,221,034

Net investment loss allocated from investment in Graham Alternative Investment Trading LLC
Investment income
Interest income	67,494	32,950	180,762	106,365

Expenses
Advisory fees	352,204	284,218	1,074,033	876,868
Sponsor fees	258,478	210,768	778,888	638,331
Professional fees and other	23,969	25,220	126,324	82,670
Administrator’s fees	28,040	22,450	85,218	67,559
Incentive allocation	-	-	1,369,198	-
Total expenses	662,691	542,656	3,433,661	1,665,428
Net investment loss allocated from investment in Graham Alternative Investment Trading LLC	(595,197)	(509,706)	(3,252,899)	(1,559,063)
Net income	$487,756	$8,570,601	$360,183	$661,971

See accompanying notes.

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Unaudited Consolidated Statements of Changes in Members’ Capital

For the nine months ended September 30, 2015 and 2014

	Class 0 Units		Class 2 Units
	Units	Capital	Units	Capital	Total Members’ Capital

Members’ capital, December 31, 2013	456,544.588	$58,310,022	186,461.512	$18,349,524	$76,659,546
Subscriptions	19,098.756	2,199,000	28,469.539	2,625,795	4,824,795
Redemptions	(108,939.118)	(12,681,116)	(26,558.192)	(2,386,480)	(15,067,596)
Net income	–	433,347	–	228,624	661,971
Members’ capital, September 30, 2014	366,704.226	$48,261,253	188,372.859	$18,817,463	$67,078,716

	Class 0 Units		Class 2 Units
	Units	Capital	Units	Capital	Total Members’ Capital

Members’ capital, December 31, 2014	390,307.769	$58,300,841	178,245.791	$20,245,406	$78,546,247
Subscriptions	13,596.869	2,119,644	18,787.329	2,169,250	4,288,894
Redemptions	(18,285.630)	(2,805,311)	(9,059.726)	(1,076,230)	(3,881,541)
Net income (loss)	–	469,542	–	(109,359)	360,183
Members’ capital, September 30, 2015	385,619.008	$58,084,716	187,973.394	$21,229,067	$79,313,783

See accompanying notes.

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2015	2014
Cash flows provided by operating activities
Net income	$360,183	$661,971
Adjustments to reconcile net income to net cash provided by operating activities:
Net income allocated from investment in Graham Alternative Investment Trading LLC	(360,183)	(661,971)
Proceeds from sale of investments in Graham Alternative Investment Trading LLC	6,126,153	15,315,043
Investments in Graham Alternative Investment Trading LLC	(4,288,894)	(4,824,795)
Net cash provided by operating activities	1,837,259	10,490,248

Cash flows used in financing activities
Subscriptions	4,288,894	4,824,795
Redemptions	(6,126,153)	(15,315,043)
Net cash used in financing activities	(1,837,259)	(10,490,248)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

See accompanying notes.

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Notes to Unaudited Consolidated Financial Statements

September 30, 2015

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

At September 30, 2015 and December 31, 2014, the Fund owned 46.16% and 46.52%, respectively of GAIT.

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

In accordance with this hierarchy, the Fund’s investment in GAIT has been classified as a Level 2 valuation. There were no Level 3 assets or liabilities held at any point during nine months ended September 30, 2015 and the year ended December 31, 2014 by the Fund, GAIT, or the Master Funds, and there were no transfers between levels during those periods. Transfers between levels, if any, are recognized on the actual date of the event or change in circumstances that cause the transfer.

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
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Notes to Unaudited Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Indemnifications

In the normal course of business, the Master Funds, GAIT, Graham Cash Assets LLC (“Cash Assets”), and the Fund enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. The Fund’s maximum exposure under these arrangements is unknown; however, the Fund has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At September 30, 2015 and December 31, 2014 no accruals have been recorded by the Fund for indemnifications.

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

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Notes to Unaudited Consolidated Financial Statements (continued)

3. Capital Accounts (continued)

Redemption Fees

Class 2 Units are subject to a redemption fee equal to 2% of their Net Asset Value if redeemed within six months from their subscription date and a redemption fee equal to 1% of their Net Asset Value if redeemed more than six and less than twelve months from their subscription date. Class 0 Units are not subject to a redemption fee. Redemption fees are payable to the Manager upon redemption of Units from the proceeds of such redemption. There were no redemption fees paid to the Manager for the nine months ended September 30, 2015 and 2014.

4. Fees and Related Party Transactions

Advisory Fees

For the nine months ended September 30, 2015 and 2014, each Class of GAIT other than Class M paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate equal to 1.75% of the Net Asset Value of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is effected with respect to Units of such Class during the month.

Sponsor Fees

For the nine months ended September 30, 2015 and 2014, each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Net Asset Value specified in the table below. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee.

Class	Annual Rate

Class 0	0.75%
Class 2	2.75%

Incentive Allocation

At the end of each calendar quarter, the Manager of GAIT will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class of GAIT, as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced, effective as of the date of any redemption of any Units of such class, by multiplying the loss carryforward by the ratio that the amount of assets redeemed from such class bears to the net assets of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made to the Manager. The total Incentive Allocation allocated to the Fund by GAIT for the nine months ended September 30, 2015 and 2014 was $1,369,198 and $0, respectively.

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Notes to Unaudited Consolidated Financial Statements (continued)

4. Fees and Related Party Transactions (continued)

Administrator’s Fee

For the nine months ended September 30, 2015 and 2014, GAIT paid SEI a monthly administrator’s fee based on GAIT’s net asset value, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, allocated to the Fund by GAIT for the nine months ended September 30, 2015 and 2014 were $85,218 and $67,559, respectively.

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

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Notes to Unaudited Consolidated Financial Statements (continued)

6. Financial Highlights

The following is the per unit operating performance calculation for the three month periods ended September 30, 2015 and 2014:

	Class 0	Class 2
Per unit operating performance
Net asset value per unit, June 30, 2014	$115.00	$87.73
Net income:
Net investment loss	(0.81)	(1.08)
Net gain on investments	17.42	13.24
Net income	16.61	12.16
Net asset value per unit, September 30, 2014	$131.61	$99.89

Net asset value per unit, June 30, 2015	$149.49	$112.66
Net income:
Net investment loss	(0.93)	(1.28)
Net gain on investments	2.07	1.56
Net income	1.14	0.28
Net asset value per unit, September 30, 2015	$150.63	$112.94

The following represents ratios to average members’ capital and total return for the three month periods ended September 30, 2015 and 2014:

	Class 0		Class 2
	2015	2014	2015	2014

Total return before Incentive Allocation	0.76%	14.44%	0.25%	13.86%
Incentive Allocation	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	0.76%	14.44%	0.25%	13.86%

Net investment loss before Incentive Allocation	(0.62)%	(0.68)%	(1.14)%	(1.19)%
Incentive Allocation	0.00	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(0.62)%	(0.68)%	(1.14)%	(1.19)%

Total expenses before Incentive Allocation	0.70%	0.73%	1.22%	1.24%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	0.70%	0.73%	1.22%	1.24%

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Notes to Unaudited Consolidated Financial Statements (continued)

6. Financial Highlights (continued)

The following is the per unit operating performance calculation for the nine month periods ended September 30, 2015 and 2014:

	Class 0	Class 2
Per unit operating performance
Net asset value per unit, December 31, 2013	$127.72	$98.41
Net income:
Net investment loss	(2.32)	(3.15)
Net gain on investments	6.21	4.63
Net income	3.89	1.48
Net asset value per unit, September 30, 2014	$131.61	$99.89

Net asset value per unit, December 31, 2014	$149.37	$113.58
Net income (loss):
Net investment loss	(2.98)	(4.02)
Net gain on investments	4.24	3.38
Net income (loss)	1.26	(0.64)
Net asset value per unit, September 30, 2015	$150.63	$112.94

The following represents ratios to average members’ capital and total return for the nine month periods ended September 30, 2015 and 2014:

	Class 0		Class 2
	2015	2014	2015	2014

Total return before Incentive Allocation	2.63%	3.05%	1.01%	1.50%
Incentive Allocation	(1.79)	0.00	(1.58)	0.00
Total return after Incentive Allocation	0.84%	3.05%	(0.57)%	1.50%

Net investment loss before Incentive Allocation	(1.94)%	(1.95)%	(3.46)%	(3.47)%
Incentive Allocation	(1.72)	0.00	(1.61)	0.00
Net investment loss after Incentive Allocation	(3.66)%	(1.95)%	(5.07)%	(3.47)%

Total expenses before Incentive Allocation	2.16%	2.11%	3.69%	3.63%
Incentive Allocation	1.72	0.00	1.61	0.00
Total expenses after Incentive Allocation	3.88%	2.11%	5.30%	3.63%

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Notes to Unaudited Consolidated Financial Statements (continued)

6. Financial Highlights (continued)

Total return is calculated for Class 0 and Class 2 Units taken as a whole. Total return is calculated as the change in total members’ capital adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees,  Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for Class 0 and Class 2 Units taken as a whole and include net amounts allocated from GAIT. The computation of such ratios is based on the amount of net investment loss, expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of members’ capital for Class 0 and Class 2 Units of the Fund for the three and nine month periods ended September 30, 2015 and 2014.

7. Subsequent Events

The Fund had subscriptions of approximately $3.0 million and redemptions of approximately $1.9 million from October 1, 2015 through November 16, 2015, the date through which subsequent events were evaluated by management. These amounts have not been included in the financial statements.

Index
Graham Alternative Investment Trading LLC

Statements of Financial Condition

	September 30, 2015 (Unaudited)	December 31, 2014 (Audited)
Assets
Investments in Master Funds, at fair value	$18,938,001	$21,968,796
Investment in Graham Cash Assets LLC, at fair value	154,481,514	155,687,417
Receivable from Master Funds	154	489
Total assets	$173,419,669	$177,656,702

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$1,022,848	$8,174,470
Accrued advisory fees	247,545	262,055
Accrued sponsor fees	186,430	195,287
Accrued professional fees	117,541	141,939
Accrued administrator’s fee	19,836	20,879
Payable to Master Funds	-	410
Total liabilities	1,594,200	8,795,040

Members’ capital:
Class 0 Units (810,506.631 and 812,590.118 units issued and outstanding at $150.63 and $149.37 per unit, respectively)	122,084,377	121,377,790
Class 2 Units (429,987.552 and 408,116.011 units issued and outstanding at $112.94 and $113.58 per unit, respectively)	48,561,310	46,354,391
Class M Units (4,671.470 units issued and outstanding at $252.55 and $241.78 per unit, respectively)	1,179,782	1,129,481
Total members’ capital	171,825,469	168,861,662
Total liabilities and members’ capital	$173,419,669	$177,656,702

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Condensed Schedules of Investments

	September 30, 2015 (Unaudited)		December 31, 2014 (Audited)
Description	Fair Value	Percentage of Members’ Capital	Fair Value	Percentage of Members’ Capital

Investments in Master Funds, at fair value
Graham Commodity Strategies LLC	$7,490,047	4.36%	$9,193,522	5.44%
Graham K4D Trading Ltd.	11,447,954	6.66%	12,775,274	7.57%
Total investments in Master Funds	$18,938,001	11.02%	$21,968,796	13.01%

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Operations and Incentive Allocation

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net gain allocated from investments in Master Funds
Net realized (loss) gain on investments	$(2,417,315)	$14,018,712	$12,547,090	$2,989,054
Net increase (decrease) in unrealized appreciation on investments	5,044,319	7,541,370	(4,083,426)	2,990,483
Brokerage commissions and fees	(282,211)	(223,075)	(777,518)	(686,758)
Net gain allocated from investments in Master Funds	2,344,793	21,337,007	7,686,146	5,292,779

Net investment loss allocated from investments in Master Funds	(24,323)	(14,194)	(68,109)	(48,642)

Investment income
Interest income	146,750	77,478	390,857	252,848
Total investment income	146,750	77,478	390,857	252,848

Expenses
Advisory fees	760,568	664,387	2,305,043	2,072,582
Sponsor fees	573,442	486,701	1,722,660	1,469,837
Administrator’s fees	60,966	52,785	184,141	160,567
Professional fees and other	27,816	45,155	204,452	148,056
Total expenses	1,422,792	1,249,028	4,416,296	3,851,042
Net investment loss of the Fund	(1,276,042)	(1,171,550)	(4,025,439)	(3,598,194)

Net income	1,044,428	20,151,263	3,592,598	1,645,943

Incentive allocation	–	–	2,920,022	–

Net income available for pro-rata allocation to all members	$1,044,428	$20,151,263	$672,576	$1,645,943

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Changes in Members’ Capital

For the nine months ended September 30, 2015 and 2014

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2013	1,093,036.786	$139,603,019	407,013.551	$40,053,854	4,671.470	$920,232	$180,577,105
Subscriptions	43,982.787	5,119,787	90,020.783	8,039,515	–	–	13,159,302
Redemptions	(305,032.529)	(36,018,540)	(71,107.304)	(6,353,547)	–	–	(42,372,087)
Incentive allocation	–	–	–	–	–	–	–
Net income	–	791,978	–	808,037	–	45,928	1,645,943
Members’ capital, September 30, 2014	831,987.044	$109,496,244	425,927.030	$42,547,859	4,671.470	$966,160	$153,010,263

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2014	812,590.118	$121,377,790	408,116.011	$46,354,391	4,671.470	$1,129,481	$168,861,662
Subscriptions	29,389.879	4,606,644	47,191.380	5,462,250	–	–	10,068,894
Redemptions	(31,473.366)	(4,841,628)	(25,319.839)	(2,936,035)	–	(2,920,022)	(10,697,685)
Incentive allocation	–	(2,147,427)	–	(772,595)	–	2,920,022	–
Net income	–	3,088,998	–	453,299	–	50,301	3,592,598
Members’ capital, September 30, 2015	810,506.631	$122,084,377	429,987.552	$48,561,310	4,671.470	$1,179,782	$171,825,469

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Cash Flows

	Nine Months Ended September 30,
	2015	2014
Cash flows provided by operating activities
Net income	$3,592,598	$1,645,943
Adjustments to reconcile net income to net cash provided by operating activities:
Net income allocated from investments in Master Funds	(7,618,037)	(5,244,137)
Net income allocated from investment in Graham Cash Assets LLC	(390,857)	(252,848)
Proceeds from sale of investments in Master Funds	133,755,383	179,274,652
Proceeds from sale of investments in Graham Cash Assets LLC	117,296,756	142,348,843
Investments in Master Funds	(123,106,626)	(169,577,770)
Investments in Graham Cash Assets LLC	(115,699,996)	(121,373,667)
Changes in assets and liabilities:
Accrued advisory fees	(14,510)	(45,000)
Accrued sponsor fees	(8,857)	(17,677)
Accrued professional fees	(24,398)	(123,342)
Accrued administrator’s fee	(1,043)	(2,346)
Net cash provided by operating activities	7,780,413	26,632,651

Cash flows used in financing activities
Subscriptions	10,068,894	13,159,302
Redemptions	(17,849,307)	(39,791,953)
Net cash used in financing activities	(7,780,413)	(26,632,651)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements

September 30, 2015

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

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated using the exchange rates at September 30, 2015 and December 31, 2014. Gains and losses resulting from foreign currency transactions are calculated using daily exchange rates prevailing on the transaction date. The Master Funds do not isolate the portion of results of operations from changes in foreign exchange rates on investments and cash from fluctuations arising from changes in market prices held. Currency translation gains and losses are included in the statement of operations within net realized gain (loss) and net increase (decrease) in unrealized appreciation on investments.

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

In accordance with this hierarchy, GAIT’s investments in Master Funds and Graham Cash Assets LLC (“Cash Assets”) have been classified as Level 2. These investments are discussed in Notes 3 and 4. There were no Level 3 assets or liabilities held at any point during the nine months ended September 30, 2015 or the year ended December 31, 2014 by GAIT, the Master Funds, or Cash Assets, and there were no transfers between levels during those periods. Transfers between levels, if any, are recognized on the actual date of the event or change in circumstances that cause the transfer.

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

Credit Risk Related Contingent Features

OTC Derivative Instruments are subject to ISDA Master Agreements which generally require among other things, that the Master Funds maintain a predetermined level of net assets, and provide limits with respect to any decline in the Master Funds’ net asset value over 1-month, 3-month and 12-month periods. If the Master Funds were to violate such provisions, the counterparty to these instruments could demand liquidation of the outstanding positions. During the nine months ended September 30, 2015 and 2014 no events occurred which caused the Master Funds to violate any of these provisions. At September 30, 2015 and December 31, 2014 there were no Derivative Instruments subject to credit risk related contingent features in a net liability position for any of the Master Funds in which GAIT invests.

New York Mercantile Exchange Corporate Membership

Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is a member of the New York Mercantile Exchange (“NYMEX”). As a result of its membership, Graham Commodity Strategies LLC owns two NYMEX seats and 30,000 shares of the CME Group. Graham Commodity Strategy LLC’s policy is to value the NYMEX memberships and the shares of the CME Group at fair value. As of September 30, 2015 and December 31, 2014, the two NYMEX memberships were valued at $315,000 and $480,000, respectively, and the 30,000 shares of CME Group were valued at $2,782,200 and $2,659,500, respectively, both of which are contained within Exchange Membership, at fair value on Graham Commodity Strategies LLC’s statements of financial condition.

Chicago Board of Trade Membership

Graham K4D Trading Ltd., a Master Fund in which GAIT invests, is a member of the Chicago Board of Trade (“CBOT”) under Rule 106.S and owns two B-1/Full seats and one B-2/Associate seat. Graham K4D Trading Ltd.’s policy is to value the CBOT memberships at fair value. As of September 30, 2015 and December 31, 2014, the B-1/Full memberships were valued at $500,000 and $570,000, respectively, and the B-2/Associate memberships were valued at $82,000 and $97,500, respectively, both of which are included in Exchange Membership, at fair value on the statements of financial condition. Additionally, Graham K4D Trading Ltd. owns a Chicago Mercantile Exchange seat valued at $257,500 and $390,000 at September 30, 2015 and December 31, 2014, respectively, which is also included in Exchange Membership, at fair value on the statements of financial condition.

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

Indemnifications

In the normal course of business, the Master Funds, Cash Assets, and GAIT enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. GAIT’s maximum exposure under these arrangements is unknown; however, GAIT has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At September 30, 2015 and December 31, 2014 no accruals have been recorded by GAIT for indemnifications.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds

As of September 30, 2015 and December 31, 2014, GAIT invested in various Master Funds, all of which were managed by the Manager. GAIT’s investments in these Master Funds, as well as the investment objectives of each Master Fund, are summarized below. Master Funds in which GAIT invested 5% or more of its members’ capital are individually identified, while smaller investments are aggregated under the caption “Other Global Macro Funds.” The number of Master Funds included for the period in each aggregated category is disclosed parenthetically next to each name. All of the Master Funds and GAIT are related parties. The Master Funds do not charge management or incentive fees and all offer monthly subscriptions and redemptions.

	September 30, 2015
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (three months then ended)	Net Income (nine months then ended)

Systematic Macro Funds
Graham K4D Trading Ltd.	6.66%	$11,447,954	$241,631	$4,492,339

Global Macro Funds
Graham Commodity Strategies LLC	4.36%	7,490,047	2,078,839	3,125,698
	11.02%	$18,938,001	$2,320,470	$7,618,037

December 31, 2014
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (Loss) (three months ended September 30, 2014)	Net Income (Loss) (nine months ended September 30, 2014)

Systematic Macro Funds
Graham K4D Trading Ltd.	7.57%	$12,775,274	$5,752,759	$3,535,124

Global Macro Funds
Graham Commodity Strategies LLC	5.44%	9,193,522	14,332,744	6,598,154
Other Global Macro Funds (2)	0.00%	-	1,237,310	(4,889,141)
	13.01%	$21,968,796	$21,322,813	$5,244,137

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the financial position of each Master Fund as of September 30, 2015:

	Graham Commodity Strategies LLC (Delaware)	Graham K4D Trading Ltd. (BVI)
Assets:
Due from brokers	$53,235,545	$82,297,556
Derivative financial instruments, at fair value	82,176,566	29,153,756
Exchange membership, at fair value	3,097,200	839,500
Total assets	138,509,311	112,290,812

Liabilities:
Derivative financial instruments, at fair value	-	1,030,902
Total liabilities	-	1,030,902
Net assets	$138,509,311	$111,259,910

Percentage of Master Fund held by GAIT	5.41%	10.29%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of September 30, 2015.

Description	Number of Contracts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC
Derivative financial instruments
Long contracts
Futures
Commodity		$1,655,352	1.19%
Foreign bond		1,164,542	0.84%
Foreign index		(1,412,521)	(1.02)%
Interest rate		10,262,669	7.41%
U.S. bond		6,314,547	4.56%
Total futures		17,984,589	12.98%

Forwards
Foreign currency		(3,739,968)	(2.70)%
Total forwards		(3,739,968)	(2.70)%

Options (cost $136,341,709)
Natural gas European future 12/31/15 $2.80 Put	1	10,219,500	7.38%
Natural gas European future 11/30/2015, $2.40 - $2.70 Put	4	14,566,000	10.52%
Crude oil future 12/31/16, Call $100.00	1	120,000	0.09%
Crude oil future 11/30/15 - 12/31/15, Put $42.50 - $49.00	6	8,768,000	6.33%
Other commodity futures		27,606,625	19.91%
Euro / U.S. dollar 10/16/15 - 01/04/16, $1.14 - $1.35 Call	3	492,350	0.36%
Euro / U.S. dollar 10/12/15 - 01/10/17, $0.95 - $1.11 Put	20	15,664,569	11.31%
Other currency		34,586,916	24.97%
Interest rate futures		5,169,781	3.74%
S&P 500 E-Mini 10/31/15 - 11/30/15, Put $1,775.00 - $1,925.00	4	7,958,750	5.75%
Total options		125,152,491	90.36%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as September 30, 2015.

Description	Number of Contracts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity		$(189,790)	(0.14)%
Foreign index		(211,026)	(0.15)%
Interest rate		(7,778,811)	(5.62)%
U.S. bond		(349,969)	(0.25)%
U.S. index		685,241	0.50%
Total futures		(7,844,355)	(5.66)%

Forwards
Foreign currency		8,595,411	6.21%
Total forwards		8,595,411	6.21%

Options (proceeds $68,927,341)
Natural gas European future 12/31/15 $2.60 Put	1	(10,674,000)	(7.71)%
Natural gas European future 11/30/15 $2.50 Put	1	(9,400,000)	(6.79)%
Natural gas European future 01/31/16 $2.50 Put	1	(462,500)	(0.33)%
Crude oil future 12/31/16, Call $120.00	1	(90,000)	(0.07)%
Crude oil future 11/30/15 - 12/31/15, Put $35.00 - $45.00	5	(2,231,500)	(1.61)%
Other commodity futures		(12,490,921)	(9.02)%
Euro / U.S. dollar 10/15/15 - 01/16/16, $1.15 - $1.25 Call	5	(234,525)	(0.17)%
Euro / U.S. dollar 10/15/15 - 06/06/16, $0.95 - $1.10 Put	10	(4,796,202)	(3.46)%
Other currency		(12,470,814)	(9.00)%
Interest rate futures	3	(2,009,890)	(1.45)%
S&P 500 E-Mini 10/31/15 - 11/30/15, Put $1,675.00 - $1,850.00		(3,111,250)	(2.25)%
Total options		(57,971,602)	(41.86)%
Total derivative financial instruments		$82,176,566	59.33%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of September 30, 2015.

Description	Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd.
Derivative financial instruments
Long contracts
Futures
Commodity		$(579,102)	(0.52)%
Currency		(61,540)	(0.06)%
Foreign bond		7,340,586	6.60%
Foreign index		(219,968)	(0.20)%
Interest rate		5,576,445	5.01%
U.S. bond		4,226,240	3.80%
U.S. index		(984,966)	(0.88)%
Total futures		15,297,695	13.75%

Forwards
Foreign currency		(2,479,036)	(2.23)%
Total forwards		(2,479,036)	(2.23)%

Short contracts
Futures
Commodity		12,495,673	11.23%
Currency		135,612	0.12%
Foreign bond		(221,052)	(0.20)%
Foreign index		1,742,476	1.57%
Interest rate		(35,698)	(0.03)%
U.S. bond		(370,622)	(0.33)%
U.S. index		109,689	0.10%
Total futures		13,856,078	12.46%

Forwards
Foreign currency		1,448,117	1.30%
Total forwards		1,448,117	1.30%
Total derivative financial instruments		$28,122,854	25.28%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the fair value classification of each investment type by Master Fund as of September 30, 2015:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.
Assets
Level 1:
Commodity futures	$11,805,867	$18,313,445
Commodity futures options	61,280,125	-
Currency futures	-	312,558
Foreign bond futures	1,186,313	8,248,765
Foreign index futures	181,269	1,938,068
Interest rate futures	10,984,737	5,576,446
Interest rate futures options	5,169,781	-
U.S. bond futures	6,420,719	4,226,240
U.S. index futures	1,443,429	128,759
U.S. index futures options	7,958,750	-
Total Level 1	106,430,990	38,744,281

Level 2:
Foreign currency forwards	18,805,985	5,236,591
Foreign currency options	50,743,836	-
Total Level 2	69,549,821	5,236,591
Total investment related assets	$175,980,811	$43,980,872

Liabilities
Level 1:
Commodity futures	$(10,340,305)	$(6,396,874)
Commodity futures options	(35,348,921)	-
Currency futures	-	(238,486)
Foreign bond futures	(21,771)	(1,129,231)
Foreign index futures	(1,804,816)	(415,560)
Interest rate futures	(8,500,879)	(35,699)
Interest rate futures options	(2,009,890)	-
U.S. bond futures	(456,141)	(370,622)
U.S. index futures	(758,188)	(1,004,036)
U.S. index futures options	(3,111,250)	-
Total Level 1	(62,352,161)	(9,590,508)

Level 2:
Foreign currency forwards	(13,950,542)	(6,267,510)
Foreign currency options	(17,501,542)	-
Total Level 2	(31,452,084)	(6,267,510)
Total investment related liabilities	$(93,804,245)	$(15,858,018)

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of the Master Funds based on their average quarterly notional amounts and number of contracts for the nine months ended September 30, 2015. The table also displays the fair value of derivative contracts held by the Master Funds at September 30, 2015 categorized by primary underlying risk. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Graham Commodity Strategies LLC
	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$368,344,291	11,978	$(438,427,376)	(12,674)	$11,805,867	$(10,340,305)
Options(a)	499,298,429	69,390	(607,995,979)	(42,586)	61,280,125	(35,348,921)
Swaps	-	-	(9,339,750)	(1,200)	-	-
	867,642,720	81,368	(1,055,763,105)	(56,460)	73,085,992	(45,689,226)
Equity price
Futures	77,981,820	1,141	(151,781,571)	(1,657)	1,624,698	(2,563,004)
Options(a)	40,550,071	2,567	(70,615,101)	(2,367)	7,958,750	(3,111,250)
	118,531,891	3,708	(222,396,672)	(4,024)	9,583,448	(5,674,254)
Foreign currency exchange rate
Forwards	938,622,683	N/A	(1,728,803,278)	N/A	18,805,985	(13,950,542)
Options(a)	1,766,143,868	67	(2,100,119,968)	(77)	50,743,836	(17,501,542)
	2,704,766,551	67	(3,828,923,246)	(77)	69,549,821	(31,452,084)
Interest rate
Futures	12,737,322,515	48,123	(6,955,121,518)	(27,057)	18,591,769	(8,978,791)
Options(a)	3,463,146,077	59,267	(3,240,679,492)	(49,333)	5,169,781	(2,009,890)
Swaps	214,885,923	1	(214,885,923)	(1)	-	-
	16,415,354,515	107,391	(10,410,686,933)	(76,391)	23,761,550	(10,988,681)
Total	$20,106,295,677	192,534	$(15,517,769,956)	(136,952)	$175,980,811	$(93,804,245)

(a)	– Notional amounts for options are based on the delta-adjusted positions.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of the Master Funds based on their average quarterly notional amounts and number of contracts for the nine months ended September 30, 2015. The table also displays the fair value of derivative contracts held by the Master Funds at September 30, 2015 categorized by primary underlying risk. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Graham K4D Trading Ltd.
	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$221,008,572	4,090	$(670,599,303)	(14,318)	$18,313,445	$(6,396,874)
	221,008,572	4,090	(670,599,303)	(14,318)	18,313,445	(6,396,874)

Equity price
Futures	577,100,390	5,937	(113,778,625)	(1,353)	2,066,827	(1,419,596)
	577,100,390	5,937	(113,778,625)	(1,353)	2,066,827	(1,419,596)

Foreign currency exchange rate
Forwards	494,428,900	N/A	(1,021,950,477)	N/A	5,236,591	(6,267,510)
Futures	67,719,166	701	(45,914,038)	(495)	312,558	(238,486)
	562,148,066	701	(1,067,864,515)	(495)	5,549,149	(6,505,996)

Interest rate
Futures	5,907,209,202	30,810	(657,204,049)	(4,086)	18,051,451	(1,535,552)
	5,907,209,202	30,810	(657,204,049)	(4,086)	18,051,451	(1,535,552)
Total	$7,267,466,230	41,538	$(2,509,446,492)	(20,252)	$43,980,872	$(15,858,018)

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

When multiple derivative contracts are held with the same counterparty, the Master Funds will net the contracts in an asset position with the contracts in a liability position when covered by a master netting agreement or similar arrangements, for presentation in the statements of financial condition. The table below displays the amounts at September 30, 2015 by which the fair values of both derivative assets and derivative liabilities were reduced within the Master Funds’ statements of financial condition as a result of this netting. Gross amounts below correspond to the total derivative asset and derivative liability balances categorized by primary underlying risk and product type in the preceding tables. Collateral pledged (received) for derivative assets and liabilities represent the cash amounts which are included in due from brokers on the statements of financial condition. Actual collateral pledged or received by the Master Funds may exceed these amounts.

Description	Gross Amount	Gross Amount Offset in the Statements of Financial Condition	Net Amount Presented in the Statements of Financial Condition	Collateral (Received) / Pledged	Net Amount

Graham Commodity Strategies LLC[1]
Derivative assets	$175,980,811	$(93,804,245)	$82,176,566	$-	$82,176,566
Derivative liabilities	(93,804,245)	93,804,245	-	-	-

Graham K4D Trading Ltd.[2]
Derivative assets	43,980,872	(14,827,116)	29,153,756	-	29,153,756
Derivative liabilities	(15,858,018)	14,827,116	(1,030,902)	1,030,902	-

1 Net derivative asset amount presented in the statement of financial condition are held with three counterparties. The Master Fund did not receive collateral from these counterparties that may have been used to offset these derivative amounts as of September 30, 2015. At September 30, 2015 additional collateral pledged in the amount of $53,235,545 was posted in support of derivative positions and is included in due from brokers on the statement of financial condition.

2 Net derivative asset and liability amounts presented in the statement of financial condition are held with two counterparties. The Master Fund has pledged offsetting collateral to two of these counterparties that is eligible to offset the derivative liability amount as of September 30, 2015. At September 30, 2015 additional collateral pledged in the amount of $81,266,654 was posted in support of derivative positions and is included in due from brokers on the statement of financial condition.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the results of operations of each Master Fund for the three months ended September 30, 2015:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.

Net investment loss	$(4,388)	$(44,412)

Net realized gain (loss) on investments	28,678,398	(41,190,734)
Net increase in unrealized appreciation on investments	11,531,326	43,124,082
Brokerage commissions and fees	(4,912,053)	(258,275)
Net gain on investments	35,297,671	1,675,073
Net income	$35,293,283	$1,630,661

The following table summarizes the results of operations of each Master Fund for the nine months ended September 30, 2015:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.

Net investment loss	$(12,984)	$(84,887)

Net realized gain on investments	89,311,622	68,467,140
Net decrease in unrealized appreciation on investments	(25,911,987)	(26,169,980)
Brokerage commissions and fees	(13,004,452)	(896,587)
Net gain on investments	50,395,183	41,400,573
Net income	$50,382,199	$41,315,686

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the gains and losses on all financial instruments held by the Master Funds reported in net realized gain (loss) and net increase (decrease) in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the three months ended September 30, 2015:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.
Commodity price
Futures	$5,832,368	$27,224,493
Options	6,168,921	-
	12,001,289	27,224,493
Equity price
Equities	(79,600)	(9,750)
Futures	22,739,059	(44,293,069)
Options	(94,463)	-
	22,564,996	(44,302,819)
Foreign currency exchange rate
Forwards	19,333,324	6,874,220
Futures	-	343,341
Options	(6,894,004)	-
	12,439,320	7,217,561
Interest rate
Futures	(1,568,765)	11,794,113
Options	(2,181,313)	-
Swaps	(3,045,803)	-
	(6,795,881)	11,794,113
Total	$40,209,724	$1,933,348

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the gains and losses on all financial instruments held by the Master Funds reported in net realized gain (loss) and net increase (decrease) in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the nine months ended September 30, 2015:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.
Commodity price
Futures	$(9,017,587)	$(13,683,910)
Options	(7,297,033)	-
Swaps	3,572,250	-
	(12,742,370)	(13,683,910)
Equity price
Equities	(42,300)	(218,000)
Futures	31,452,562	8,850,283
Options	1,230,730	-
	32,640,992	8,632,283
Foreign currency exchange rate
Forwards	48,336,335	32,689,108
Futures	-	6,148,272
Options	3,848,412	-
	52,184,747	38,837,380
Interest rate
Futures	(3,138,720)	8,511,407
Options	(824,774)	-
Swaps	(4,720,240)	-
	(8,683,734)	8,511,407
Total	$63,399,635	$42,297,160

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

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2014.

Description	Number of Contracts /Notional Amounts		Fair Value	Percentage of Members’ Capital of Master Fund
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

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC

GAIT invests a portion of its excess liquidity in Cash Assets, an entity for which the Manager is also the sole investment advisor. Cash Assets commenced operations on June 22, 2005, and was formed as a Delaware Limited Liability Company for the purpose of consolidating investment activity of multiple funds managed by the Manager. Its objective is to preserve capital while enhancing return on cash balances and providing daily liquidity. It invests in debt obligations guaranteed by the U.S. federal government which range in maturity from one to twenty-seven months. Cash Assets also maintains cash and cash equivalents on deposit with major U.S. institutions. Cash Assets values all fixed income securities at amortized cost which approximates fair value. GAIT’s investment in Cash Assets is valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP based upon GAIT’s proportionate share of Cash Assets’ reported net asset value. GAIT records its proportionate share of Cash Assets’ investment income and expenses on a monthly basis. For the three and nine months ended September 30, 2015, the total amount recognized by GAIT with respect to its investment in Cash Assets was $146,750 and $390,857, respectively. For the three and nine months ended September 30, 2014, the total amounts recognized by GAIT with respect to its investment in Cash Assets were $77,478 and $252,848, respectively. These amounts are included in interest income in the statements of operations and incentive allocation. At September 30, 2015 and December 31, 2014, GAIT owned approximately 4.66% and 4.79%, respectively, of Cash Assets. The following table summarizes the financial position of Cash Assets as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Assets:
Cash and cash equivalents	$921,854,812	$1,074,800,890
Investments in fixed income securities (cost $2,386,257,470 and $2,173,381,831, respectively)	2,386,257,470	2,173,381,831
Accrued interest receivable	5,953,513	4,912,030
Total assets	3,314,065,795	3,253,094,751

Liabilities:
Other liabilities	-	-
Total liabilities	-	-
Net assets	$3,314,065,795	$3,253,094,751

The following table summarizes the results of operations of Cash Assets for the three and nine month periods ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Investment income
Interest income	$3,079,399	$1,403,319	$7,856,426	$5,058,145
Total investment income	3,079,399	1,403,319	7,856,426	5,058,145

Expenses:
Bank fee expense	8,899	5,866	26,139	33,082
Total expenses	8,899	5,866	26,139	33,082
Net investment income	3,070,500	1,397,453	7,830,287	5,025,063
Net income	$3,070,500	$1,397,453	$7,830,287	$5,025,063

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

The following represents the condensed schedule of investments of Cash Assets as of September 30, 2015:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (cost $2,386,257,470)
United States
Government Bonds (cost $2,386,257,470)
U.S. Treasury 0.25% – 2.75% due 10/15/15 – 12/31/17	$2,375,000,000	$2,386,257,470	72.00%
Total Government Bonds		2,386,257,470	72.00%
Total United States		2,386,257,470	72.00%
Total Investments in Fixed Income Securities		$2,386,257,470	72.00%

The following represents the condensed schedule of investments of Cash Assets as of December 31, 2014:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (cost $2,173,381,831)
United States
Government Bonds (cost $2,173,381,831)
U.S. Treasury 0.25% – 4.00% due 01/15/15 – 1/31/17	$2,165,000,000	$2,173,381,831	66.81%
Total Government Bonds		2,173,381,831	66.81%
Total United States		2,173,381,831	66.81%
Total Investments in Fixed Income Securities		$2,173,381,831	66.81%

Cash Assets reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP. The following table shows the fair value classification of each investment type held by Cash Assets as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Assets
Level 2:
Fixed income securities
Government Bonds	$2,386,257,470	$2,173,381,831
Total fixed income securities	2,386,257,470	2,173,381,831
Total Level 2	2,386,257,470	2,173,381,831
Total assets	$2,386,257,470	$2,173,381,831

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

6. Fees and Related Party Transactions

Advisory Fees

For the nine months ended September 30, 2015 and 2014 each Class of GAIT other than Class M pays the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate equal to 1.75% of the Net Asset Value of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is effected with respect to Units of such Class during the month.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

6. Fees and Related Party Transactions (continued)

Sponsor Fees

For the nine months ended September 30, 2015 and 2014, each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Net Asset Value specified in the table below. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee.

Class	Annual Rate

Class 0	0.75%
Class 2	2.75%

Incentive Allocation

At the end of each calendar quarter, the Manager will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced effective as of the date of any redemption of any Units of such class by multiplying the loss carryforward by the ratio that the amount of assets redeemed from such class bears to the net assets of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made to the Manager. The Incentive Allocation was $2,920,022 and $0 for the nine months ended September 30, 2015 and 2014, respectively.

Administrator’s Fee

For the nine months ended September 30, 2015 and 2014, GAIT paid SEI a monthly administrator’s fee based on GAIT’s net asset value, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, incurred by GAIT for the nine months ended September 30, 2015 and 2014 were $184,141 and $160,567, respectively, of which $19,836 and $19,956 was accrued as of September 30, 2015 and 2014, respectively.

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

8. Financial Highlights

The following is the per unit operating performance calculation for the three month periods ended September 30, 2015 and 2014:

	Class 0	Class 2
Per unit operating performance
Net asset value per unit, June 30, 2014	$115.00	$87.73
Net income:
Net investment loss	(0.81)	(1.07)
Net gain on investments	17.42	13.23
Net income	16.61	12.16
Net asset value per unit, September 30, 2014	$131.61	$99.89

Net asset value per unit, June 30, 2015	$149.49	$112.66
Net income:
Net investment loss	(0.93)	(1.29)
Net gain on investments	2.07	1.57
Net income	1.14	0.28
Net asset value per unit, September 30, 2015	$150.63	$112.94

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

8. Financial Highlights (continued)

The following represents ratios to average members’ capital, excluding the Managing Member, and total return for the three month periods ended September 30, 2015 and 2014:

	Class 0		Class 2
	2015	2014	2015	2014

Total return before Incentive Allocation	0.76%	14.44%	0.25%	13.86%
Incentive Allocation	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	0.76%	14.44%	0.25%	13.86%

Net investment loss before Incentive Allocation	(0.62)%	(0.68)%	(1.14)%	(1.18)%
Incentive Allocation	0.00	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(0.62)%	(0.68)%	(1.14)%	(1.18)%

Total expenses before Incentive Allocation	0.70%	0.73%	1.23%	1.24%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	0.70%	0.73%	1.23%	1.24%

The following is the per unit operating performance calculation for the nine month periods ended September 30, 2015 and 2014:

	Class 0	Class 2
Per unit operating performance
Net asset value per unit, December 31, 2013	$127.72	$98.41
Net income:
Net investment loss	(2.33)	(3.17)
Net gain on investments	6.22	4.65
Net income	3.89	1.48
Net asset value per unit, September 30, 2014	$131.61	$99.89

Net asset value per unit, December 31, 2014	$149.37	$113.58
Net income (loss):
Net investment loss	(2.97)	(4.02)
Net gain on investments	4.23	3.38
Net income (loss)	1.26	(0.64)
Net asset value per unit, September 30, 2015	$150.63	$112.94

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

8. Financial Highlights (continued)

The following represents ratios to average members’ capital, excluding the Managing Member, and total return for the nine month periods ended September 30, 2015 and 2014:

	Class 0		Class 2
	2015	2014	2015	2014

Total return before Incentive Allocation	2.62%	3.05%	1.01%	1.50%
Incentive Allocation	(1.78)	0.00	(1.58)	0.00
Total return after Incentive Allocation	0.84%	3.05%	(0.57)%	1.50%

Net investment loss before Incentive Allocation	(1.93)%	(1.96)%	(3.47)%	(3.49)%
Incentive Allocation	(1.72)	0.00	(1.60)	0.00
Net investment loss after Incentive Allocation	(3.65)%	(1.96)%	(5.07)%	(3.49)%

Total expenses before Incentive Allocation	2.16%	2.13%	3.70%	3.65%
Incentive Allocation	1.72	0.00	1.60	0.00
Total expenses after Incentive Allocation	3.88%	2.13%	5.30%	3.65%

Total return is calculated for Class 0 and Class 2 units taken as a whole. Total return is calculated as the change in total members’ capital, excluding that of the Managing Member, adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for the Class 0 and Class 2 units taken as a whole and include amounts from GAIT and net investment loss and expenses allocated from Master Funds and investment income from Cash Assets. The computation of such ratios is based on the amount of net investment loss, total expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of members’ capital of GAIT, excluding that of the Managing Member, for the three and nine month periods ended September 30, 2015 and 2014.

9. Subsequent Events

GAIT had subscriptions of approximately $3.5 million and redemptions of approximately $2.2 million from October 1, 2015 through November 16, 2015, the date through which subsequent events were evaluated by management. These amounts have not been included in the financial statements.

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

For the three months ended September 30, 2015 the Blended Strategies Portfolio’s net asset value increased by $1,381,581 or 1.8%. The net increase in the Blended Strategies Portfolio was attributable to total subscriptions of $1,614,300 or 2.1% and net income of $487,756 or 0.6% partially offset by redemptions totaling $720,475 or -0.9%, for the period.

For the nine months ended September 30, 2015 the Blended Strategies Portfolio’s net asset value increased by $767,536 or 1.0%. The net increase in the Blended Strategies Portfolio was attributable to total subscriptions of $4,288,894 or 5.5% and net income of $360,183 or 0.5% partially offset by redemptions totaling $3,881,541 or -5.0%, for the period.

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

2015 Summary

Three Months Ended September 30, 2015

For the three months ended September 30, 2015, the Blended Strategies Portfolio experienced net trading gains of $1,212,745. The trading results are attributable to the following sectors:

Agriculture / Softs	$(782,393)
Base metals	967,268
Energy	1,151,024
Equities	(1,692,308)
Foreign exchange	771,371
Long term / Intermediate rates	81,380
Precious metals	422,833
Short term rates	293,570
$1,212,745

The Blended Strategies Portfolio recorded a net gain for the third quarter of 2015. The Portfolio recorded gains from positions in commodity futures, particularly in energy and metals. In foreign exchange, trading commodity currencies versus the U.S. dollar contributed to the overall profits. In fixed income futures, the Portfolio recorded gains from positions on the short end of the yield curve in the U.S. and on the long end of the yield curve in Europe and Asia. Losses in equity index futures, most notably from long positions in Asian and European benchmark indices, offset a portion of the Portfolio’s gains for the quarter.

Advisory, Sponsor, and Administrator’s Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the three months ended September 30, 2015 Advisory Fees increased by $67,986 or 23.9%, Sponsor Fees increased by $47,710 or 22.6%, and Administrator’s Fees increased by $5,590 or 24.9% in the Fund over the corresponding period of the preceding year. These increases are all attributable to higher net assets of the portfolio when compared to the same period in 2014. During the same period, interest income increased by $34,544 or 104.8%. Interest was earned on free cash at an average annualized yield of 0.40% for the three months ended September 30, 2015 compared to 0.26% for the same period in 2014.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the three months ended September 30, 2015 and 2014 the portfolio has not yet recovered previous losses. As a result, there was no Incentive Allocation for those periods.

Index
Nine Months Ended September 30, 2015

For the nine months ended September 30, 2015, the Blended Strategies Portfolio experienced net trading gains of $3,972,580. The trading results are attributable to the following sectors:

Agriculture / Softs	$(1,142,312)
Base metals	406,207
Energy	136,548
Equities	1,346,747
Foreign exchange	3,707,921
Long term / Intermediate rates	(349,936)
Precious metals	(518,716)
Short term rates	386,121
$3,972,580

The Blended Strategies Portfolio posted a net gain through the third quarter of 2015. The Portfolio recorded gains from foreign exchange trading, most notably from a long bias in the U.S. dollar versus the euro and commodity currencies. Gains also resulted from positions in equity index futures, particularly in Asia and Europe. Profits in European fixed income futures were offset by losses in the U.S. and Australia. In commodity futures, losses in agricultural commodities, most notably in soybeans and corn, offset the gains in metals and energy, in particular aluminum and crude oil.

Advisory, Sponsor, and Administrator’s Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the nine months ended September 30, 2015 Advisory Fees increased by $197,165 or 22.5%, Sponsor Fees increased by $140,557 or 22.0%, and Administrator’s Fees increased by $17,659 or 26.1% in the Fund over the corresponding period of the preceding year. These increases are all attributable to higher net assets of the portfolio as compared to the same period in 2014. During the same period, interest income increased by $74,397 or 69.9%. Interest was earned on free cash at an average annualized yield of 0.34% for the nine months ended September 30, 2015 compared to 0.25% for the same period in 2014.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the nine months ended September 30, 2015 the Incentive Allocation increased by $1,369,198. This was the result of a higher net gain before incentive allocation for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. For the nine months ended September 30, 2014, the portfolio had not yet recovered previous losses. As a result, there was no Incentive Allocation for that period.

The following table illustrates the sector distribution of the Fund’s investments in Master Funds as of September 30, 2015 based on the fair value of the underlying assets and liabilities in each Master Fund including both long and short positions. Positive percentages represent net assets whereas negative percentages represent a net liability.

Agriculture / Softs	7.9%
Base metals	3.2%
Energy	19.8%
Equities	3.3%
Foreign exchange	16.2%
Long term / Intermediate rates	28.4%
Precious metals	8.0%
Short term rates	13.2%
100.0%

Index
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

Blended Strategies Portfolio
September 30, 2015	10.88%
December 31, 2014	12.51%
September 30, 2014	18.14%

Other than any potential market-imposed limitations on liquidity, the Fund’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Fund’s futures trading. Through September 30, 2015, the Fund experienced no meaningful periods of illiquidity in any of the markets traded by the Manager on behalf of the Fund.

Index
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

Index
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

Based on their evaluation as of September 30, 2015, the Manager, along with the Manager’s principal executive officer and principal financial officer, has concluded that the Manager’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) with respect to the Fund were effective.

Changes in Internal Control Over Financial Reporting

There were no changes to the Fund’s internal controls over financial reporting during the third quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal controls over financial reporting.

Index
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 1A.	Risk Factors
Not Required

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2015, the Fund issued 13,196.414 Units in exchange for $1,614,300 with respect to the Blended Strategies Portfolio, in each case in a transaction that was not registered under the Securities Act of 1933, as amended (the “Act”). The Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Act and Rule 506 of Regulation D promulgated thereunder. All purchasers of the Units were accredited investors, as that term is defined under Rule 501 of Regulation D.

The following chart sets forth the purchases of Units of the Fund.

Period (as of)	Blended Strategies Portfolio Total Number of Units Issued
July 1, 2015	7,183.257
August 1, 2015	3,384.403
September 1, 2015	2,628.754

Issuer Purchases of Units

Date	(a) Total Number of Units Purchased[1]	(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs
July 31, 2015	1,186.476	122.03	N/A	N/A
August 31, 2015	681.993	148.49	N/A	N/A
September 30, 2015	3,440.611	137.89	N/A	N/A
TOTAL	5,309.080	135.71	N/A	N/A

1 Represents number of Units redeemed by Members of the Fund in accordance with the LLC Agreement.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Mine Safety Disclosures – None

Item 5.	Other Information – None

Index
Item 6.	Exhibits

** 3.1	Certificate of Formation of Graham Alternative Investment Fund II LLC
* 3.2	Amendment to Certificate of Formation of Graham Alternative Investment Fund II LLC
* 4.1	Amended and Restated Limited Liability Company Agreement of Graham Alternative Investment Fund II LLC
** 10.1	Form of Subscription Agreement
** 10.2	Form of Placement Agreement
*** 10.10	Safekeeping Account Agreement between Graham Cash Assets LLC and Bank of America, N.A.
**** 31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of Principal Executive Officer)
**** 31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer)
**** 32.1	Section 1350 Certification (Certification of Chief Operating Officer and Chief Financial Officer)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated by reference to the Fund’s Form 8-K previously filed on April 11, 2013

**	Incorporated by reference to the Fund’s Form 10 previously filed on April 30, 2010

***	Incorporated by reference to the Fund’s Form 10/A previously filed on September 3, 2010

****	Filed herewith

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 16, 2015	GRAHAM ALTERNATIVE INVESTMENT FUND II LLC
BLENDED STRATEGIES PORTFOLIO

	By:	GRAHAM CAPITAL MANAGEMENT, L.P.
its Manager

By: /s/ Paul Sedlack
Paul Sedlack, Principal Executive Officer
By: /s/ Brian Douglas
Brian Douglas, Chief Financial Officer