Form 10-K
period 2015-12-31
GRAHAM ALTERNATIVE INVESTMENT FUND II LLC
filed 2016-03-30
CIK 1461237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐       No ☑

Units of the Blended Strategies Portfolio with an aggregate value of $77,932,202 were outstanding and held by non-affiliates as of June 30, 2015.

As of March 1, 2016, 556,145.282 Units of the Blended Strategies Portfolio were outstanding.

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

GAIF II invests in Graham Alternative Investment Ltd., a British Virgin Islands business company (the “Offshore Feeder”).  The Offshore Feeder is designed to prevent investors in the Fund that are not subject to U.S. federal income tax from realizing “unrelated debt-financed income” or “unrelated business taxable income,” as each term is defined in the Internal Revenue Code of 1986, as amended, with respect to the investor’s investment in the Fund.  Assets invested in the Blended Strategies Portfolio will be invested by the Offshore Feeder in Graham Alternative Investment Trading LLC (“GAIT”) and assets invested in the Systematic Strategies Portfolio will be invested by the Offshore Feeder in Graham Alternative Investment Trading II LLC (“GAIT II”), each of which is a Delaware limited liability company (“the Feeder Funds”). Trading on behalf of the Fund will be conducted in separate master funds (in a “master-feeder” fund structure) managed by the Manager, with the exception of the Systematic Strategies Portfolio in which trading is conducted in Graham Alternative Investment Trading II LLC. Prior to its closing, all assets invested in the Discretionary Strategies Portfolio were invested by the Offshore Feeder in Graham Alternative Investment Trading III LLC (“GAIT III”), a Delaware limited liability company.  For the purposes of this report, the term “Fund” shall include each of GAIF II, the Feeder Funds and the master funds in which they invest, unless the context implies otherwise.  Graham Capital Management, L.P. (the “Manager”) is the Fund’s manager and the investment advisor to the Fund.

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

Each portfolio of the Fund consists of multiple trading strategies of the Manager, which the Manager has combined in an effort to diversify the investment exposure of each portfolio and to make the performance returns of each portfolio less volatile and more consistently profitable. The Manager seeks to combine in each portfolio investment strategies that trade in different markets and display relatively low correlation to each other.  Through such composition, the Manager aims to provide each portfolio with the potential to make profits and have strong risk-adjusted returns in both rising and falling markets and during both expanding and recessionary economic cycles.  In discretionary programs, a trader determines trades subjectively based on his personal assessment of trading data and trading experience, while in systematic programs, trades are based almost entirely on computerized mathematical models. The Fund, at all times, will look primarily to commodity interests as its principal intended source of gains and anticipates that at all times commodity interests will present the Fund’s primary risk of loss, and the Fund will not acquire any financial instrument or enter into any financial transaction if to do so would cause the Fund to look to securities as its principal intended source of gains or anticipate that securities will present the Fund’s primary risk of loss. Examples of the types of instruments that the Fund may trade by market include, but are not limited to:

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

Under the Limited Liability Company Agreement of GAIF II (the “Company Agreement”), the Manager has complete and exclusive responsibility for management and administration of the affairs of GAIF II.  The Manager is currently registered as a commodity pool operator (“CPO”) and commodity trading advisor (“CTA”) with the Commodity Futures Trading Commission (“CFTC”) as an investment adviser with the Securities and Exchange Commission, and is a member of the National Futures Association (“NFA”).  GAIF II is not required to be, and is not, registered under the Investment Company Act of 1940, as amended. Investors purchasing units of interests (the “Units”) in GAIF II have no rights to participate in the management of the Fund.  Units are sold through dealers that are not affiliated with the Fund or the Manager.

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

As of February 28, 2015, the aggregate Net Asset Value (as defined below under “Allocation of Profit and Loss”) of the Units in GAIF II was $82,662,527. GAIF II operates on a calendar fiscal year.

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

Capital contributions by a single subscriber for any Class of Units, upon acceptance of the subscriber as a member, represent a single interest in GAIF II for that subscriber’s respective Class of Units. A Unit of each Class reflects a member’s interest in GAIF II’s net assets with respect to the Class of Units owned by the member. Although separate Classes of Units in a portfolio are offered, all capital contributions to a particular portfolio are pooled by GAIF II and invested in GAIT or GAIT II as applicable. Units may be purchased only by investors who qualify as accredited investors under Regulation D of the Securities Act of 1933 (“Securities Act”). The principal differences among the separate Classes of Units within the same portfolio are their fees. Holders of Units, regardless of which Class of a portfolio they hold, participate pro rata in the profits and losses of that portfolio in proportion to the Net Asset Value of the Class and have identical rights, as members, under the Company Agreement.

Members
(US Non –Taxable Investors)
Units
GRAHAM ALTERNATIVE INVESTMENT FUND II LLC
Blended Strategies Portfolio
Systematic Strategies Portfolio
Class 0
Class 2
Class 0
Class 2
LLC Operating Agreement
MANAGER Graham Capital Management, L.P.
Graham Alternative Investment Ltd.
Blended Strategies Portfolio
Systematic Strategies Portfolio
Class 0
Class 2
Class 0
Class 2
GRAHAM ALTERNATIVE INVESTMENT TRADING LLC
Class 0
Class 2
GRAHAM ALTERNATIVE INVESTMENT TRADING II LLC
Class 0
Class 2
Cash Management Master Funds or Managed Accounts
DTP Master Funds or Managed Accounts
Systematic Program Master Funds or Managed Accounts

(ii)	The Manager

The Manager was organized in May 1994 as a Delaware limited partnership. The general partner of the Manager is KGT, Inc., a Delaware corporation of which Kenneth G. Tropin is the sole director and sole shareholder.  KGT, Inc. became a listed Principal of the Manager effective July 27, 1994. The Manager has been registered as a CPO and CTA under the Commodity Exchange Act (“CEA”) and has been a member of the NFA since July 27, 1994. As of March 1, 2016, the Manager has approximately 195 personnel and manages assets of over $12 billion.  The Manager’s principal office is located at 40 Highland Avenue, Rowayton, Connecticut 06853 and its telephone number is (203) 899-3400.  An affiliate of the Manager, Graham Capital LLP, has an office in London, England.

(iii)	The Trading Program

The Fund offers two separate portfolios, each representing a different investment program:  the Blended Strategies Portfolio and the Systematic Strategies Portfolio. The Manager strives to combine various trading strategies within each portfolio in order to diversify the investment exposure of each portfolio and reduce its dependence on any single trading strategy.  The Manager also seeks trading strategies that have low correlation to each other in an effort to make the performance returns of each portfolio, so far as is practicable, less volatile and more consistently profitable.  The Manager’s Investment Committee, which is comprised of Kenneth G. Tropin, Pablo Calderini, Paul Sedlack, Robert E. Murray, William Pertusi, Barry S. Fox, Brian Douglas, Thomas P. Schneider, James A. Medeiros, Julia Coronado, and James Hochman makes decisions with respect to the selection of strategies traded on behalf of the Fund.

Biographical information regarding the members of the Investment Committee is set forth below.

Kenneth G. Tropin, 62, is the Chairman and the founder of the Manager. In May 1994, he founded the Manager and became an Associated Person and Principal effective July 27, 1994. Mr. Tropin is responsible for the overall management of the organization, including the investment of its proprietary trading capital.

Pablo Calderini, 51, is the Chief Investment Officer of the Manager and is responsible for the management and oversight of the discretionary trading business and portfolio managers at the Manager.  He joined the Manager in August 2010 and became an Associated Person and Principal of the Manager effective August 13, 2010. Prior to joining the Manager, Mr. Calderini worked at Deutsche Bank from June 1997 to July 2010 where he held positions of increasing responsibility, most recently the Global Head of Equity Proprietary Trading. Mr. Calderini commenced his career at Deutsche Bank as Global Head of Emerging Markets.  During his tenure at Deutsche Bank, Mr. Calderini also helped manage several groups across the fixed income and equity platforms, including the Global Credit Derivatives Team.  Mr. Calderini received a B.A. in Economics from Universidad Nacional de Rosario in 1987 and a Masters in Economics from Universidad del Cema in 1988, each in Argentina.

Paul Sedlack, 55, is the Chief Operating Officer, Vice Chairman, and the General Counsel of the Manager. He joined the Manager in June 1998 and became an Associated Person of the Manager effective November 20, 1998 and a Principal on August 21, 1998. He oversees the operation of the finance and administration departments and is also responsible for all legal and compliance matters. Mr. Sedlack received a J.D. from Cornell Law School in 1986 and an M.B.A. in Finance in 1983 and B.S. in Engineering in 1982 from State University of New York at Buffalo.

Robert E. Murray, 55, is the Chief Executive Officer of the Manager and is responsible for the management and oversight of client services, quantitative trading, and technology and risk management at the Manager. He joined the Manager in June 2003 and became an Associated Person and Principal of the Manager effective June 27, 2003. Mr. Murray received a Bachelor’s Degree in Finance from Geneseo State University in 1983.

William Pertusi, 55, is the Chief Risk Officer of the Manager, responsible for identifying, monitoring and acting upon financial risks relative to financial returns in the Manager’s diverse trading strategies. He became an Associated Person of the Manager effective July 24, 2006 and a Principal on November 28, 2006. Prior to joining the Manager in April 2006, Mr. Pertusi held the positions of Director and Risk Manager at SAC Capital Advisors LLC, an investment management firm, from July 2004 to April 2006. From July 2002 to July 2004, he was employed as a Portfolio Manager at SAC specializing in Mortgage Backed Securities. Mr. Pertusi was an associated person of SAC from June 2003 to June 2006 and a principal from June 2003 to May 2005. Mr. Pertusi received a B.S. in Electrical Engineering from Lehigh University in 1983, an M.B.A. from Harvard in 1987, and an M.S. in Mathematics from Fairfield University in 2006.

Barry S. Fox, 52, is Director of Research of the Manager. He became an Associated Person of the Manager effective November 10, 2000 and a Principal on November 15, 2007. Mr. Fox joined the Manager in August 2000 as a portfolio manager and developed several quantitative trading programs. In May 2005, he joined the Manager’s Research Department, and in October 2005 was appointed Co-Associate Director of Research. Mr. Fox was appointed Director of Research in April 2007. Mr. Fox received a B.S. in Business Administration from State University of New York at Buffalo in 1986.

Brian Douglas, 42, C.P.A., is the Chief Financial Officer of the Manager. He became an Associated Person of the Manager effective February 1, 2013 and a Principal on April 1, 2013. In July 2004, he joined the Manager as Manager of Financial Reporting and became Director of Financial Reporting in April 2008. He received his B.A. in accounting from Western Connecticut State University in May 1996.

Thomas P. Schneider, 53, is an Executive Vice President and the Chief Trader of the Manager. He joined the Manager in June 1994 and became an Associated Person of the Manager effective September 12, 1994 and a Principal on November 30, 1995. He is responsible for managing the Manager’s quantitative futures and foreign exchange trade execution, including all of its core and short term quantitative trading strategies, and developing and maintaining relationships with independent executing brokers and futures commission merchants (“FCMs”). Mr. Schneider graduated from the University of Notre Dame in 1983 with a B.B.A. in Finance and received his Executive M.B.A. from the University of Texas at Austin in 1997.

James A. Medeiros, 42, is a Senior Managing Director of the Manager responsible for the firm’s Investor Relations group. He joined the Manager in July 2009 and became an Associated Person of the Manager effective July 21, 2009 and a Principal on February 7, 2013. Prior to joining the Manager, Mr. Medeiros was a member of the Investor Relations group at Moore Capital Management, L.P., a hedge fund manager, from August 2003 to July 2009, where he managed relationships with a wide variety of institutional and private clients. Mr. Medeiros received a Bachelor of Science from the Edmund A. Walsh School of Foreign Service at Georgetown University in 1996, and received an M.B.A. from the Wharton School at the University of Pennsylvania in 2003.

Julia Coronado, 47, is Chief Economist of the Manager, specializing in fiscal and monetary policy. She became an Associated Person of the Manager effective July 10, 2014. Prior to joining the Manager in May 2014, Ms. Coronado was Chief Economist and Managing Director for the global market economics team at BNP Paribas from July 2009 to April 2014. Prior to joining BNP Paribas, Ms. Coronado was a Senior U.S. Economist at Barclays Capital from January 2006 to July 2009, where she helped formulate the forecast of the U.S. economy and Fed policy. Ms. Coronado received a B.S. in Economics from the University of Illinoi at Urbana-Champaign in 1991 and Ph.D. in Economics from the University of Texas in 1997.

James M. Hochman, 49, is the Chief Executive of Graham Capital LLP since March 2011. From April 2011 to May 2014 he had also been a discretionary trader for the entity. He is authorized by the UK Financial Conduct Authority as an approved person of Graham Capital LLP and is currently a member of the Manager’s Risk and Investment Committees. Prior to coming to Graham Capital LLP, Mr. Hochman was a portfolio manager at FrontPoint Emerging Markets Macro Fund, an investment management firm, from March 2010 to February 2011. Mr. Hochman received a B.A. in Political Science from Columbia University in May 1987 and a Masters of International Affairs from Columbia University in May 1989.

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

Northern Trust International Banking Corporation serves as the Fund’s banker for purposes of receiving subscription funds, disbursing redemption payments and processing cash transactions not directly related to the Fund’s portfolio.

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

GAIF II currently has no direct arrangement with any futures commission broker; rather each master fund that trades on behalf of the Fund may have its separate clearing arrangements with a futures broker.   At present, Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce Fenner & Smith Incorporated, and Newedge USA, LLC are the primary futures clearing brokers for the master funds, but neither the Fund nor the master funds are required or under any contractual obligation to continue to employ them as futures clearing brokers (together with additional or replacement clearing brokers the Manager may select from time to time without notice to investors, the “Futures Brokers”).  The Manager is authorized to determine the Futures Brokers (or the counterparty, if concerning a foreign currency or swap transaction) to be used for each portfolio transaction for the Fund.  The Manager is not affiliated with any futures commission merchant or broker-dealer.

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

Bolsa de Mercadorias and Futuros
Borsa Italiana Idem
Eurex Exchange
EURONEXT/London International Financial Futures and Options Exchange
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

The Fund expects to earn interest on cash not required to be posted as margin for its trading.  Cash not required by the Fund’s investment programs for trading is currently invested by the Manager in a separate cash management master fund, Graham Cash Assets LLC (“Cash Assets”), managed by the Manager.  The Fund pays the Manager no additional fees for managing the Fund’s assets invested in Cash Assets.  It is currently anticipated that on average between 70% and 90% of the assets of each portfolio will be invested in Cash Assets. Various investment funds managed by the Manager and other entities affiliated with the Manager may invest in Cash Assets and each such entity bears its proportional share of the operating expenses of Cash Assets. Cash Assets may pay some third-party fees to unaffiliated custodians or managers in connection with the management of its portfolio, which fees will effectively be borne pro rata by all investment vehicles that invest in Cash Assets. Cash Assets may deposit a portion of its assets in an interest bearing bank account with Bank of America N.A. or other banks or in brokerage accounts, or it may purchase securities which are direct obligations of or obligations guaranteed as to principal or interest by the United States (e.g. U. S. Treasury Bills or Bonds), or other securities issued or guaranteed by corporations in which the United States has a direct or indirect interest (e.g., U.S. government agency securities) which have been designated pursuant to section 3(a)(12) of the Securities Exchange Act of 1934 as exempted securities. The Fund may invest in other cash management master funds managed by the Manager in the future or it may manage its cash directly either through deposit accounts at banks or by purchasing those types of securities described above that are currently purchased by Cash Assets.

In addition to exchange-traded futures contracts and swaps, the Fund trades spot and forward contracts on foreign currencies and, to a lesser degree, OTC swap and derivatives contracts, currently the only non-CFTC regulated instruments the Fund anticipates trading. The Manager estimates that 20-60% of the Fund’s trades for each portfolio may be in forward contracts and 5-15% in swap contracts, but depending on market conditions, the percentage of each portfolio’s trades constituted by forward or swap contracts may fall substantially outside that range. Bank of America, N.A. and Barclays currently serve as the Fund’s primary counterparties for foreign currency forward transactions. All of the Fund’s assets, funds, securities, and other property held by Bank of America, N.A. or Barclays as a Fund counterparty, and any other bank or broker-dealer acting as a foreign currency forward counterparty or OTC swap counterparty of the Fund are held as security or collateral for the Fund’s obligations to such entity.  As the forward and OTC swap markets currently are unregulated, the Fund bears additional risks (e.g., the credit risk of trading with counterparties) not present in exchange-traded futures and swaps trading. Under the Dodd–Frank Wall Street Reform and Consumer Protection Act, the CFTC, sometimes together with the Securities and Exchange Commission (the “SEC”), has enacted regulations to govern these contracts and requires many of them to be cleared through an exchange or clearinghouse.

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

Each Class 0 of the Fund pays the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of 0.75% of its Net Asset Value and each Class 2 of the Fund pays the Manager a Sponsor Fee and an annual rate of 2.75% of its Net Asset Value, in each case payable monthly in arrears, determined in the same manner as the Advisory Fee.

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

Impact of Financial Industry Regulation is Uncertain but May Impact the Fund’s Operations.  The Dodd-Frank Wall Street Reform and Consumer Protection Act contains a number of provisions intended to limit systemic risk in the financial services industry. The act’s provisions have sought to increase regulatory oversight and supervision of both bank and nonbank entities in the financial services sector. Under the act, Federal regulators have been tasked to develop rules designed to effect the act’s purposes, and in many respects this rulemaking has been and will continue to be extensive. The effect of such rulemaking on the financial services industry is as yet not fully capable of being known.  In particular as it relates to the Fund’s operations, as tasked by the act, the SEC and the CFTC have proposed and/or adopted rules and regulations relating to the over-the-counter derivatives market that are designed, among other things, to address capital and margin requirements, mandatory clearing, the operation of execution facilities and data repositories, business conduct standards for swap dealers, and transparency for transactional information.  It continues to be unclear at this time how these rules will alter the operation of the markets in which the Fund operates or affect the operations of the Fund.

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

The Manager Manages Other Accounts.  The Manager acts as general partner or trading manager to investment funds and other managed accounts that have investment objectives and methodologies similar to those of the Fund. As of March 1, 2016, the Manager acts as general partner or trading manager to 46 investment funds or managed accounts to which outside investors contribute capital, including the Funds. Of these, 46 investment funds or managed accounts, 40 employ a systematic trading program identical to, or substantially similar to, that traded for the Systematic Strategies Portfolio and 6 employ a discretionary trading program similar to DTP, differing primarily in that they trade securities. The Manager may also receive higher fees for managing certain of these accounts. The Manager and its principals may trade for their own accounts in the same markets in which the Fund trades and such accounts may take positions that are opposite, or ahead of, positions taken for the Fund. Fund investors will not be permitted to inspect the records of such proprietary accounts or the written policies related to such trading. The Manager and its principals also may manage other accounts in the future.  All of the foregoing accounts may be aggregated for purposes of determining applicable position limits, and may take the same or different positions as the Fund.

With respect to the discretionary strategies traded for DTP, all of the Manager’s trading for the discretionary strategy is conducted through a single master fund.  This structure generally eliminates the need for trade allocation procedures, which would otherwise be the case if trading for each strategy was conducted for multiple accounts. In certain limited instances, a discretionary trader may trade for more than one investment strategy, each of which is traded for a separate master fund. In such cases, the trader may only designate which trades are allocable to more than one account, and thereafter the trades are allocated between an array of accounts using a systematic non-discretionary process. The Manager closely reviews the capacity levels of each master fund traded for DTP to ensure that all funds that utilize DTP or a trading program similar to DTP can invest in the master funds at the levels designated by the Investment Committee. To date, the master funds have not experienced capacity limits that would impact the operations of the funds that invest in them; however, no assurance can be given that in the future one or more master funds will not experience capacity limits, which would require the Manager to limit the participation of one or more funds in the affected master funds.

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

Reporting

The Fund is required to furnish audited annual reports to its members containing financial statements examined by the Fund’s independent registered public accounting firm. The Fund is also required to provide members with monthly performance updates and monthly unaudited financial statements.

Regulation

The Manager has been registered as a CPO and CTA under the CEA, and as an investment adviser with the Securities and Exchange Commision, and has been a member of the NFA since July 27, 1994. GAIF II is regulated as a commodity pool by the CFTC and NFA.

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

As of March 1, 2016, there were 185 holders of Class 0 Units and 275 holders of Class 2 Units of the Blended Strategies Portfolio.

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

For the three months ended December 31, 2015, the Fund issued 21,268.463 Units in exchange for $3,065,495 with respect to the Blended Strategies Portfolio, in each case in a transaction that was not registered under the Securities Act.  The Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder.

The following chart sets forth the purchases of Units of the Fund.

Period (as of)	Blended Strategies Portfolio Total Number of Units Purchased
October 1, 2015	3,363.893
November 1, 2015	17,451.544
December 1, 2015	453.026

Item 6:	SELECTED FINANCIAL DATA

No disclosure is required hereunder as the Fund is a “smaller reporting company,” as defined in Item 10(f)(1) of Regulation S-K.

Item 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the year ended December 31, 2015, the Blended Strategies Portfolio’s net asset value decreased by $2,160,920 or -2.8%. This decrease in net assets was attributable to total subscriptions of $7,354,389 or 9.3% offset by redemptions totaling $8,069,824 or -10.3% and a net loss of $1,445,485 or -1.8%, for the period.

For the year ended December 31, 2014, the Blended Strategies Portfolio’s net asset value increased by $1,886,701 or 2.5%. This increase in net assets was attributable to total subscriptions of $11,652,795 or 15.2% and net income of $10,496,665 or 13.7% partially offset by redemptions totaling $20,262,759 or -26.4%, for the period.

(i)	Results of Operations

The Fund’s success depends primarily upon the Manager’s ability to recognize and capitalize on market trends in the different and varied sectors of the global financial markets in which it trades.

Blended Strategies Portfolio

2015 Summary

For the year ended December 31, 2015, the Blended Strategies Portfolio experienced net trading gains of $2,866,358 attributable to the following sectors:

Agriculture / Softs	$(748,089)
Base Metals	829,141
Energy	2,551,861
Equities	686,742
Foreign Exchange	2,741,462
Long Term / Intermediate Rates	(2,862,170)
Precious Metals	(992,539)
Short Term Rates	659,950
$2,866,358

The Blended Strategies Portfolio posted a net trading gain for 2015. The portfolio recorded net trading gains in foreign exchange from a long bias in the U.S. dollar as it advanced versus its major counterparts amidst relatively stronger economic growth in the U.S. Net trading gains also resulted from positions in the energy sector, particularly from short positions in crude oil, natural gas and heating oil as the global supply glut weighed heavily on energy prices. The portfolio recorded losses in fixed income futures, particularly on the long end of the yield curve in the U.S. and Australia. Commodity trading also led to losses, particularly from positions in agricultural commodities and precious metals.

Advisory and Sponsor Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the year ended December 31, 2015, Advisory Fees increased by $191,033 or 15.5% and Sponsor Fees increased by $132,617 or 14.8% in the Blended Strategies Portfolio over the corresponding period of the preceding year. These increases are all attributable to higher net assets of the portfolio during the first three quarters of the year. The higher net assets were a result of subscriptions and net income partially offset by redemptions. During the fourth quarter of 2015, a net loss and redemptions partially offset by subscriptions resulted in lower net assets at December 31, 2015 when compared to net assets at December 31, 2014. During the same period, interest income increased by $116,687 or 85.5%. Interest was earned on free cash at an average annualized yield of 0.37% for the year ended December 31, 2015 compared to 0.25% for the year ended December 31, 2014.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the year ended December 31, 2015, the Incentive Allocation decreased by $371,445 or -21.3%. This was the result of a lower net gain before incentive allocation for the year ended December 31, 2015 compared to the year ended December 31, 2014. For the year ended December 31, 2014, the Incentive Allocation increased by $1,740,643. This was the result of a higher net gain before incentive allocation for the year ended December 31, 2014 compared to the year ended December 31, 2013.

The following table illustrates the sector distribution of the Blended Strategies Portfolio’s investments in Master Funds as of December 31, 2015 based on the fair value of the underlying assets and liabilities in each master fund including both long and short positions.  Positive percentages represent net assets whereas negative percentages represent net liabilities.

Agriculture / Softs	44.0%
Base Metals	0.8%
Energy	13.4%
Equities	(30.1)%
Foreign Exchange	61.2%
Long Term / Intermediate Rates	23.2%
Precious Metals	1.6%
Short Term Rates	(14.1)%
100.0%

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

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the year ended December 31, 2014, the Incentive Allocation increased by $1,740,643. This was the result of a higher net gain before incentive allocation for the year ended December 31, 2014 compared to the year ended December 31, 2013. For the year ended December 31, 2013, the portfolio had not yet recovered previous losses. As a result, there was no Incentive Allocation for that year.

The following table illustrates the sector distribution of the Blended Strategies Portfolio’s investments in Master Funds as of December 31, 2014 based on the fair value of the underlying assets and liabilities in each master fund including both long and short positions.  Positive percentages represent net assets whereas negative percentages represent net liabilities.

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

A portion of the assets of each portfolio is generally held as cash or cash equivalents, which are used to margin the Fund’s investments.  It is expected that the average margin the Fund will be required to post to support the Fund’s trading may range between 10% and 30% of the total assets of each portfolio, which will be segregated or secured by the futures brokers in accordance with the CEA and with CFTC regulations or be maintained on deposit with over-the-counter counterparties.  In exceptional market conditions, this amount could increase.  The master funds are subject to margin calls on a constant daily and intra-day basis, whether in connection with initiating new investment positions or as a result of changes in the value of current investment positions.  These margin requirements are met through the posting of additional margin with the applicable futures broker or FX clearing broker, on an almost daily basis.  The Manager generally expresses its margin requirements for the portfolios in terms of the aggregate of the margin requirements for the underlying strategies plus the net option premium costs for the underlying strategies.  For the periods ended December 31, 2015 and December 31, 2014, the margin requirements for the Blended Strategies Portfolio were 10.48% and 12.51%, respectively.

Other than any potential market-imposed limitations on liquidity, the Fund’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Fund’s futures trading.  Through December 31, 2015, the Fund experienced no meaningful periods of illiquidity in any of the markets traded by the Manager on behalf of the Fund.

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

Consolidated Financial Statements

Graham Alternative Investment Fund II LLC
Blended Strategies Portfolio
For the years ended December 31, 2015 and 2014
with Report of Independent Registered Public Accounting Firm

Graham Alternative Investment Fund II LLC
Blended Strategies Portfolio

40 Highland Avenue
Rowayton, CT 06853

The undersigned affirms, on behalf of Graham Alternative Investments Fund II  LLC Blended Strategies Portfolio, that to the best of his Knowledge and belief, the information contained in the attached audited financial statements of Graham Alternative Investment Fund II LLC Blended Strategies Portfolio for the years ended December 31, 2015 and 2014 is accurate and complete.

By:	Graham Capital Management, L.P., as
Sole Manager

By:
Brian Douglas
Chief Financial Officer
March 30, 2016

Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Consolidated Financial Statements

Years Ended December 31, 2015 and 2014

Report of Independent Registered Public Accounting Firm

The Manager
Graham Alternative Investment Fund II LLC Blended Strategies Portfolio

We have audited the accompanying consolidated statements of financial condition of Graham Alternative Investment Fund II LLC Blended Strategies Portfolio (the “Fund”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in members’ capital and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Graham Alternative Investment Fund II LLC Blended Strategies Portfolio at December 31, 2015 and 2014, and the consolidated results of their operations, changes in their members’ capital and their cash flows for each of the two years in the period ended December 31, 2015 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Stamford, CT

March 30, 2016

Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Consolidated Statements of Financial Condition

	December 31,
	2015	2014
Assets
Investment in Graham Alternative Investment Trading LLC, at fair value	$76,385,327	$78,546,247
Redemption receivable from Graham Alternative Investment Trading LLC	1,092,546	2,719,033
Total assets	$77,477,873	$81,265,280

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$1,092,546	$2,719,033
Total liabilities	1,092,546	2,719,033

Members’ capital:
Class 0 Units (390,743.099 and 390,307.769 units issued and outstanding at $147.34 and $149.37, respectively)	57,571,360	58,300,841
Class 2 Units (171,170.918 and 178,245.791 units issued and outstanding at $109.91 and $113.58, respectively)	18,813,967	20,245,406
Total members’ capital	76,385,327	78,546,247
Total liabilities and members’ capital	$77,477,873	$81,265,280

See accompanying notes.

Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Consolidated Statements of Operations

	Years ended December 31,
	2015	2014
Net gain allocated from investment in Graham Alternative Investment Trading LLC
Net realized gain on investments	$6,505,662	$15,370,375
Net decrease in unrealized appreciation on investments	(3,639,304)	(506,765)
Brokerage commissions and fees	(474,310)	(381,539)
Net gain allocated from investment in Graham Alternative Investment Trading LLC	2,392,048	14,482,071

Net investment loss allocated from investment in Graham Alternative Investment Trading LLC
Investment income
Interest income	253,175	136,488

Expenses
Advisory fees	1,419,789	1,228,756
Incentive allocation	1,369,198	1,740,643
Sponsor fees	1,026,242	893,625
Administrator’s fees	112,665	95,861
Professional fees and other	162,814	163,009
Total expenses	4,090,708	4,121,894
Net investment loss allocated from investment in Graham Alternative Investment Trading LLC	(3,837,533)	(3,985,406)
Net (loss) income	$(1,445,485)	$10,496,665

See accompanying notes.

Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Consolidated Statements of Changes in Members’ Capital

Years ended December 31, 2015 and 2014

	Class 0 Units		Class 2 Units
	Units	Capital	Units	Capital	Total Members’ Capital

Members’ capital, December 31, 2013	456,544.588	$58,310,022	186,461.512	$18,349,524	$76,659,546
Subscriptions	68,503.746	8,734,000	31,364.710	2,918,795	11,652,795
Redemptions	(134,740.565)	(16,433,428)	(39,580.431)	(3,829,331)	(20,262,759)
Net income	–	7,690,247	–	2,806,418	10,496,665
Members’ capital, December 31, 2014	390,307.769	58,300,841	178,245.791	20,245,406	78,546,247
Subscriptions	33,836.753	5,069,138	19,815.908	2,285,251	7,354,389
Redemptions	(33,401.423)	(5,054,568)	(26,890.781)	(3,015,256)	(8,069,824)
Net loss	–	(744,051)	–	(701,434)	(1,445,485)
Members’ capital, December 31, 2015	390,743.099	$57,571,360	171,170.918	$18,813,967	$76,385,327

See accompanying notes.

Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Consolidated Statements of Cash Flows

	Years ended December 31,
	2015	2014
Cash flows provided by operating activities
Net (loss) income	$(1,445,485)	$10,496,665
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net loss (income) allocated from investment in Graham Alternative Investment Trading LLC	1,445,485	(10,496,665)
Proceeds from sale of investments in Graham Alternative Investment Trading LLC	9,696,311	19,322,928
Investments in Graham Alternative Investment Trading LLC	(7,354,389)	(11,652,795)
Net cash provided by operating activities	2,341,922	7,670,133

Cash flows used in financing activities
Subscriptions	7,354,389	11,652,795
Redemptions	(9,696,311)	(19,322,928)
Net cash used in financing activities	(2,341,922)	(7,670,133)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of year	–	–
Cash and cash equivalents, end of year	$–	$–

See accompanying notes.

Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Notes to Consolidated Financial Statements

December 31, 2015

1.	Organization and Business

The Blended Strategies Portfolio (the “Fund”) is a series of Graham Alternative Investment Fund II LLC (“GAIF II”), a Delaware Series Limited Liability Company established through an amendment to the certificate of formation, effective March 28, 2013. Prior to March 28, 2013, GAIF II was organized as a Delaware Limited Liability Company which was formed on May 16, 2006 and commenced operations on August 1, 2006. GAIF II has one other active series in addition to the Fund, namely the Systematic Strategies Portfolio. In addition, GAIF II previously offered the Discretionary Strategies Portfolio which commenced liquidation on July 31, 2014, the date which the Discretionary Strategies Portfolio ceased operations. GAIF II is registered as a commodity pool and as such is subject to the oversight and jurisdiction of the U.S. Commodity Futures Trading Commission (“CFTC”).

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

Duties of the Manager

Subject to the terms and conditions of the LLC Agreement, the Manager has complete and exclusive responsibility for managing and administering the affairs of the Fund and for directing the investment and reinvestment of the assets of the Fund, GAI, and GAIT.

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

At December 31, 2015 and 2014, the Fund owned 46.73% and 46.52%, respectively of GAIT.

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

The Fund’s investment in GAIT has been valued at net asset value using the practical expedient. According to Accounting Standards Update 2015-07 – Disclosures for Investment in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2015-07”), which was issued by the Financial Accounting Standards Board  in May 2015 and which the Fund has elected to adopt early, these investments are no longer categorized in the fair value hierarchy. There were no Level 3 assets or liabilities held at any point during the years ended December 31, 2015 and 2014 by the Fund, GAIT, or the Master Funds and there were no transfers between levels during those periods. Transfers between levels, if any, are recognized on the actual date of the event or change in circumstances that cause the transfer.

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

Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Notes to Consolidated Financial Statements (continued

2.	Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In May 2015, the Financial Accounting Standards Board issued ASU 2015-07. ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The Fund has elected to early adopt ASU 2015-07 as of the fiscal year ended December 31, 2015 and has applied the update retrospectively. The adoption did not affect the Fund’s statements of financial condition, statements of operations, or statements of cash flows.

Indemnifications

In the normal course of business, the Master Funds, GAIT, Graham Cash Assets LLC (“Cash Assets”), and the Fund enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. The Fund’s maximum exposure under these arrangements is unknown; however, the Fund has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At December 31, 2015 and 2014, no accruals have been recorded by the Fund for indemnifications.

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

Redemption Fees

Class 2 Units are subject to a redemption fee equal to 2% of their Net Asset Value if redeemed within six months from their subscription date and a redemption fee equal to 1% of their Net Asset Value if redeemed more than six and less than twelve months from their subscription date. Class 0 Units are not subject to a redemption fee. Redemption fees are payable to the Manager upon redemption of Units from the proceeds of such redemption. Redemption fees of $0 and $332 were paid to the Manager for the years ended December 31, 2015 and 2014, respectively.

4.	Fees and Related Party Transactions

Advisory Fees

For the years ended December 31, 2015 and 2014, each Class of GAIT other than Class M paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate equal to 1.75% of the Net Asset Value of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is effected with respect to Units of such Class during the month.

Sponsor Fees

For the years ended December 31, 2015 and 2014, each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Net Asset Value specified in the table below. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee.

Class	Annual Rate

Class 0	0.75%
Class 2	2.75%

Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Notes to Consolidated Financial Statements (continued)

4.	Fees and Related Party Transactions (continued)

Incentive Allocation

At the end of each calendar quarter, the Manager of GAIT will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class of GAIT, as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced, effective as of the date of any redemption of any Units of such class, by multiplying the loss carryforward by the ratio that the amount of assets redeemed from such class bears to the net assets of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made to the Manager. The total Incentive Allocation allocated to the Fund by GAIT for the years ended December 31, 2015 and 2014 was $1,369,198 and $1,740,643, respectively.

Administrator’s Fee

For the years ended December 31, 2015 and 2014, GAIT paid SEI a monthly administrator’s fee based on GAIT’s net asset value, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, allocated to the Fund by GAIT for the years ended December 31, 2015 and 2014 were $112,665 and $95,861, respectively.

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

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a more-likely-than-not threshold would be recorded as a tax expense in the current year and the Fund identifies its major tax jurisdictions as U.S. Federal and Connecticut State. The Manager has evaluated the Fund’s tax positions and has concluded that there are no significant tax positions requiring recognition, measurement or disclosure in the consolidated financial statements for open tax years 2012 through 2014 or expected to be taken in the Fund’s 2015 tax returns. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination.

Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Notes to Consolidated Financial Statements (continued)

6.	Financial Highlights

The following is the per Unit operating performance calculation for the years ended December 31, 2015 and 2014:

	Class 0	Class 2
Per unit operating performance
Net asset value per unit, December 31, 2013	$127.72	$98.41
Net income:
Net investment loss	(3.39)	(4.53)
Net gain on investments	25.04	19.70
Net income	21.65	15.17
Net asset value per unit, December 31, 2014	149.37	113.58
Net loss:
Net investment loss	(6.55)	(7.19)
Net gain on investments	4.52	3.52
Net loss	(2.03)	(3.67)
Net asset value per unit, December 31, 2015	$147.34	$109.91

The following represents ratios to average members’ capital, excluding the Managing Member, and total return for the years ended December 31, 2015 and 2014:

	Class 0		Class 2
	2015	2014	2015	2014

Total return before Incentive Allocation	0.41%	19.75%	(1.49)%	17.38%
Incentive Allocation	(1.77)	(2.80)	(1.74)	(1.96)
Total return after Incentive Allocation	(1.36)%	16.95%	(3.23)%	15.42%

Net investment loss before Incentive Allocation	(2.56)%	(2.73)%	(4.62)%	(4.78)%
Incentive Allocation	(1.74)	(2.75)	(1.65)	(1.92)
Net investment loss after Incentive Allocation	(4.30)%	(5.48)%	(6.27)%	(6.70)%

Total expenses before Incentive Allocation	2.88%	2.93%	4.94%	4.98%
Incentive Allocation	1.74	2.75	1.65	1.92
Total expenses after Incentive Allocation	4.62%	5.68%	6.59%	6.90%

Total return is calculated for Class 0 and Class 2 Units taken as a whole. Total return is calculated as the change in total members’ capital adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for Class 0 and Class 2 Units taken as a whole and include net amounts allocated from GAIT. The computation of such ratios is based on the amount of net investment loss, expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of members’ capital for Class 0 and Class 2 Units of the Fund for the years ended December 31, 2015 and 2014.

Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Notes to Consolidated Financial Statements (continued)

7.	Subsequent Events

The Fund had subscriptions of approximately $0.4 million and redemptions of approximately $1.2 million from January 1, 2016 through March 30, 2016, the date through which subsequent events were evaluated by management. These amounts have not been included in the financial statements.

Financial Statements

Graham Alternative Investment Trading LLC For the years ended December 31, 2015 and 2014 with Report of Independent Registered Public Accounting Firm

GRAHAM ALTERNATIVE INVESTMENT TRADING LLC

40 Highland Avenue
Rowayton, CT 06853

The undersigned affirms, on behalf of Graham Alternative Investment Trading LLC, that to the best of his knowledge and belief, the information contained in the attached audited financial statements of Graham Alternative Investment Trading LLC for the years ended December 31, 2015 and 2014 is accurate and complete.

By:	Graham Capital Management, L.P., as
Sole Manager

By:
Brian Douglas
Chief Financial Officer
March 30, 2016

Graham Alternative Investment Trading LLC

Financial Statements

Years Ended December 31, 2015 and 2014

Report of Independent Registered Public Accounting Firm

The Manager
Graham Alternative Investment Trading LLC

We have audited the accompanying statements of financial condition of Graham Alternative Investment Trading LLC (the “Fund”), including the condensed schedules of investments as of December 31, 2015 and 2014, and the related statements of operations and incentive allocation, changes in members’ capital and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Fund’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Graham Alternative Investment Trading LLC at December 31, 2015 and 2014, and the results of its operations, changes in its members’ capital and its cash flows for each of the two years in the period ended December 31, 2015 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Stamford, CT

March 30, 2016

Graham Alternative Investment Trading LLC

Statements of Financial Condition

	December 31,
	2015	2014
Assets
Investments in Master Funds, at fair value	$17,496,603	$21,968,796
Investment in Graham Cash Assets LLC, at fair value	150,532,053	155,687,417
Receivable from Master Funds	-	489
Total assets	$168,028,656	$177,656,702

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$4,031,268	$8,174,470
Accrued advisory fees	247,886	262,055
Accrued sponsor fees	184,511	195,287
Accrued professional fees	67,250	141,939
Accrued administrator’s fee	19,747	20,879
Payable to Master Funds	32	410
Total liabilities	4,550,694	8,795,040

Members’ capital:
Class 0 Units (791,620.850 and 812,590.118 units issued and outstanding at $147.34 and $149.37 per unit, respectively)	116,635,944	121,377,790
Class 2 Units (415,606.489 and 408,116.011 units issued and outstanding at $109.91 and $113.58 per unit, respectively)	45,680,694	46,354,391
Class M Units (4,671.470 units issued and outstanding at $248.60 and $241.78 per unit, respectively)	1,161,324	1,129,481
Total members’ capital	163,477,962	168,861,662
Total liabilities and members’ capital	$168,028,656	$177,656,702

See accompanying notes.

Graham Alternative Investment Trading LLC

Condensed Schedules of Investments

	December 31, 2015		December 31, 2014
Description	Fair Value	Percentage of Members’ Capital	Fair Value	Percentage of Members’ Capital

Investments in Master Funds, at fair value
Graham Commodity Strategies LLC	$6,374,087	3.90%	$9,193,522	5.44%
Graham K4D Trading Ltd.	11,122,516	6.80%	12,775,274	7.57%
Total investments in Master Funds	$17,496,603	10.70%	$21,968,796	13.01%

See accompanying notes.

Graham Alternative Investment Trading LLC

Statements of Operations and Incentive Allocation

	Years Ended December 31,
	2015	2014
Net gain allocated from investments in Master Funds
Net realized gain on investments	$13,896,010	$32,980,895
Net decrease in unrealized appreciation on investments	(7,849,789)	(590,934)
Brokerage commissions and fees	(1,094,947)	(885,832)
Net gain allocated from investments in Master Funds	4,951,274	31,504,129

Net investment loss allocated from investments in Master Funds	(5,665)	(71,767)

Investment income
Interest income	547,110	317,329
Total investment income	547,110	317,329

Expenses
Advisory fees	3,045,968	2,823,159
Sponsor fees	2,275,758	2,026,446
Administrator’s fees	243,364	221,326
Professional fees and other	275,947	297,007
Total expenses	5,841,037	5,367,938
Net investment loss of the Fund	(5,293,927)	(5,050,609)

Net (loss) income	(348,318)	26,381,753

Incentive allocation	2,920,022	3,665,354

Net (loss) income available for pro-rata allocation to all members	$(3,268,340)	$22,716,399

See accompanying notes.

Graham Alternative Investment Trading LLC

Statements of Changes in Members’ Capital

For the years ended December 31, 2015 and 2014

	Class 0		Class 2		Class M		Total Capital
	Units	Capital	Units	Capital	Units	Capital

Members’ capital, December 31, 2013	1,093,036.786	$139,603,019	407,013.551	$40,053,854	4,671.470	$920,232	$180,577,105
Subscriptions	97,153.015	12,160,787	96,780.807	8,757,515	–	–	20,918,302
Redemptions	(377,599.683)	(46,289,579)	(95,678.347)	(9,060,565)	–	(3,665,354)	(59,015,498)
Incentive allocation	–	(2,889,152)	–	(776,202)	–	3,665,354	–
Net income	–	18,792,715	–	7,379,789	–	209,249	26,381,753
Members’ capital, December 31, 2014	812,590.118	121,377,790	408,116.011	46,354,391	4,671.470	1,129,481	168,861,662
Subscriptions	50,001.380	7,611,139	52,681.184	6,062,251	–	–	13,673,390
Redemptions	(70,970.648)	(10,690,861)	(45,190.706)	(5,097,889)	–	(2,920,022)	(18,708,772)
Incentive allocation	–	(2,147,427)	–	(772,595)	–	2,920,022	–
Net income (loss)	–	485,303	–	(865,464)	–	31,843	(348,318)
Members’ capital, December 31, 2015	791,620.850	$116,635,944	415,606.489	$45,680,694	4,671.470	$1,161,324	$163,477,962

See accompanying notes.

Graham Alternative Investment Trading LLC

Statements of Cash Flows

	Years Ended December 31,
	2015	2014
Cash flows provided by operating activities
Net (loss) income	$(348,318)	$26,381,753
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net income allocated from investments in Master Funds	(4,945,609)	(31,432,362)
Net income allocated from investment in Graham Cash Assets LLC	(547,110)	(317,329)
Proceeds from sale of investments in Master Funds	170,169,501	255,657,608
Proceeds from sale of investments in Graham Cash Assets LLC	148,153,747	185,519,113
Investments in Master Funds	(160,751,588)	(212,439,463)
Investments in Graham Cash Assets LLC	(142,451,273)	(187,789,461)
Changes in assets and liabilities:
Accrued advisory fees	(14,169)	(13,967)
Accrued sponsor fees	(10,776)	7,498
Accrued professional fees	(74,689)	(61,163)
Accrued administrator’s fee	(1,132)	165
Net cash provided by operating activities	9,178,584	35,512,392

Cash flows used in financing activities
Subscriptions	13,673,390	20,918,302
Redemptions	(22,851,974)	(56,430,694)
Net cash used in financing activities	(9,178,584)	(35,512,392)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of year	–	–
Cash and cash equivalents, end of year	$–	$–

Supplemental non cash operating activities

Investments and proceeds related to investments in Master Funds consolidated into Graham Commodity Strategies LLC not included above:  $6,005,778 for the year ended December 31, 2014 (See Note 2).

See accompanying notes.

Graham Alternative Investment Trading LLC

Notes to Financial Statements

December 31, 2015

1. Organization and Business

Graham Alternative Investment Trading LLC (“GAIT”) was formed on May 18, 2006, commenced operations on August 1, 2006 and is organized as a Delaware Limited Liability Company. Graham Capital Management, L.P. (the “Managing Member” or “Manager”) is the Managing Member and the sole investment advisor. The Managing Member is registered as a Commodity Pool Operator and Commodity Trading Advisor with the U.S. Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association. The Managing Member is also registered as a Registered Investment Advisor with the Securities and Exchange Commission. GAIT is a commodity pool, and as such is subject to the oversight and jurisdiction of the CFTC.

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

Graham Alternative Investment Fund I LLC Blended Strategies Portfolio and Graham Alternative Investment Fund II LLC Blended Strategies Portfolio are the primary investors of GAIT. Graham Alternative Investment III Ltd. was also an investor of GAIT for the period from January 1, 2014 through June 30, 2014.

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

Due from Brokers

Due from brokers on the Master Funds’ financial statements primarily consist of cash balances carried as margin deposits with clearing brokers for the purpose of trading in futures contracts, foreign currency contracts and other derivative instruments, and receivables for unsettled transactions. Substantially all of the Master Funds’ cash and investments are held as collateral by its brokers to secure derivative instruments.

Revenue Recognition

All financial instruments are recorded on the trade date at fair value. Net unrealized gain or loss on open derivative instruments is included in the Master Funds’ statements of financial condition as the difference between the original purchase price and the current market value at the end of the period. Any change in net unrealized gain or loss from the preceding period is reported in the Master Funds’ statements of operations. Interest income and expense are recorded on the accrual basis. Dividends are recorded on the ex-dividend date and are net of related withholding taxes. All other expenses are recorded on the accrual basis.

Brokerage Commissions and Fees

Brokerage commissions and fees on the Master Funds’ financial statements represent all brokerage commissions and other fees incurred in connection with the Master Funds’ trading activity and are recorded on the accrual basis.

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated using the exchange rates at December 31, 2015 and December 31, 2014. Gains and losses resulting from foreign currency transactions are calculated using daily exchange rates prevailing on the transaction date. The Master Funds do not isolate the portion of results of operations from changes in foreign exchange rates on investments and cash from fluctuations arising from changes in market prices held. Currency translation gains and losses are included in the statement of operations within net realized gain (loss) and net increase (decrease) in unrealized appreciation on investments.

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

GAIT’s investments in Master Funds and Graham Cash Assets LLC (“Cash Assets”) have been valued at net asset value using the practical expedient. According to Accounting Standards Update 2015-07 – Disclosures for Investment in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2015-07”), which was issued by the Financial Accounting Standards Board  in May 2015 and GAIT has elected to adopt early, these investments are no longer categorized in the fair value hierarchy. GAIT’s investments in Master Funds and Cash Assets are discussed in Notes 3 and 4. There were no Level 3 assets or liabilities held at any point during the years ended December 31, 2015 and 2014 by GAIT, the Master Funds, or Cash Assets, and there were no transfers between levels during those periods. Transfers between levels, if any, are recognized on the actual date of the event or change in circumstances that cause the transfer.

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

An interest rate swap contract is an agreement that obligates two parties to exchange a series of cash flows at specified intervals based upon or calculated by reference to changes in specified rates for a specified notional amount of the underlying assets. The payment flows are usually netted against each other, with the difference being paid by one party to another. Interest rate swap positions are generally valued as the present value of the net future cash flows as estimated by the Advisor using a discount curve constructed from independently obtained future interest rate assumptions.

A total return swap contract is an agreement that obligates two parties to exchange cash flows calculated by reference to changes in specified prices for a specified notional amount of the underlying assets. The payment flows are usually netted against each other, with the difference being paid by one party to another. Total return swaps are generally valued based upon the value of the underlying instruments as determined by the primary exchange on which they are traded.

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

When purchasing options, the Master Funds are exposed to counterparty risk to the extent that a seller of an over-the-counter option does not meet its obligations under the terms of the option contract. The maximum risk of loss to the Master Funds is the unrealized gains of the contracts and the premiums paid to purchase its open option contracts. Relative to over-the-counter options, exchange traded options provide reduced counterparty risk to the Master Funds since the exchanges’ clearinghouse guarantees the option against default.

Selling uncovered options may subject the Master Funds to unlimited risk of loss. As the writer of an option, the Master Funds bear the market risk of an unfavorable change in the price of the underlying instrument.

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

Credit Risk Related Contingent Features

OTC Derivative Instruments are subject to ISDA Master Agreements which generally require among other things, that the Master Funds maintain a predetermined level of net assets or rate of return and provide limits with respect to any decline in value over 1-month, 3-month and 12-month periods. If the Master Funds were to violate such provisions, the counterparty to these instruments could demand liquidation of the outstanding positions. There were no events that occurred throughout the years ended December 31, 2015 and 2014 which caused any counterparty to demand liquidation of any outstanding positions. At December 31, 2015 and 2014 there were no Derivative Instruments subject to credit risk related contingent features in a net liability position for any of the Master Funds in which GAIT invests except for Graham Commodity Strategies LLC. Graham Commodity Strategies LLC had Derivative Instruments subject to credit risk related contingent features in a net liability position in the amount of $102,519 at December 31, 2015.

New York Mercantile Exchange Corporate Membership

Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is a member of the New York Mercantile Exchange (“NYMEX”). As a result of its membership, Graham Commodity Strategies LLC owns two NYMEX seats and 30,000 shares of the CME Group. Graham Commodity Strategy LLC’s policy is to value the NYMEX memberships and the shares of the CME Group at fair value. As of December 31, 2015 and 2014, the two NYMEX memberships were valued at $305,000 and $480,000, respectively, and the 30,000 shares of CME Group were valued at $2,718,000 and $2,659,500, respectively, both of which are contained within Exchange Memberships on Graham Commodity Strategies LLC’s statements of financial condition.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Chicago Board of Trade Membership

Graham K4D Trading Ltd., a Master Fund in which GAIT invests, is a member of the Chicago Board of Trade (“CBOT”) under Rule 106.S and owns two B-1/Full seats and one B-2/Associate seat. Graham K4D Trading Ltd.’s policy is to value the CBOT memberships at fair value. As of December 31, 2015 and 2014, the B-1/Full memberships were valued at $455,000 and $570,000, respectively, and the B-2/Associate memberships were valued at $72,500 and $97,500, respectively, both of which are included in CME Membership on the statements of financial condition. Additionally, Graham K4D Trading Ltd. owns a Chicago Mercantile Exchange seat valued at $224,500 and $390,000 at December 31, 2015 and 2014, respectively, which is also included in Exchange Membership on the statements of financial condition.

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

In May 2015, the Financial Accounting Standards Board issued ASU 2015-07. ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. GAIT has elected to early adopt ASU 2015-07 as of the fiscal year ended December 31, 2015 and has applied the update retrospectively. The adoption did not affect GAIT’s statements of financial condition, statements of operations and incentive allocation, or statements of cash flows.

Indemnifications

In the normal course of business, the Master Funds, Cash Assets, and GAIT enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. GAIT’s maximum exposure under these arrangements is unknown; however, GAIT has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At December 31, 2015 and 2014, no accruals have been recorded by GAIT for indemnifications.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds

As of December 31, 2015 and 2014, GAIT invested in various Master Funds, all of which were managed by the Manager. GAIT’s investments in these Master Funds, as well as the investment objectives of each Master Fund, are summarized below. Master Funds in which GAIT invested 5% or more of its members’ capital are individually identified, while smaller investments are aggregated under the caption “Other Global Macro Funds.” The number of Master Funds included for the period in each aggregated category is disclosed parenthetically next to each name. All of the Master Funds and GAIT are related parties. The Master Funds do not charge management or incentive fees and all offer monthly subscriptions and redemptions.

December 31, 2015
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income

Systematic Macro Funds
Graham K4D Trading Ltd.	6.80%	$11,122,516	$4,328,147

Global Macro Funds
Graham Commodity Strategies LLC	3.90%	6,374,087	617,462
	10.70%	$17,496,603	$4,945,609

December 31, 2014
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (Loss)

Systematic Macro Funds
Graham K4D Trading Ltd.	7.57%	$12,775,274	$22,665,444

Global Macro Funds
Graham Commodity Strategies LLC	5.44%	9,193,522	13,656,059
Other Global Macro Funds (2)	0.00%	-	(4,889,141)
	13.01%	$21,968,796	$31,432,362

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the financial position of each Master Fund as of December 31, 2015:

	Graham Commodity Strategies LLC (Delaware)	Graham K4D Trading Ltd. (BVI)
Assets:
Due from brokers	$63,952,987	$100,917,683
Derivative financial instruments, at fair value	57,737,935	6,923,751
Exchange membership, at fair value	3,023,000	752,000
Total assets	124,713,922	108,593,434

Liabilities:
Derivative financial instruments, at fair value	102,519	-
Interest payable	202,114	-
Total liabilities	304,633	-
Net assets	$124,409,289	$108,593,434

Percentage of Master Fund held by GAIT	5.12%	10.24%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2015.

Description	Number of Contracts / Notional Amounts		Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC
Derivative financial instruments
Long contracts
Futures
Natural gas February 2016		750	$204,090	0.16%
Other commodity			(591,587)	(0.48)%
Foreign bond			41,429	0.03%
Foreign index			(796,068)	(0.64)%
Interest rate			(3,047,734)	(2.45)%
U.S. bond			246,594	0.21%
U.S. index			(312,175)	(0.25)%
Total futures			(4,255,451)	(3.42)%

Swaps
Interest rate			(499,166)	(0.40)%
Total swaps			(499,166)	(0.40)%

Forwards
U.S. dollar / Chinese yuan 02/22/2016 - 12/15/2016	CNY	1,614,278,056	(6,542,494)	(5.26)%
Euro / U.S. dollar 01/04/2016 - 01/05/2016	EUR	285,331,324	(953,787)	(0.77)%
British pound / U.S. dollar 01/04/2016 - 01/05/2016	GBP	268,236,160	(2,252,472)	(1.81)%
Other Foreign currency			(499,290)	(0.40)%
Total forwards			(10,248,043)	(8.24)%

Options (cost $121,828,281)
U.S. dollar / Chinese yuan 11/15/16, $6.60 Call		1	8,120,680	6.53%
U.S. dollar / Chinese yuan 01/11/16 - 02/15/16, $6.18 - $6.25 Put		4	4,635	0.00%
Other U.S. dollar / Chinese yuan 01/25/16 - 12/19/16, $6.30 - $7.40 Call		15	24,331,188	19.56%
British pound / U.S. dollar 01/04/2016 - 02/01/2016, $1.47 - 1.49 Put		2	3,374,745	2.71%
U.S. dollar / British pound 02/22/2016 - 06/17/2016, $1.41 - 1.47 Put		2	719,822	0.58%
Other currency options			8,427,213	6.78%
Copper LME January 2016 - May 2016, $3,200.00 - $4,800.00 Put		6	10,243,625	8.23%
Crude oil February 2016 - December 2016, $40.00 - $100.00 Call		3	2,771,500	2.23%
Crude oil February 2016 - March 2016, $35.00 - $40.00 Put		7	13,856,000	11.14%
Natural gas Euro February 2016, $2.30 Call		1	3,296,000	2.65%
Natural gas Euro March 2016, $1.90 - $2.10 Put		4	3,223,500	2.59%
Other commodity futures			6,569,952	5.28%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2015.

Description	Number of Contracts / Notional Amounts		Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC (continued)
Derivative financial instruments (continued)
Long contracts (continued)
Options (continued)
IMM Eurodollar March 2016, $99.38 Put		1	$9,646,875	7.75%
IMM Eurodollar January 2016, $99.50 Call		1	234,375	0.19%
Other IMM Eurodollar January 2016 - March 2016, $99.00 - $99.50 Put		3	821,875	0.66%
Eurodollar 1 year mid-curve January 2016, $98.25 - $98.63 Put		2	412,500	0.33%
Other interest rate futures			6,083,820	4.89%
Foreign index			1,144	0.00%
U.S. bond futures			3,414,313	2.74%
U.S. index futures			207,500	0.17%
Total options			105,761,262	85.01%

Short contracts
Futures
Natural gas April 2016		(875)	(684,460)	(0.55)%
Other commodity			326,918	0.26%
Foreign index			(1,076,645)	(0.87)%
90 day Eurodollar June 2016 – March 2017		(29,354)	6,085,350	4.90%
Other interest rate			785,538	0.63%
U.S. bond			162,945	0.13%
U.S. index			(526,262)	(0.42)%
Total futures			5,073,384	4.08%

Swaps
Interest rate			724,715	0.58%
Total swaps			724,715	0.58%

Forwards
U.S. dollar / Chinese yuan 02/22/2016 - 12/30/2016	CNY	(1,920,932,849)	7,210,013	5.80%
Euro / U.S. dollar 01/04/2016 - 01/05/2016	EUR	(860,881,820)	3,806,611	3.06%
British pound / U.S. dollar 01/04/2016 - 01/05/2016	GBP	(405,231,605)	3,408,977	2.74%
Other foreign currency			(21,670)	(0.02)%
Total forwards			14,403,931	11.58%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2015.

Description	Number of Contracts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts (continued)
Options (proceeds $50,339,273)
U.S. dollar / Chinese yuan 11/15/16, $6.80 Call	(1)	$(10,761,400)	(8.65)%
Other U.S. dollar / Chinese yuan 03/2/16 - 12/1/16, $6.90 - $7.40 Call	(9)	(14,075,595)	(11.31)%
British pound / U.S dollar 02/01/2016, $1.47 Put	(1)	(1,394,550)	(1.12)%
British pound / U.S dollar 12/23/2016, $1.60 Call	(1)	(3,141,080)	(2.53)%
Other currency options		(2,016,995)	(1.62)%
Copper LME May 2016 - May 2016, $4,000.00 - $4,200.00 Put	(2)	(817,625)	(0.66)%
Crude oil February 2016 - December 2016, $42.50 - $120.00 Call	(3)	(710,000)	(0.57)%
Crude oil February 2016 - December 2016, $32.50 - $40.00 Put	(4)	(5,177,500)	(4.16)%
Natural gas Euro February 2016, $2.55 Call	(1)	(1,390,000)	(1.12)%
Natural gas Euro March 2016, $1.75 Put	(1)	(1,235,000)	(0.99)%
Other commodity futures		(686,120)	(0.55)%
IMM Eurodollar January 2016 - March 2016, $99.13 - $99.38 Put	(3)	(4,118,750)	(3.31)%
Eurodollar 1 year mid-curve January 2016 $98.38 Put	(1)	(37,500)	(0.03)%
Other interest rate futures		(6,083,820)	(4.89)%
U.S. bond futures		(1,679,281)	(1.35)%
Total options		(53,325,216)	(42.86)%
Total derivative financial instruments		$57,635,416	46.33%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2015.

Description	Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd.
Derivative financial instruments
Long contracts
Futures
Commodity		$(71,393)	(0.06)%
Currency		(182,430)	(0.17)%
Foreign bond		200,068	0.18%
Foreign index		389,224	0.36%
Interest rate		(2,410,691)	(2.22)%
U.S. bond		(522,563)	(0.48)%
U.S. index		(638,527)	(0.59)%
Total futures		(3,236,312)	(2.98)%

Forwards
Foreign currency		692,077	0.64%
Total forwards		692,077	0.64%

Short contracts
Futures
Commodity		4,567,007	4.20%
Currency		(564)	(0.00)%
Foreign bond		557,382	0.51%
Foreign index		(2,950,714)	(2.72)%
Interest rate		616,252	0.57%
U.S. bond		1,667,893	1.54%
U.S. index		(24,607)	(0.02)%
Total futures		4,432,649	4.08%

Forwards
Foreign currency		5,035,337	4.64%
Total forwards		5,035,337	4.64%
Total derivative financial instruments		$6,923,751	6.38%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the fair value classification of each investment type by Master Fund as of December 31, 2015:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.
Assets
Level 1:
Commodity futures	$6,018,377	$13,861,420
Commodity futures options	39,960,577	-
Currency futures	-	166,602
Foreign bond futures	41,429	2,152,576
Foreign index futures	10,826	1,011,173
Foreign index futures options	1,144	-
Interest rate futures	7,030,695	616,252
Interest rate futures options	17,199,445	-
U.S. bond futures	490,008	1,752,773
U.S. index futures	-	124,748
U.S. bond futures options	3,414,313	-
U.S. index futures options	207,500	-
Total Level 1	74,374,314	19,685,544

Level 2:
Foreign currency forwards	22,920,961	8,963,340
Foreign currency options	44,978,283	-
Interest rate swaps	907,901	-
Total Level 2	68,807,145	8,963,340
Total investment related assets	$143,181,459	$28,648,884

Liabilities
Level 1:
Commodity futures	$(6,763,416)	$(9,365,806)
Commodity futures options	(10,016,245)	-
Currency futures	-	(349,596)
Foreign bond futures	-	(1,395,126)
Foreign index futures	(1,883,539)	(3,572,663)
Interest rate futures	(3,207,541)	(2,410,691)
Interest rate futures options	(10,240,070)	-
U.S. bond futures	(80,469)	(607,443)
U.S. bond futures options	(1,679,281)	-
U.S. index futures	(838,437)	(787,882)
Total Level 1	(34,708,998)	(18,489,207)

Level 2:
Foreign currency forwards	(18,765,073)	(3,235,926)
Foreign currency options	(31,389,620)	-
Interest rate swaps	(682,352)	-
Total Level 2	(50,837,045)	(3,235,926)
Total investment related liabilities	$(85,546,043)	$(21,725,133)

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of the Master Funds based on their average quarterly notional amounts and number of contracts for the year ended December 31, 2015. The table also displays the fair value of derivative contracts held by the Master Funds at December 31, 2015 categorized by primary underlying risk. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Graham Commodity Strategies LLC
	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$374,094,637	11,953	$(400,639,986)	(11,145)	$6,018,377	$(6,763,416)
Options(a)	419,679,848	61,923	(560,582,580)	(40,277)	39,960,577	(10,016,245)
Swaps	-	-	(7,004,813)	(900)	-	-
	793,774,485	73,876	(968,227,379)	(52,322)	45,978,954	(16,779,661)
Equity price
Futures	80,444,841	1,095	(138,921,627)	(1,506)	10,826	(2,721,976)
Options(a)	34,956,652	2,925	(52,961,326)	(1,775)	208,644	-
	115,401,493	4,020	(191,882,953)	(3,281)	219,470	(2,721,976)
Foreign currency exchange rate
Forwards	4,187,793,131	N/A	(2,243,675,487)	N/A	22,920,961	(18,765,073)
Options(a)	1,552,206,971	60	(1,838,491,889)	(72)	44,978,283	(31,389,620)
	5,740,000,102	60	(4,082,167,376)	(72)	67,899,244	(50,154,693)
Interest rate
Futures	10,679,789,830	41,186	(7,598,613,188)	(30,243)	7,562,132	(3,288,010)
Options(a)	4,829,112,681	78,236	(5,279,221,415)	(61,411)	20,613,758	(11,919,351)
Swaps	1,364,481,610	2	(1,364,481,610)	(1)	907,901	(682,352)
	16,873,384,121	119,424	(14,242,316,213)	(91,655)	29,083,791	(15,889,713)
Total	$23,522,560,201	197,380	$(19,484,593,921)	(147,330)	$143,181,459	$(85,546,043)

(a)	– Notional amounts for options are based on the delta-adjusted positions.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of the Master Funds based on their average quarterly notional amounts and number of contracts for the year ended December 31, 2015. The table also displays the fair value of derivative contracts held by the Master Funds at December 31, 2015 categorized by primary underlying risk. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Graham K4D Trading Ltd.
	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$225,300,324	4,501	$(684,987,830)	(14,693)	$13,861,420	$(9,365,806)
	225,300,324	4,501	(684,987,830)	(14,693)	13,861,420	(9,365,806)

Equity price
Futures	535,501,752	5,523	(142,703,218)	(1,788)	1,135,921	(4,360,545)
	535,501,752	5,523	(142,703,218)	(1,788)	1,135,921	(4,360,545)

Foreign currency exchange rate
Forwards	478,599,115	N/A	(987,923,598)	N/A	8,963,340	(3,235,926)
Futures	56,520,291	586	(42,152,570)	(452)	166,602	(349,596)
	535,119,406	586	(1,030,076,168)	(452)	9,129,942	(3,585,522)

Interest rate
Futures	5,306,913,703	27,893	(1,300,665,767)	(7,096)	4,521,601	(4,413,260)
	5,306,913,703	27,893	(1,300,665,767)	(7,096)	4,521,601	(4,413,260)
Total	$6,602,835,185	38,503	$(3,158,432,983)	(24,029)	$28,648,884	$(21,725,133)

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

When multiple derivative contracts are held with the same counterparty, the Master Funds will net the contracts in an asset position with the contracts in a liability position when covered by a master netting agreement or similar arrangements, for presentation in the statements of financial condition. The table below displays the amounts at December 31, 2015 by which the fair values of both derivative assets and derivative liabilities were reduced within the Master Funds’ statements of financial condition as a result of this netting. Gross amounts below correspond to the total derivative asset and derivative liability balances categorized by primary underlying risk and product type in the preceding tables. Collateral pledged (received) for derivative assets and liabilities represent the cash amounts which are included in due from brokers on the statements of financial condition. Actual collateral pledged or received by the Master Funds may exceed these amounts.

Description	Gross Amount	Gross Amount Offset in the Statements of Financial Condition	Net Amount Presented in the Statements of Financial Condition	Collateral (Received) / Pledged	Net Amount

Graham Commodity Strategies LLC[1]
Derivative assets	$143,181,459	$(85,443,524)	$57,737,935	$-	$57,737,935
Derivative liabilities	(85,546,043)	85,443,524	(102,519)	102,519	-

Graham K4D Trading Ltd.[2]
Derivative assets	$28,648,884	$(21,725,133)	$6,923,751	$-	$6,923,751
Derivative liabilities	(21,725,133)	21,725,133	-	-	-

1 Net derivative asset and liability amounts presented in the statement of financial condition are held with five counterparties. The Master Fund has pledged offsetting collateral to one of those counterparties as of December 31, 2015. At December 31, 2015, additional collateral pledged in the amount of $63,779,068 was posted in support of derivative positions and is included in due from brokers on the statement of financial condition.

2 Net derivative asset amounts presented in the statement of financial condition are held with two counterparties. The Master Fund did not receive collateral from these counterparties that may have been used to offset these derivative amounts as of December 31, 2015. At December 31, 2015 additional collateral pledged in the amount of $100,917,683 was posted in support of derivative positions and is included in due from brokers on the statement of financial condition.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the results of operations of each Master Fund for the year ended December 31, 2015:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.

Net investment income (loss)	$18,652	$(124,700)

Net realized gain on investments	70,189,877	91,533,151
Net decrease in unrealized appreciation on investments	(50,162,298)	(50,295,170)
Brokerage commissions and fees	(17,331,586)	(1,159,521)
Net gain on investments	2,695,993	40,078,460
Net income	$2,714,645	$39,953,760

The following table shows the gains and losses on all financial instruments held by the Master Funds reported in net realized gain (loss) and net increase (decrease) in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the year ended December 31, 2015:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.
Commodity price
Futures	$7,461,370	$34,713,887
Options	(16,246,281)	-
Swaps	(79,938)	-
	(8,864,849)	34,713,887
Equity price
Equities	(116,500)	(305,500)
Futures	29,023,886	695,389
Options	(8,300,588)	-
	20,606,798	389,889
Foreign currency exchange rate
Forwards	40,840,293	23,190,075
Futures	-	442,172
Options	(4,923,365)	-
	35,916,928	23,632,247
Interest rate
Futures	(22,648,710)	(17,498,042)
Options	(168,603)	-
Swaps	(4,813,985)	-
	(27,631,298)	(17,498,042)
Total	$20,027,579	$41,237,981

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

Description	Gross Amount	Gross Amount Offset in the Statements of Financial Condition	Net Amount Presented in the Statements of Financial Condition	Collateral (Received) / Pledged	Net Amount

Graham Commodity Strategies LLC[1]
Derivative assets	$276,522,845	$(208,141,325)	$68,381,520	$-	$68,381,520
Derivative liabilities	(208,141,325)	208,141,325	-	-	-

Graham K4D Trading Ltd.[2]
Derivative assets	$73,409,597	$(19,263,168)	$54,146,429	$-	$54,146,429
Derivative liabilities	(19,263,168)	19,263,168	-	-	-

1 Net derivative asset amount presented in the statement of financial condition is held with three counterparties. The Master Fund did not receive collateral from these counterparties that may have been used to offset these derivative amounts as of December 31, 2014. At December 31, 2014 additional collateral pledged in the amount of $83,528,234 was posted in support of derivative positions and is included in due from brokers on the statement of financial condition.

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

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

4. Graham Cash Assets LLC

GAIT invests a portion of its excess liquidity in Cash Assets, an entity for which the Manager is also the sole investment advisor. Cash Assets commenced operations on June 22, 2005, and was formed as a Delaware Limited Liability Company for the purpose of consolidating investment activity of multiple funds managed by the Manager. Its objective is to preserve capital while enhancing return on cash balances and providing daily liquidity. It invests in debt obligations guaranteed by the U.S. federal government which range in maturity from one to twenty-four months. Cash Assets also maintains cash and cash equivalents on deposit with major U.S. institutions. Cash Assets values all fixed income securities at amortized cost which approximates fair value. GAIT’s investment in Cash Assets is valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP based upon GAIT’s proportionate share of Cash Assets’ reported net asset value. GAIT records its proportionate share of Cash Assets’ investment income and expenses on a monthly basis. For the years ended December 31, 2015 and 2014, the total amount recognized by GAIT with respect to its investment in Cash Assets was $547,110 and $317,329, respectively. These amounts are included in interest income in the statements of operations and incentive allocation. At December 31, 2015 and 2014, GAIT owned approximately 4.02% and 4.79%, respectively, of Cash Assets. The following table summarizes the financial position of Cash Assets as of December 31, 2015 and 2014:

	December 31,
	2015	2014
Assets:
Cash and cash equivalents	$850,874,164	$1,074,800,890
Investments in fixed income securities (cost $2,885,317,424 and $2,173,381,831, respectively)	2,885,317,424	2,173,381,831
Accrued interest receivable	5,861,018	4,912,030
Total assets	3,742,052,606	3,253,094,751
Net assets	$3,742,052,606	$3,253,094,751

The following table summarizes the results of operations of Cash Assets for the years ended December 31, 2015 and 2014:

	2015	2014
Investment income
Interest income	$11,360,079	$6,276,549
Total investment income	11,360,079	6,276,549

Expenses:
Bank fee expense	10,816	40,181
Total expenses	10,816	40,181
Net investment income	11,349,263	6,236,368
Net income	$11,349,263	$6,236,368

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

The following represents the condensed schedule of investments of Cash Assets as of December 31, 2015:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (cost $2,885,317,424)
United States
Government Bonds (cost $2,885,317,424)
U.S. Treasury 0.25% – 3.25% due 01/15/16 – 12/31/17	$2,875,000,000	$2,885,317,424	77.11%
Total Government Bonds		2,885,317,424	77.11%
Total United States		2,885,317,424	77.11%
Total Investments in Fixed Income Securities		$2,885,317,424	77.11%

The following represents the condensed schedule of investments of Cash Assets as of December 31, 2014:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (cost $2,173,381,831)
United States
Government Bonds (cost $2,173,381,831)
U.S. Treasury 0.25% – 4.00% due 01/15/15 – 1/31/17	$2,165,000,000	$2,173,381,831	66.81%
Total Government Bonds		2,173,381,831	66.81%
Total United States		2,173,381,831	66.81%
Total Investments in Fixed Income Securities		$2,173,381,831	66.81%

Cash Assets reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP. The following table shows the fair value classification of each investment type held by Cash Assets as of December 31, 2015 and 2014:

	December 31,
	2015	2014
Assets
Level 2:
Fixed income securities
Government Bonds	$2,885,317,424	$2,173,381,831
Total fixed income securities	2,885,317,424	2,173,381,831
Total Level 2	2,885,317,424	2,173,381,831
Total assets	$2,885,317,424	$2,173,381,831

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

6. Fees and Related Party Transactions

Advisory Fees

For the years ended December 31, 2015 and 2014 each Class of GAIT other than Class M pays the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate equal to 1.75% of the Net Asset Value of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is effected with respect to Units of such Class during the month.

Sponsor Fees

For the years ended December 31, 2015 and 2014, each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Net Asset Value specified in the table below. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee.

Class	Annual Rate

Class 0	0.75%
Class 2	2.75%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

6. Fees and Related Party Transactions (continued)

Incentive Allocation

At the end of each calendar quarter, the Manager will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced effective as of the date of any redemption of any Units of such class by multiplying the loss carryforward by the ratio that the amount of assets redeemed from such class bears to the net assets of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made to the Manager. The Incentive Allocation was $2,920,022 and $3,665,354 for the years ended December 31, 2015 and 2014, respectively.

Administrator’s Fee

For the years ended December 31, 2015 and 2014, GAIT paid SEI a monthly administrator’s fee based on GAIT’s net asset value, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, incurred by GAIT for the years ended December 31, 2015 and 2014 were $243,364 and $221,326, respectively, of which $19,747 and $20,879 was accrued as of December 31, 2015 and 2014, respectively

Any portion of any of the above fees, including the Incentive Allocation, may be paid by the Manager to third parties as compensation for selling activities in connection with GAIT.

7. Income Taxes

No provision for income taxes has been made in the accompanying financial statements, as members are individually responsible for reporting income or loss based upon their respective share of GAIT’s revenues and expenses for income tax purposes.

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing GAIT’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a more-likely-than-not threshold would be recorded as a tax expense in the current year and GAIT identifies its major tax jurisdictions as U.S. Federal and Connecticut State. The Manager has evaluated GAIT’s tax positions and has concluded that there are no significant tax positions requiring recognition, measurement or disclosure in the financial statements for open tax years 2012 through 2014 or expected to be taken in GAIT’s 2015 tax returns. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

8. Financial Highlights

The following is the per unit operating performance calculation for the years ended December 31, 2015 and 2014:

	Class 0	Class 2
Per unit operating performance
Net asset value per unit, December 31, 2013	$127.72	$98.41
Net income:
Net investment loss	(3.37)	(4.56)
Net gain on investments	25.02	19.73
Net income	21.65	15.17
Net asset value per unit, December 31, 2014	149.37	113.58
Net loss:
Net investment loss	(6.56)	(7.17)
Net gain on investments	4.53	3.50
Net loss	(2.03)	(3.67)
Net asset value per unit, December 31, 2015	$147.34	$109.91

The following represents ratios to average members’ capital, excluding the Managing Member, and total return for the years ended December 31, 2015 and 2014:

	Class 0		Class 2
	2015	2014	2015	2014

Total return before Incentive Allocation	0.46%	19.74%	(1.59)%	17.35%
Incentive Allocation	(1.82)	(2.79)	(1.64)	(1.93)
Total return after Incentive Allocation	(1.36)%	16.95%	(3.23)%	15.42%

Net investment loss before Incentive Allocation	(2.57)%	(2.73)%	(4.63)%	(4.81)%
Incentive Allocation	(1.74)	(2.45)	(1.63)	(1.95)
Net investment loss after Incentive Allocation	(4.31)%	(5.18)%	(6.26)%	(6.76)%

Total expenses before Incentive Allocation	2.89%	2.93%	4.95%	5.01%
Incentive Allocation	1.74	2.45	1.63	1.95
Total expenses after Incentive Allocation	4.63%	5.38%	6.58%	6.96%

Total return is calculated for Class 0 and Class 2 units taken as a whole. Total return is calculated as the change in total members’ capital, excluding that of the Managing Member, adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for the Class 0 and Class 2 units taken as a whole and include amounts from GAIT and net investment loss and expenses allocated from Master Funds and investment income from Cash Assets. The computation of such ratios is based on the amount of net investment loss, total expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of members’ capital of GAIT, excluding that of the Managing Member, for the years ended December 31, 2015 and 2014.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

9. Subsequent Events

GAIT had subscriptions of approximately $0.5 million and redemptions of approximately $3.2 million from January 1, 2016 through March 30, 2016, the date through which subsequent events were evaluated by management. These amounts have not been included in the financial statements.

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

Based on their evaluation as of December 31, 2015, the Manager, along with the Manager’s principal executive officer and principal financial officer, have concluded that the Manager’s disclosure controls and procedures with respect to the Fund (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

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

Management assessed the effectiveness of the Manager’s internal control over financial reporting for the Fund as of December 31, 2015. Management based its assessment on criteria established in Internal Control – Integrated Framework issues by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 2013. As a result of this assessment and based on the criteria in the COSO framework, management, including the principal financial and principal executive officers, has concluded that, as of December 31, 2015, the Manager’s internal control over financial reporting for the Fund was effective.

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

As described under “Item 1. Business,” the Fund pays the Manager the Sponsor Fee. For the year ended December 31, 2015, the Fund paid the Manager Sponsor Fees of $1,026,242.

As compensation for its services as investment manager to the Fund, the Manager is paid the Advisory Fees described under “Item 1. Business,” and may receive Incentive Allocations also as described under “Item 1. Business.” For the year ended December 31, 2015, the Fund paid the Manager Advisory Fees of $1,419,789 and the Manager received an Incentive Allocation of $1,369,198.

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

Item 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

(a)	Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by Ernst & Young LLP (“EY”) for each of the years ended December 31, 2015 and December 31, 2014 for the audit of the Fund’s annual financial statements, review of financial statements included in the Fund’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

FEE CATEGORY	2015		2014	2013
Audit Fees	$81,300	*	$78,500	$64,000
Audit-Related Fees	–		–	–
Tax Fees	59,250	*	56,400	30,000
All Other Fees	–		–	–
TOTAL FEES	$140,550	*	$134,900	$94,000

*	Amount expected to be billed for 2015 services.

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

Consolidated Statements of Financial Condition at December 31, 2015 and 2014
Consolidated Statements of Operations and Incentive Allocation
for the years ended December 31, 2015 and 2014
Consolidated Statements of Changes in Members’ Capital for the years ended December 31, 2015 and 2014
Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014
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

Dated: March 30, 2016	GRAHAM ALTERNATIVE INVESTMENT FUND II LLC BLENDED STRATEGIES PORTFOLIO

	By:	GRAHAM CAPITAL MANAGEMENT, L.P.
its Manager

		By:	/s/ Paul Sedlack
Paul Sedlack, Chief Operating Officer

By:	/s/ Brian Douglas
Brian Douglas, Chief Financial Officer