Form 10-Q
period 2016-03-31
GRAHAM ALTERNATIVE INVESTMENT FUND II LLC
filed 2016-05-16
CIK 1461237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of the
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes ☐ No ☒

As of May 1, 2016, 554,435.729 Units of the Blended Strategies Portfolio were outstanding.

GRAHAM ALTERNATIVE INVESTMENT FUND II LLC

BLENDED STRATEGIES PORTFOLIO
FORM 10-Q

PART II - Other Information			60

Exhibits

	EX - 31.1	Certification
	EX - 31.2	Certification
	EX - 32.1	Certification

Index
PART I

Item 1. Financial Statements

Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Consolidated Statements of Financial Condition

	March 31, 2016 (Unaudited)	December 31, 2015 (Audited)

Assets
Investment in Graham Alternative Investment Trading LLC, at fair value	$73,376,498	$76,385,327
Redemption receivable from Graham Alternative Investment Trading LLC	213,689	1,092,546
Total assets	$73,590,187	$77,477,873

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$213,689	$1,092,546
Total liabilities	213,689	1,092,546

Members’ capital:
Class 0 Units (383,950.356 and 390,743.099 units issued and outstanding at $143.72 and $147.34, respectively)	55,182,434	57,571,360
Class 2 Units (170,543.267 and 171,170.918 units issued and outstanding at $106.68 and $109.91, respectively)	18,194,064	18,813,967
Total members’ capital	73,376,498	76,385,327
Total liabilities and members’ capital	$73,590,187	$77,477,873

See accompanying notes.

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Unaudited Consolidated Statements of Operations

	Three Months Ended March 31,
	2016	2015
Net (loss) gain allocated from investment in Graham Alternative Investment Trading LLC
Net realized (loss) gain on investments	$(1,816,204)	$9,604,138
Net increase (decrease) in unrealized appreciation on investments	543,217	(1,998,606)
Brokerage commissions and fees	(122,599)	(103,194)
Net (loss) gain allocated from investment in Graham Alternative Investment Trading LLC	(1,395,586)	7,502,338

Net investment loss allocated from investment in Graham Alternative Investment Trading LLC
Investment income
Interest income	83,390	52,187

Expenses
Advisory fees	333,245	367,004
Sponsor fees	236,951	265,241
Administrator’s fees	26,225	29,008
Professional fees and other	14,816	47,091
Incentive allocation	-	1,369,198
Total expenses	611,237	2,077,542
Net investment loss allocated from investment in Graham Alternative Investment Trading LLC	(527,847)	(2,025,355)
Net (loss) income	$(1,923,433)	$5,476,983

See accompanying notes.

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Unaudited Consolidated Statements of Changes in Members’ Capital

For the three months ended March 31, 2016 and 2015

	Class 0 Units		Class 2 Units
	Units	Capital	Units	Capital	Total Members’ Capital

Members’ capital, December 31, 2014	390,307.769	$58,300,841	178,245.791	$20,245,406	$78,546,247
Subscriptions	2,418.637	377,644	2,990.196	356,900	734,544
Redemptions	(676.320)	(107,801)	(5,999.518)	(724,480)	(832,281)
Net income	–	4,129,634	–	1,347,349	5,476,983
Members’ capital, March 31, 2015	392,050.086	$62,700,318	175,236.469	$21,225,175	$83,925,493

	Class 0 Units		Class 2 Units
	Units	Capital	Units	Capital	Total Members’ Capital

Members’ capital, December 31, 2015	390,743.099	$57,571,360	171,170.918	$18,813,967	$76,385,327
Subscriptions	1,523.672	225,000	1,099.005	122,000	347,000
Redemptions	(8,316.415)	(1,242,648)	(1,726.656)	(189,748)	(1,432,396)
Net loss	–	(1,371,278)	–	(552,155)	(1,923,433)
Members’ capital, March 31, 2016	383,950.356	$55,182,434	170,543.267	$18,194,064	$73,376,498

See accompanying notes.

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Unaudited Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2016	2015
Cash flows provided by operating activities
Net (loss) income	$(1,923,433)	$5,476,983
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net loss (income) allocated from investment in Graham Alternative Investment Trading LLC	1,923,433	(5,476,983)
Proceeds from sale of investments in Graham Alternative Investment Trading LLC	2,311,253	2,924,598
Investments in Graham Alternative Investment Trading LLC	(347,000)	(734,544)
Net cash provided by operating activities	1,964,253	2,190,054

Cash flows used in financing activities
Subscriptions	347,000	734,544
Redemptions	(2,311,253)	(2,924,598)
Net cash used in financing activities	(1,964,253)	(2,190,054)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

See accompanying notes.

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Notes to Unaudited Consolidated Financial Statements

March 31, 2016

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

The Fund offers members Class 0 and Class 2 units. Graham Alternative Investment Ltd. (“GAI”) is a British Virgin Islands business company which was formed on June 1, 2006 and commenced operations on August 1, 2006. The Fund invests all of its assets dedicated to trading in Graham Alternative Investment Trading LLC (“GAIT”), a Delaware LLC which was formed on May 18, 2006 and commenced operations on August 1, 2006, through an investment in GAI’s Blended Strategies Portfolio. GAIT invests in various master trading vehicles (“Master Funds”), all of which are managed by Graham Capital Management, L.P. (the “Advisor” or “Manager”). The Fund is the sole owner of GAI’s Blended Strategies Portfolio and GAI’s Blended Strategies Portfolio invests all of its assets into GAIT. The Manager is the director of GAI and the sole investment advisor of GAI, GAIT and the Fund. The Manager is registered as a Commodity Pool Operator and Commodity Trading Advisor with the U.S. CFTC and is a member of the National Futures Association. The Manager is also registered with the Securities and Exchange Commission as an investment adviser. The Fund’s Units are registered under the Securities Exchange Act of 1934.

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

2. Summary of Significant Accounting Policies

These financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and all amounts are stated in U.S. dollars. The Fund is an investment company and applies specialized accounting guidance as outlined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 946, Financial Services – Investment Companies. The preparation of these consolidated financial statements requires the Manager to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

At March 31, 2016 and December 31, 2015, the Fund owned 47.16% and 46.73%, respectively of GAIT.

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

The Fund’s investment in GAIT has been valued at net asset value using the practical expedient. According to FASB Accounting Standards Update 2015-07 – Disclosures for Investment in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2015-07”), these investments are no longer categorized in the fair value hierarchy. There were no Level 3 assets or liabilities held at any point during the three months ended March 31, 2016 or the year ended December 31, 2015 by the Fund, GAIT, or the Master Funds and there were no transfers between levels during those periods. Transfers between levels, if any, are recognized on the actual date of the event or change in circumstances that cause the transfer.

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update 2014-15 – Presentation of Financial Statements – Going Concern (Subtopic 205-40). The pronouncement determines management’s responsibility regarding the assessment of the Fund’s ability to continue as a going concern even if the Fund’s liquidation is not imminent. Under this guidance, during each period in which financial statements are prepared, management will need to evaluate whether there are conditions or events that, in the aggregate, raise substantial doubt about the Fund’s ability to continue as a going concern within one year after the date the financial statements are issued. Substantial doubt would exist if conditions or events indicate that the Fund will be unable to meet its obligations as they become due. Accounting Standards Update 2014-15 is effective for annual periods ending after December 15, 2016, however early adoption is permitted. The Manager is currently assessing the impact, if any, that this pronouncement will have on the disclosures within the financial statements which is expected to be minimal.

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Notes to Unaudited Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Indemnifications

In the normal course of business, the Master Funds, GAIT, Graham Cash Assets LLC (“Cash Assets”), and the Fund enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. The Fund’s maximum exposure under these arrangements is unknown; however, the Fund has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At March 31, 2016 and December 31, 2015, no accruals have been recorded by the Fund for indemnifications.

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

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Notes to Unaudited Financial Statements (continued)

3. Capital Accounts (continued)

Redemption Fees

Class 2 Units are subject to a redemption fee equal to 2% of their Net Asset Value if redeemed within six months from their subscription date and a redemption fee equal to 1% of their Net Asset Value if redeemed more than six and less than twelve months from their subscription date. Class 0 Units are not subject to a redemption fee. Redemption fees are payable to the Manager upon redemption of Units from the proceeds of such redemption. Redemption fees of $1,916 and $0 were paid to the Manager for the three months ended March 31, 2016 and 2015, respectively.

4. Fees and Related Party Transactions

Advisory Fees
For the three months ended March 31, 2016 and 2015, each Class of GAIT other than Class M paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate equal to 1.75% of the Net Asset Value of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is effected with respect to Units of such Class during the month.

Sponsor Fees

For the three months ended March 31, 2016 and 2015, each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Net Asset Value specified in the table below. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee.

Class	Annual Rate

Class 0	0.75%
Class 2	2.75%

Incentive Allocation

At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class of GAIT, as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced, effective as of the date of any redemption of any Units of such class, by multiplying the loss carryforward by the ratio that the amount of assets redeemed from such class bears to the net assets of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made. The total Incentive Allocation allocated to the Fund by GAIT for the three months ended March 31, 2016 and 2015 was $0 and $1,369,198, respectively.

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Notes to Unaudited Financial Statements (continued)

4. Fees and Related Party Transactions (continued)

Administrator’s Fee

For the three months ended March 31, 2016 and 2015, GAIT paid SEI a monthly administrator’s fee based on GAIT’s net asset value, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, allocated to the Fund by GAIT for the three months ended March 31, 2016 and 2015 were $26,225 and $29,008, respectively.

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

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a more-likely-than-not threshold would be recorded as a tax expense in the current year and the Fund identifies its major tax jurisdictions as U.S. Federal and Connecticut State. The Manager has evaluated the Fund’s tax positions and has concluded that there are no significant tax positions requiring recognition, measurement or disclosure in the consolidated financial statements for open tax years 2013 through 2015 or expected to be taken in the Fund’s 2016 tax returns. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination.

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Notes to Unaudited Financial Statements (continued)

6. Financial Highlights

The following is the per Unit operating performance calculation for the three month periods ended March 31, 2016 and 2015:

	Class 0	Class 2
Per unit operating performance
Net asset value per unit, December 31, 2014	$149.37	$113.58
Net income:
Net investment loss	(1.04)	(1.41)
Net gain on investments	11.60	8.95
Net income	10.56	7.54
Net asset value per unit, March 31, 2015	$159.93	$121.12

Net asset value per unit, December 31, 2015	$147.34	$109.91
Net loss:
Net investment loss	(0.84)	(1.18)
Net loss on investments	(2.78)	(2.05)
Net loss	(3.62)	(3.23)
Net asset value per unit, March 31, 2016	$143.72	$106.68

The following represents ratios to average members’ capital, excluding the Managing Member, and total return for the three month periods ended March 31, 2016 and 2015:

	Class 0		Class 2
	2016	2015	2016	2015

Total return before Incentive Allocation	(2.46)%	8.83%	(2.94)%	8.33%
Incentive Allocation	0.00	(1.76)	0.00	(1.69)
Total return after Incentive Allocation	(2.46)%	7.07%	(2.94)%	6.64%

Net investment loss before Incentive Allocation	(0.57)%	(0.66)%	(1.07)%	(1.19)%
Incentive Allocation	0.00	(1.69)	0.00	(1.60)
Net investment loss after Incentive Allocation	(0.57)%	(2.35)%	(1.07)%	(2.79)%

Total expenses before Incentive Allocation	0.68%	0.73%	1.18%	1.25%
Incentive Allocation	0.00	1.69	0.00	1.60
Total expenses after Incentive Allocation	0.68%	2.42%	1.18%	2.85%

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Notes to Unaudited Financial Statements (continued)

6. Financial Highlights (continued)

Total return is calculated for Class 0 and Class 2 Units taken as a whole. Total return is calculated as the change in total members’ capital adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for Class 0 and Class 2 Units taken as a whole and include net amounts allocated from GAIT. The computation of such ratios is based on the amount of net investment loss, expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of members’ capital for Class 0 and Class 2 Units of the Fund for the three month periods ended March 31, 2016 and 2015.

7. Subsequent Events

The Fund had subscriptions of approximately $0.4 million and redemptions of approximately $0.4 million from April 1, 2016 through May 16, 2016, the date through which subsequent events were evaluated by management. These amounts have not been included in the financial statements.

Index
Graham Alternative Investment Trading LLC

Statements of Financial Condition

	March 31, 2016 (Unaudited)	December 31, 2015 (Audited)
Assets
Investments in Master Funds, at fair value	$15,779,226	$17,496,603
Investment in Graham Cash Assets LLC, at fair value	141,341,337	150,532,053
Receivable from Master Funds	71	-
Total assets	$157,120,634	$168,028,656

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$1,053,107	$4,031,268
Accrued advisory fees	231,103	247,886
Accrued sponsor fees	173,796	184,511
Accrued professional fees	47,743	67,250
Accrued administrator’s fee	18,272	19,747
Payable to Master Funds	27	32
Total liabilities	1,524,048	4,550,694

Members’ capital:
Class 0 Units (771,318.238 and 791,620.850 units issued and outstanding at $143.72 and $147.34 per unit, respectively)	110,856,053	116,635,944
Class 2 Units (408,693.473 and 415,606.489 units issued and outstanding at $106.68 and $109.91 per unit, respectively)	43,600,634	45,680,694
Class M Units (4,671.470 units issued and outstanding at $244.01 and $248.60 per unit, respectively)	1,139,899	1,161,324
Total members’ capital	155,596,586	163,477,962
Total liabilities and members’ capital	$157,120,634	$168,028,656

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Condensed Schedules of Investments

	March 31, 2016 (Unaudited)		December 31, 2015 (Audited)
Description	Fair Value	Percentage of Members’ Capital	Fair Value	Percentage of Members’ Capital

Investments in Master Funds, at fair value
Graham Commodity Strategies LLC	$7,474,735	4.80%	$6,374,087	3.90%
Graham K4D Trading Ltd.	8,304,491	5.34%	11,122,516	6.80%
Total investments in Master Funds	$15,779,226	10.14%	$17,496,603	10.70%

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Operations and Incentive Allocation

	Three Months Ended March 31,
	2016	2015
Net (loss) gain allocated from investments in Master Funds
Net realized (loss) gain on investments	$(3,858,347)	$20,622,967
Net increase (decrease) in unrealized appreciation on investments	1,164,019	(4,277,079)
Brokerage commissions and fees	(261,589)	(221,481)
Net (loss) gain allocated from investments in Master Funds	(2,955,917)	16,124,407

Net investment loss allocated from investments in Master Funds	(3,702)	(24,291)

Investment income
Interest income	177,903	111,995

Expenses
Advisory fees	705,897	782,328
Sponsor fees	530,040	582,709
Administrator’s fees	55,952	62,256
Professional fees and other	27,903	76,750
Total expenses	1,319,792	1,504,043
Net investment loss of the Fund	(1,141,889)	(1,392,048)

Net (loss) income	(4,101,508)	14,708,068

Incentive allocation	-	2,920,022

Net (loss) income available for pro-rata allocation to all members	$(4,101,508)	$11,788,046

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Changes in Members’ Capital

For the three months ended March 31, 2016 and 2015

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2014	812,590.118	$121,377,790	408,116.011	$46,354,391	4,671.470	$1,129,481	$168,861,662
Subscriptions	5,771.777	899,644	9,160.212	1,091,900	–	–	1,991,544
Redemptions	(6,026.308)	(950,968)	(9,941.126)	(1,199,260)	–	(2,920,022)	(5,070,250)
Incentive allocation	–	(2,147,427)	–	(772,595)	–	2,920,022	–
Net income	–	10,737,288	–	3,863,239	–	107,541	14,708,068
Members’ capital, March 31, 2015	812,335.587	$129,916,327	407,335.097	$49,337,675	4,671.470	$1,237,022	$180,491,024

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2015	791,620.850	$116,635,944	415,606.489	$45,680,694	4,671.470	$1,161,324	$163,477,962
Subscriptions	1,856.175	275,000	1,781.360	197,000	–	–	472,000
Redemptions	(22,158.787)	(3,297,469)	(8,694.376)	(954,399)	–	–	(4,251,868)
Incentive allocation	–	–	–	–	–	–	–
Net loss	–	(2,757,422)	–	(1,322,661)	–	(21,425)	(4,101,508)
Members’ capital, March 31, 2016	771,318.238	$110,856,053	408,693.473	$43,600,634	4,671.470	$1,139,899	$155,596,586

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Cash Flows

	Three Months Ended March 31,
	2016	2015
Cash flows provided by operating activities
Net (loss) income	$(4,101,508)	$14,708,068
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net loss (income) allocated from investments in Master Funds	2,959,619	(16,100,116)
Net income allocated from investment in Graham Cash Assets LLC	(177,903)	(111,995)
Proceeds from sale of investments in Master Funds	39,761,345	61,383,114
Proceeds from sale of investments in Graham Cash Assets LLC	39,551,967	45,468,484
Investments in Master Funds	(41,003,663)	(43,544,130)
Investments in Graham Cash Assets LLC	(30,183,348)	(54,417,686)
Changes in assets and liabilities:
Accrued advisory fees	(16,783)	10,815
Accrued sponsor fees	(10,715)	8,449
Accrued professional fees	(19,507)	(27,147)
Accrued administrator’s fee	(1,475)	822
Net cash provided by operating activities	6,758,029	7,378,678

Cash flows used in financing activities
Subscriptions	472,000	1,991,544
Redemptions	(7,230,029)	(9,370,222)
Net cash used in financing activities	(6,758,029)	(7,378,678)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements

March 31, 2016

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

2. Summary of Significant Accounting Policies

These financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and all amounts are stated in U.S. dollars. GAIT is an investment company and applies specialized accounting guidance as outlined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 946, Financial Services – Investment Companies. The preparation of these financial statements requires the Manager to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated using the exchange rates at March 31, 2016 and December 31, 2015. Gains and losses resulting from foreign currency transactions are calculated using daily exchange rates prevailing on the transaction date. The Master Funds do not isolate the portion of results of operations from changes in foreign exchange rates on investments and cash from fluctuations arising from changes in market prices held. Currency translation gains and losses are included in the statement of operations within net realized gain (loss) and net increase (decrease) in unrealized appreciation on investments.

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

GAIT’s investments in Master Funds and Graham Cash Assets LLC (“Cash Assets”) have been valued at net asset value using the practical expedient. According to FASB Accounting Standards Update 2015-07 – Disclosures for Investment in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2015-07”), these investments are no longer categorized in the fair value hierarchy. GAIT’s investments in Master Funds and Cash Assets are discussed in Notes 3 and 4. There were no Level 3 assets or liabilities held at any point during the three months ended March 31, 2016 or the year ended December 31, 2015 by GAIT, the Master Funds, or Cash Assets, and there were no transfers between levels during those periods. Transfers between levels, if any, are recognized on the actual date of the event or change in circumstances that cause the transfer.

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

Exchange traded swaps are valued based upon the last traded prices established by the primary exchange upon which they are traded. Changes in fair value of each swap are recognized as unrealized gains or losses. The Master Funds record realized gains or losses when a swap contract is terminated.

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

Credit Risk Related Contingent Features

OTC Derivative Instruments are subject to ISDA Master Agreements which generally require among other things, that the Master Funds maintain a predetermined level of net assets or rate of return, and provide limits with respect to any decline in value over 1-month, 3-month and 12-month periods. If the Master Funds were to violate such provisions, the counterparty to these instruments could demand liquidation of the outstanding positions. There were no events that occurred throughout the three months ended March 31, 2016 or for the year ended December 31, 2015 which caused any counterparty to demand liquidation of any outstanding positions. At March 31, 2016 and December 31, 2015, there were no Derivative Instruments subject to credit risk related contingent features in a net liability position for any of the Master Funds in which GAIT invests except for Graham Commodity Strategies LLC. Graham Commodity Strategies LLC had Derivative Instruments subject to credit risk related contingent features in a net liability position in the amount of $1,953,564 and $102,519 at March 31, 2016 and December 31, 2015, respectively.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

New York Mercantile Exchange Corporate Membership

Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is a member of the New York Mercantile Exchange (“NYMEX”). As a result of its membership, Graham Commodity Strategies LLC owns two NYMEX seats and 30,000 shares of the CME Group. Graham Commodity Strategy LLC’s policy is to value the NYMEX memberships and the shares of the CME Group at fair value. As of March 31, 2016 and December 31, 2015, the two NYMEX memberships were valued at $315,000 and $305,000, respectively, and the 30,000 shares of CME Group were valued at $2,881,500 and $2,718,000, respectively, both of which are contained within Exchange Memberships on Graham Commodity Strategies LLC’s statements of financial condition. The NYMEX seats and shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Chicago Board of Trade Membership

Graham K4D Trading Ltd., a Master Fund in which GAIT invests, is a member of the Chicago Board of Trade (“CBOT”) under Rule 106.S and owns two B-1/Full seats and one B-2/Associate seat. Graham K4D Trading Ltd.’s policy is to value the CBOT memberships at fair value. As of March 31, 2016 and December 31, 2015, the B-1/Full memberships were valued at $270,000 and $455,000, respectively, and the B-2/Associate memberships were valued at $61,750 and $72,500, respectively, both of which are included in CME Membership on the statements of financial condition. Additionally, Graham K4D Trading Ltd. owns a Chicago Mercantile Exchange seat valued at $192,500 and $224,500 at March 31, 2016 and December 31, 2015, respectively, which is also included in Exchange Membership on the statements of financial condition. The CBOT membership and shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update 2014-15 – Presentation of Financial Statements – Going Concern (Subtopic 205-40). The pronouncement determines management’s responsibility regarding the assessment of GAIT’s ability to continue as a going concern even if GAIT’s liquidation is not imminent. Under this guidance, during each period in which financial statements are prepared, management will need to evaluate whether there are conditions or events that, in the aggregate, raise substantial doubt about GAIT’s ability to continue as a going concern within one year after the date the financial statements are issued. Substantial doubt would exist if conditions or events indicate that GAIT will be unable to meet its obligations as they become due. Accounting Standards Update 2014-15 is effective for annual periods ending after December 15, 2016, however early adoption is permitted. The Manager is currently assessing the impact, if any, that this pronouncement will have on the disclosures within the financial statements. Any impact is expected to be minimal.

Indemnifications

In the normal course of business, the Master Funds, Cash Assets, and GAIT enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. GAIT’s maximum exposure under these arrangements is unknown; however, GAIT has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At March 31, 2016 and December 31, 2015, no accruals have been recorded by GAIT for indemnifications.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds

As of March 31, 2016 and December 31, 2015, GAIT invested in various Master Funds, all of which were managed by the Manager. GAIT’s investments in these Master Funds, as well as the investment objectives of each Master Fund, are summarized below. Master Funds in which GAIT invested 5% or more of its members’ capital are individually identified, while smaller investments are aggregated under the caption “Other Global Macro Funds.” All of the Master Funds and GAIT are related parties. The Master Funds do not charge management or incentive fees and all offer monthly subscriptions and redemptions.

March 31, 2016
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Loss (three months ended)

Systematic Macro Funds
Graham K4D Trading Ltd.	5.34%	$8,304,491	$(1,960,831)

Global Macro Funds
Graham Commodity Strategies LLC	4.80%	7,474,735	(998,788)
	10.14%	$15,779,226	$(2,959,619)

December 31, 2015
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (three months ended March 31, 2015)

Systematic Macro Funds
Graham K4D Trading Ltd.	6.80%	$11,122,516	$8,936,822

Global Macro Funds
Graham Commodity Strategies LLC	3.90%	6,374,087	7,163,294
	10.70%	$17,496,603	$16,100,116

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the financial position of each Master Fund as of March 31, 2016:

	Graham Commodity Strategies LLC (Delaware)	Graham K4D Trading Ltd. (BVI)
Assets:
Due from brokers	$120,871,672	$78,987,169
Derivative financial instruments, at fair value	15,486,120	5,349,409
Exchange membership, at fair value	3,196,500	524,250
Total assets	139,554,292	84,860,828

Liabilities:
Derivative financial instruments, at fair value	1,953,564	-
Total liabilities	1,953,564	-
Net assets	$137,600,728	$84,860,828

Percentage of Master Fund held by GAIT	5.43%	9.79%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2016.

Description	Number of Contracts / Notional Amounts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC
Derivative financial instruments
Long contracts
Futures
Coffee May 2016	3,625	$14,492,175	10.53%
Coffee July 2016	2,375	338,888	0.25%
Coffee Robusta May 2016	3,000	2,645,800	1.92%
Other commodity		3,793,898	2.76%
Foreign index		(95,537)	(0.07)%
Interest rate		5,538,606	4.03%
U.S. 10yr note June 2016	9,353	7,627,063	5.54%
U.S. 5yr note June 2016	1,449	513,234	0.37%
U.S. long bond January 2016	479	333,250	0.24%
U.S. Ultra bond June 2016	101	(40,188)	(0.03)%
S&P 500 E-Mini June 2016	454	(161,513)	(0.12)%
Other U.S. index		(58,465)	(0.04)%
Total futures		34,927,211	25.38%

Forwards
Chinese yuan / U.S. dollar 04/06/16 – 02/24/17	CNY 4,170,267,463	13,117,559	9.53%
South Korean won / U.S. dollar 04/04/16 – 05/23/16	KRW 427,212,051,600	15,311,585	11.13%
Mexican peso / U.S. dollar 04/08/16	MXN 425,169,203	72,299	0.05%
Other foreign currency		1,157	0.00%
Total forwards		28,502,600	20.71%

Options (cost $119,117,480)
Coffee Robusta July 2016, $1650.00 Call	1	290,000	0.21%
Coffee future option May 2016, $135.00 Call	1	312,188	0.23%
Crude Oil future option May 2016 – December 2016, $41.00 - $100.00 Call	5	2,195,000	1.60%
Crude Oil future option May 2016 – December 2016, $28.00 - $38.00 Put	5	2,490,250	1.81%
Other commodity future		6,943,688	5.05%
Euro / U.S. dollar 04/04/16 – 02/24/17, $1.02 - $1.21 Call	11	9,391,825	6.83%
Euro / U.S. dollar 04/07/16 – 01/10/17, $0.98 - $1.09 Put	4	1,074,482	0.78%
U.S. dollar / Chinese yuan 05/25/16 - 02/24/17, $6.55 - $7.60 Call	16	12,547,444	9.12%
U.S. dollar / Chinese yuan 04/04/16, $6.50 Put	1	550,980	0.40%
U.S. dollar / Mexican peso 04/29/16 - 05/13/16, $17.00 - $17.50 Put	5	9,019,374	6.55%
U.S. dollar / Euro 05/30/16, $1.05 Put	1	16,412	0.01%
U.S. dollar / South Korean won 04/05/16 – 04/28/16, $1,225.00 - $1,250.00 Call	3	50,169	0.04%
U.S. dollar / South Korean won 04/21/16, $1,150.00 Put	1	1,283,090	0.93%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2016.

Description	Number of Contracts / Notional Amounts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC (continued)
Derivative financial instruments (continued)
Long contracts (continued)
Options (continued)
Other currency		$21,519,775	15.64%
Foreign bond		979,282	0.71%
IMM Euro Future Option April 2016 – December 2016, $98.38 - $99.13 Put	6	7,912,500	5.75%
Other interest rate futures		758,933	0.55%
U.S. 10yr note May 2016 - June 2016, $130.00 - $137.00 Call	2	1,703,125	1.24%
U.S. bond future June 2016, $151.00 - $155.00 Put	2	515,625	0.37%
S&P 500 E-Mini April 2016 – September 2016, $2,055.00 - $2,245.00 Call	3	5,259,375	3.82%
Total options		84,813,517	61.64%

Short contracts
Futures
Coffee December 2016	(5,700)	(16,345,819)	(11.88)%
Other commodity		(85,975)	(0.06)%
Interest rate		(1,749,135)	(1.27)%
U.S. 2yr - 5yr note June 2016	(1,204)	(352,039)	(0.26)%
U.S. Ultra bond June 2016	(249)	(98,563)	(0.07)%
Total futures		(18,631,531)	(13.54)%

Forwards
U.S. dollar / Chinese yuan 04/06/16 – 03/02/17	CNY (5,741,950,032)	(21,974,958)	(15.97)%
U.S. dollar / South Korean won 04/04/16 – 05/23/16	KRW(388,484,203,250)	(14,901,219)	(10.83)%
Other foreign currency		367,832	0.27%
Total forwards		(36,508,345)	(26.53)%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2016.

Description	Number of Contracts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts (continued)
Options (proceeds $111,485,864)
Coffee future May 2016, $140.00 - $145.00 Call	(2)	$(37,594)	(0.03)%
Crude oil future December 2016, $40.00 Put	(1)	(9,825,000)	(7.14)%
Crude oil future May 2016 – December 2016, $41.00 - $120.00 Call	(5)	(5,211,000)	(3.79)%
Crude oil future May 2016 – December 2016, $23.00 - $37.00 Put	(7)	(6,209,500)	(4.51)%
Other commodity futures		(9,838,125)	(7.14)%
Euro / U.S. dollar 04/29/16, $1.16 Call	(1)	(1,120,825)	(0.81)%
Euro / U.S. dollar 04/06/16 - 01/10/17, $0.95 - $1.07 Put	(3)	(596,499)	(0.43)%
U.S. dollar / Chinese yuan 05/03/16 - 02/24/17, $6.75 - $7.40 Call	(12)	(9,848,829)	(7.16)%
U.S. dollar / Chinese yuan 08/26/16, $6.37 Put	(1)	(1,019,206)	(0.74)%
U.S. dollar / Mexican peso 05/13/16, $16.75 - $17.50 Put	(4)	(4,135,860)	(3.01)%
U.S. dollar / South Korean won 04/12/16 – 04/29/16, $1,195.00 - $1,275.00 Call	(4)	(169,655)	(0.12)%
U.S. dollar / South Korean won 04/21/16 – 04/28/16, $1,123.25 - $1,170.00 Put	(2)	(2,011,990)	(1.46)%
Other currency		(13,884,284)	(10.10)%
Foreign bond		(592,124)	(0.43)%
IMM Euro future April 2016 – December 2016, $98.50 - $99.00 Put	(5)	(5,568,750)	(4.05)%
Other interest rate futures		(294,155)	(0.21)%
U.S. 10yr note May 2016, $131.00 Call	(1)	(656,250)	(0.48)%
U.S. bond future June 2016, $149.00 - $154.00 Put	(2)	(406,250)	(0.30)%
S&P 500 E-Mini September 2016, $2,100.00 Call	(1)	(8,100,000)	(5.89)%
S&P 500 E-Mini April 2016, $2,100.00 Call	(1)	(45,000)	(0.03)%
Total options		(79,570,896)	(57.83)%
Total derivative financial instruments		$13,532,556	9.83%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2016.

Description	Number of Contracts/Notional Amounts		Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd.
Derivative financial instruments
Long contracts
Futures
Commodity			$(1,581,306)	(1.86)%
Currency			(16,445)	(0.02)%
Foreign bond			(2,677,709)	(3.16)%
Foreign index			1,976,301	2.33%
Interest rate			4,144,259	4.88%
U.S. bond			599,716	0.71%
U.S. index			4,789,762	5.64%
Total futures			7,234,578	8.52%

Forwards
Swiss franc / U.S. dollar 06/15/16	CHF	40,680,000	433,881	0.51%
Other foreign currency			15,970,795	18.82%
Total forwards			16,404,676	19.33%

Short contracts
Futures
Commodity			(2,075,700)	(2.45)%
Currency			446,617	0.53%
Foreign bond			(312,420)	(0.37)%
Foreign index			(1,276,912)	(1.50)%
Interest rate			(311,967)	(0.37)%
U.S. bond			(1,362,894)	(1.61)%
U.S. index			17,715	0.02%
Total futures			(4,875,561)	(5.75)%

Forwards
U.S. dollar / Swiss franc 06/15/16	CHF	(152,222,000)	(4,433,200)	(5.22)%
Other foreign currency			(8,981,084)	(10.58)%
Total forwards			(13,414,284)	(15.80)%
Total derivative financial instruments			$5,349,409	6.30%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the fair value classification of each investment type by Master Fund as of March 31, 2016:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.
Assets
Level 1:
Commodity futures	$24,950,861	$5,014,885
Commodity futures options	12,231,126	-
Currency futures	-	866,053
Foreign bond futures	-	602,482
Foreign bond futures options	979,282	-
Foreign index futures	8,887	2,605,796
Interest rate futures	5,677,159	4,144,259
Interest rate futures options	8,671,433	-
U.S. bond futures	8,487,132	599,716
U.S. bond futures options	2,218,750	-
U.S. index futures	-	4,813,051
U.S. index futures options	5,259,375	-
Total Level 1	68,484,005	18,646,242

Level 2:
Foreign currency forwards	30,823,430	16,631,065
Foreign currency options	55,453,551	-
Total Level 2	86,276,981	16,631,065
Total investment related assets	$154,760,986	$35,277,307

Liabilities
Level 1:
Commodity futures	$(20,111,894)	$(8,671,891)
Commodity futures options	(31,121,219)	-
Currency futures	-	(435,881)
Foreign bond futures	-	(3,592,611)
Foreign bond futures options	(592,124)	-
Foreign index futures	(104,424)	(1,906,407)
Interest rate futures	(1,887,688)	(311,967)
Interest rate futures options	(5,862,905)	-
U.S. bond futures	(504,375)	(1,362,894)
U.S. bond futures options	(1,062,500)	-
U.S. index futures	(219,978)	(5,574)
U.S. index futures options	(8,145,000)	-
Total Level 1	(69,612,107)	(16,287,225)

Level 2:
Foreign currency forwards	(38,829,175)	(13,640,673)
Foreign currency options	(32,787,148)	-
Total Level 2	(71,616,323)	(13,640,673)
Total investment related liabilities	$(141,228,430)	$(29,927,898)

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of the Master Funds based on their average quarterly notional amounts and number of contracts for the three months ended March 31, 2016. The table also displays the fair value of derivative contracts held by the Master Funds at March 31, 2016 categorized by primary underlying risk. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Graham Commodity Strategies LLC
	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$564,781,193	14,537	$(467,509,125)	(12,171)	$24,950,861	$(20,111,894)
Options(a)	710,407,439	22,300	(390,515,230)	(17,100)	12,231,126	(31,121,219)
	1,275,188,632	36,837	(858,024,355)	(29,271)	37,181,987	(51,233,113)
Equity price
Futures	94,174,532	1,082	-	-	8,887	(324,402)
Options(a)	32,777,841	10,250	(5,226,196)	(500)	5,259,375	(8,145,000)
	126,952,373	11,332	(5,226,196)	(500)	5,268,262	(8,469,402)
Foreign currency exchange rate
Forwards	11,845,016,341	N/A	(2,367,126,276)	N/A	30,823,430	(38,829,175)
Options(a)	1,803,202,100	66	(1,372,921,674)	(56)	55,453,551	(32,787,148)
	13,648,218,441	66	(3,740,047,950)	(56)	86,276,981	(71,616,323)
Interest rate
Futures	10,238,794,597	45,094	(2,803,924,166)	(10,859)	14,164,291	(2,392,063)
Options(a)	4,743,549,474	168,000	(5,354,332,617)	(139,500)	11,869,465	(7,517,529)
	14,982,344,071	213,094	(8,158,256,783)	(150,359)	26,033,756	(9,909,592)
Total	$30,032,703,517	261,329	$(12,761,555,284)	(180,186)	$154,760,986	$(141,228,430)

(a)  – Notional amounts for options are based on the delta-adjusted positions.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of the Master Funds based on their average quarterly notional amounts and number of contracts for the three months ended March 31, 2016. The table also displays the fair value of derivative contracts held by the Master Funds at March 31, 2016 categorized by primary underlying risk. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Graham K4D Trading Ltd.
	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$313,047,006	6,059	$(267,861,911)	(7,681)	$5,014,885	$(8,671,891)
	313,047,006	6,059	(267,861,911)	(7,681)	5,014,885	(8,671,891)

Equity price
Futures	417,868,362	4,564	(209,076,898)	(2,894)	7,418,847	(1,911,981)
	417,868,362	4,564	(209,076,898)	(2,894)	7,418,847	(1,911,981)

Foreign currency exchange rate
Forwards	885,951,838	N/A	(777,252,090)	N/A	16,631,065	(13,640,673)
Futures	5,669,654	57	(114,622,018)	(1,185)	866,053	(435,881)
	891,621,492	57	(891,874,108)	(1,185)	17,497,118	(14,076,554)

Interest rate
Futures	4,089,467,497	23,843	(686,550,410)	(3,353)	5,346,457	(5,267,472)
	4,089,467,497	23,843	(686,550,410)	(3,353)	5,346,457	(5,267,472)
Total	$5,712,004,357	34,523	$(2,055,363,327)	(15,113)	$35,277,307	$(29,927,898)

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

When multiple derivative contracts are held with the same counterparty, the Master Funds will net the contracts in an asset position with the contracts in a liability position when covered by a master netting agreement or similar arrangements, for presentation in the statements of financial condition. The table below displays the amounts at March 31, 2016 by which the fair values of both derivative assets and derivative liabilities were reduced within the Master Funds’ statements of financial condition as a result of this netting. Gross amounts below correspond to the total derivative asset and derivative liability balances categorized by primary underlying risk and product type in the preceding tables. Collateral pledged (received) for derivative assets and liabilities represent the cash amounts which are included in due from brokers on the statements of financial condition. Actual collateral pledged or received by the Master Funds may exceed these amounts.

Description	Gross Amount	Gross Amount Offset in the Statements of Financial Condition	Net Amount Presented in the Statements of Financial Condition	Collateral (Received) / Pledged	Net Amount

Graham Commodity Strategies LLC[1]
Derivative assets	$154,760,986	$(139,274,866)	$15,486,120	$-	$15,486,120
Derivative liabilities	(141,228,430)	139,274,866	(1,953,564)	1,953,564	-

Graham K4D Trading Ltd.[2]
Derivative assets	$35,277,307	$(29,927,898)	$5,349,409	$-	$5,349,409
Derivative liabilities	(29,927,898)	29,927,898	-	-	-

1 Net derivative asset and liability amounts presented in the statement of financial condition are held with three counterparties. The Master Fund has pledged offsetting collateral to one of those counterparties as of March 31, 2016. At March 31, 2016, additional collateral pledged in the amount of $118,905,508 was posted in support of derivative positions and is included in due from brokers on the statement of financial condition.

2 Net derivative asset amounts presented in the statement of financial condition are held with two counterparties. The Master Fund did not receive collateral from of these counterparties that may have been used to offset these derivative amounts as of March 31, 2016. At March 31, 2016, additional collateral pledged in the amount of $78,987,169 was posted in support of derivative positions and is included in due from brokers on the statement of financial condition.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the results of operations of each Master Fund for the three months ended March 31, 2016:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.

Net investment income	$20,543	$1,873

Net realized loss on investments	(35,186,715)	(18,599,317)
Net increase (decrease) in unrealized appreciation on investments	23,511,621	(1,948,151)
Brokerage commissions and fees	(4,684,580)	(235,010)
Net loss on investments	(16,359,674)	(20,782,478)
Net loss	$(16,339,131)	$(20,780,605)

The following table shows the gains and losses on all financial instruments held by the Master Funds reported in net realized loss and net increase (decrease) in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the three months ended March 31, 2016:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.
Commodity price
Futures	$7,320,688	$(15,844,394)
Options	38,440,134	-
	45,760,822	(15,844,394)
Equity price
Equities	173,500	(227,750)
Futures	(3,487,679)	(9,992,811)
Options	(2,889,839)	-
	(6,204,018)	(10,220,561)
Foreign currency exchange rate
Forwards	(24,643,256)	(3,810,275)
Futures	-	(4,775,719)
Options	(5,195,380)	-
	(29,838,636)	(8,585,994)
Interest rate
Futures	(17,247,561)	14,103,481
Options	(3,420,474)	-
Swaps	(725,227)	-
	(21,393,262)	14,103,481
Total	$(11,675,094)	$(20,547,468)

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

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the fair value classification of each investment type by Master Fund as of December 31, 2015:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.
Assets
Level 1:
Commodity futures	$6,018,377	$13,861,420
Commodity futures options	39,960,577	-
Currency futures	-	166,602
Foreign bond futures	41,429	2,152,576
Foreign index futures	10,826	1,011,173
Foreign index futures options	1,144	-
Interest rate futures	7,030,695	616,252
Interest rate futures options	17,199,445	-
U.S. bond futures	490,008	1,752,773
U.S. bond futures options	3,414,313	-
U.S. index futures	-	124,748
U.S. index futures options	207,500	-
Total Level 1	74,374,314	19,685,544

Level 2:
Foreign currency forwards	22,920,961	8,963,340
Foreign currency options	44,978,283	-
Interest rate swaps	907,901	-
Total Level 2	68,807,145	8,963,340
Total investment related assets	$143,181,459	$28,648,884

Liabilities
Level 1:
Commodity futures	$(6,763,416)	$(9,365,806)
Commodity futures options	(10,016,245)	-
Currency futures	-	(349,596)
Foreign bond futures	-	(1,395,126)
Foreign index futures	(1,883,539)	(3,572,663)
Interest rate futures	(3,207,541)	(2,410,691)
Interest rate futures options	(10,240,070)	-
U.S. bond futures	(80,469)	(607,443)
U.S. bond futures options	(1,679,281)	-
U.S. index futures	(838,437)	(787,882)
Total Level 1	(34,708,998)	(18,489,207)

Level 2:
Foreign currency forwards	(18,765,073)	(3,235,926)
Foreign currency options	(31,389,620)	-
Interest rate swaps	(682,352)	-
Total Level 2	(50,837,045)	(3,235,926)
Total investment related liabilities	$(85,546,043)	$(21,725,133)

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

2 Net derivative asset amounts presented in the statement of financial condition are held with two counterparties. The Master Fund did not receive collateral from of these counterparties that may have been used to offset these derivative amounts as of December 31, 2015. At December 31, 2015 additional collateral pledged in the amount of $100,917,683 was posted in support of derivative positions and is included in due from brokers on the statement of financial condition.

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

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC

GAIT invests a portion of its excess liquidity in Cash Assets, an entity for which the Manager is also the sole investment advisor. Cash Assets commenced operations on June 22, 2005, and was formed as a Delaware Limited Liability Company for the purpose of consolidating investment activity of multiple funds managed by the Manager. Its objective is to preserve capital while enhancing return on cash balances and providing daily liquidity. It invests in debt obligations guaranteed by the U.S. federal government which range in maturity from one to twenty-four months. Cash Assets also maintains cash and cash equivalents on deposit with major U.S. institutions. Cash Assets values all fixed income securities at amortized cost which approximates fair value. GAIT’s investment in Cash Assets is valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP based upon GAIT’s proportionate share of Cash Assets’ reported net asset value. GAIT records its proportionate share of Cash Assets’ investment income and expenses on a monthly basis. For the three months ended March 31, 2016 and 2015, the total amount recognized by GAIT with respect to its investment in Cash Assets was $177,903 and $111,995, respectively. These amounts are included in interest income in the statements of operations and incentive allocation. At March 31, 2016 and December 31, 2015, GAIT owned approximately 3.49% and 4.02%, respectively, of Cash Assets. The following table summarizes the financial position of Cash Assets as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Assets:
Cash and cash equivalents	$585,441,829	$850,874,164
Investments in fixed income securities (cost $3,457,711,074 and $2,885,317,424, respectively)	3,457,711,074	2,885,317,424
Accrued interest receivable	6,331,645	5,861,018
Total assets	4,049,484,548	3,742,052,606

Net assets	$4,049,484,548	$3,742,052,606

The following table summarizes the results of operations of Cash Assets for the three months ended March 31, 2016 and 2015:

	2016	2015
Investment income
Interest income	$4,682,200	$2,332,063
Total investment income	4,682,200	2,332,063

Expenses:
Bank fee expense	23,318	9,854
Total expenses	23,318	9,854
Net investment income	4,658,882	2,322,209
Net income	$4,658,882	$2,322,209

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

The following represents the condensed schedule of investments of Cash Assets as of March 31, 2016:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (cost $3,457,711,074)
United States
Government Bonds (cost $3,457,711,074)
U.S. Treasury 0.25% – 3.25% due 04/07/16 – 03/31/18	$3,450,000,000	$3,457,711,074	85.39%
Total Government Bonds		3,457,711,074	85.39%
Total United States		3,457,711,074	85.39%
Total Investments in Fixed Income Securities		$3,457,711,074	85.39%

The following represents the condensed schedule of investments of Cash Assets as of December 31, 2015:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (cost $2,885,317,424)
United States
Government Bonds (cost $2,885,317,424)
U.S. Treasury 0.25% – 3.25% due 01/15/16 – 12/31/17	$2,875,000,000	$2,885,317,424	77.11%
Total Government Bonds		2,885,317,424	77.11%
Total United States		2,885,317,424	77.11%
Total Investments in Fixed Income Securities		$2,885,317,424	77.11%

Cash Assets reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP. The following table shows the fair value classification of each investment type held by Cash Assets as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Assets
Level 2:
Fixed income securities
Government Bonds	$3,457,711,074	$2,885,317,424
Total fixed income securities	3,457,711,074	2,885,317,424
Total Level 2	3,457,711,074	2,885,317,424
Total assets	$3,457,711,074	$2,885,317,424

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

6. Fees and Related Party Transactions

Advisory Fees

For the three months ended March 31, 2016 and 2015, each Class of GAIT other than Class M pays the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate equal to 1.75% of the Net Asset Value of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is effected with respect to Units of such Class during the month.

Sponsor Fees

For the three months ended March 31, 2016 and 2015, each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Net Asset Value specified in the table below. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee.

Class	Annual Rate

Class 0	0.75%
Class 2	2.75%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

6. Fees and Related Party Transactions (continued)

Incentive Allocation

At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced effective as of the date of any redemption of any Units of such class by multiplying the loss carryforward by the ratio that the amount of assets redeemed from such class bears to the net assets of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made. The Incentive Allocation was $0 and $2,920,022 for the three months ended March 31, 2016 and 2015, respectively.

Administrator’s Fee

For the three months ended March 31, 2016 and 2015, GAIT paid SEI a monthly administrator’s fee based on GAIT’s net asset value, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, incurred by GAIT for the three months ended March 31, 2016 and 2015 were $55,952 and $62,256, respectively, of which $18,272 and $21,701 was accrued as of March 31, 2016 and 2015, respectively.

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

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing GAIT’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a more-likely-than-not threshold would be recorded as a tax expense in the current year and GAIT identifies its major tax jurisdictions as U.S. Federal and Connecticut State. The Manager has evaluated GAIT’s tax positions and has concluded that there are no significant tax positions requiring recognition, measurement or disclosure in the financial statements for open tax years 2013 through 2015 or expected to be taken in GAIT’s 2016 tax returns. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

8. Financial Highlights

The following is the per Unit operating performance calculation for the three months ended March 31, 2016 and 2015:

	Class 0	Class 2
Per unit operating performance
Net asset value per unit, December 31, 2014	$149.37	$113.58
Net income:
Net investment loss	(1.04)	(1.41)
Net gain on investments	11.60	8.95
Net income	10.56	7.54
Net asset value per unit, March 31, 2015	$159.93	$121.12

Net asset value per unit, December 31, 2015	$147.34	$109.91
Net loss:
Net investment loss	(0.84)	(1.18)
Net loss on investments	(2.78)	(2.05)
Net loss	(3.62)	(3.23)
Net asset value per unit, March 31, 2016	$143.72	$106.68

The following represents ratios to average members’ capital, excluding the Managing Member, and total return for the three months ended March 31, 2016 and 2015:

	Class 0		Class 2
	2016	2015	2016	2015

Total return before Incentive Allocation	(2.46)%	8.84%	(2.94)%	8.31%
Incentive Allocation	0.00	(1.77)	0.00	(1.67)
Total return after Incentive Allocation	(2.46)%	7.07%	(2.94)%	6.64%

Net investment loss before Incentive Allocation	(0.57)%	(0.67)%	(1.07)%	(1.18)%
Incentive Allocation	0.00	(1.69)	0.00	(1.60)
Net investment loss after Incentive Allocation	(0.57)%	(2.36)%	(1.07)%	(2.78)%

Total expenses before Incentive Allocation	0.68%	0.73%	1.18%	1.25%
Incentive Allocation	0.00	1.69	0.00	1.60
Total expenses after Incentive Allocation	0.68%	2.42%	1.18%	2.85%

Total return is calculated for Class 0 and Class 2 units taken as a whole. Total return is calculated as the change in total members’ capital, excluding that of the Managing Member, adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for the Class 0 and Class 2 units taken as a whole and include amounts from GAIT and net investment loss and expenses allocated from Master Funds and investment income from Cash Assets. The computation of such ratios is based on the amount of net investment loss, total expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of members’ capital of GAIT, excluding that of the Managing Member, for the three months ended March 31, 2016 and 2015.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

9. Subsequent Events

GAIT had subscriptions of approximately $1.4 million and redemptions of approximately $1.4 million from April 1, 2016 through May 16, 2016, the date through which subsequent events were evaluated by management. These amounts have not been included in the financial statements.

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

(a)	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our annual consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2015 included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 30, 2016. This discussion should also be read in conjunction with “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis. For the purposes of this filing beginning with Item 2, the term “Fund” shall include the Blended Strategies Portfolio of GAIF II, GAIT, and the Master Funds in which they invest, unless the context implies otherwise. The Fund does not engage in the sale of goods or services. The Fund’s capital consists of capital contributions of the members, as increased or decreased by gains and losses from its investments in the Master Funds, interest, expenses and redemptions. Its only assets are its investments in the Master Funds. The Master Funds do not engage in the sale of goods or services. Their assets are comprised of the equity in their accounts with clearing brokers and OTC counterparties, in each case consisting of cash, open trade equity on derivatives and the net option premium paid or received. In the case of Graham Cash Assets LLC (“Cash Assets”), the assets consist of investments in debt obligations guaranteed by the U.S. federal government, as well as cash and cash equivalents.

For the three months ended March 31, 2016, the Blended Strategies Portfolio’s net asset value decreased by $3,008,829 or -3.9% over the corresponding period of the preceding year. The net decrease in the Blended Strategies Portfolio was attributable to total subscriptions of $347,000 or 0.5% offset by redemptions totaling $1,432,396 or -1.9% and a net loss of $1,923,433 or -2.5%, for the period.

For the three months ended March 31, 2015, the Blended Strategies Portfolio’s net asset value increased by $5,379,246 or 6.8% over the corresponding period of the preceding year. The net increase in the Blended Strategies Portfolio was attributable to total subscriptions of $734,544 or 0.9% and net income of $5,476,983 or 7.0% partially offset by redemptions totaling $832,281 or -1.1% for the period.

(i)	Results of Operations

The Fund’s success depends primarily upon the Manager’s ability to recognize and capitalize on market trends in the different and varied sectors of the global financial markets in which it trades.

Index
2016 Summary

Three Months Ended March 31, 2016

For the three months ended March 31, 2016, the Blended Strategies Portfolio experienced net trading losses of $1,272,987. The trading results are attributable to the following sectors:

Agriculture / Softs	$(417,278)
Base metals	(300,838)
Energy	1,327,254
Equities	(599,313)
Foreign exchange	(1,068,773)
Long term / Intermediate rates	17,966
Precious metals	(265,453)
Short term rates	33,448
$(1,272,987)

The Blended Strategies Portfolio recorded a net loss for the first quarter of 2016. The majority of the losses resulted from positions in foreign exchange, particularly from a long bias in the U.S. dollar versus the euro with smaller losses in the Swiss franc, Japanese yen, New Zealand dollar, and emerging market currencies. Smaller losses resulted in equity index futures, particularly in the U.S. and Asia as prices reversed during the period. The portfolio finished the period relatively flat in fixed income futures as gains in European bonds were offset by losses in the U.S. In commodities, the Blended Strategies Portfolio recorded profits in the energy complex, primarily due to positions in crude oil and natural gas.

Advisory, Sponsor, and Administrator’s Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the three months ended March 31, 2016, Advisory Fees decreased by $33,759 or -9.2%, Sponsor Fees decreased by $28,290 or -10.7%, and Administrator’s Fees decreased by $2,783 or -9.6% in the Fund over the corresponding period of the preceding year. These decreases are all attributable to lower net assets of the portfolio resulting from redemptions and a net loss partially offset by subscriptions for the period. During the same period, interest income increased by $31,203 or 59.8%. Interest was earned on free cash at an average annualized yield of 0.48% for the three months ended March 31, 2016 compared to 0.30% for the same period in 2015.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the three months ended March 31, 2016, the Incentive Allocation decreased by $1,369,198 over the corresponding period of the preceding year. This was the result of a net loss before incentive allocation for the three months ended March 31, 2016 compared to a net gain before incentive allocation for the three months ended March 31, 2015.

Index
The following table illustrates the sector distribution of the Fund’s investments in Master Funds as of March 31, 2016 based on the fair value of the underlying assets and liabilities in each Master Fund including both long and short positions. Positive percentages represent net assets whereas negative percentages represent a net liability.

Agriculture / Softs	40.0%
Base metals	(55.3)%
Energy	(75.2)%
Equities	52.2%
Foreign exchange	75.7%
Long term / Intermediate rates	(4.9)%
Precious metals	5.3%
Short term rates	62.2%
100.0%

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

For the three months ended March 31, 2015, Advisory Fees increased by $58,986 or 19.2%, Sponsor Fees increased by $45,671 or 20.8%, and Administrator’s Fees increased by $5,951 or 25.8% in the Fund over the corresponding period of the preceding year. These increases are all attributable to higher net assets of the portfolio resulting from subscriptions and net income partially offset by redemptions for the period. During the same period, interest income increased by $14,325 or 37.8%. Interest was earned on free cash at an average annualized yield of 0.30% for the three months ended March 31, 2015 compared to 0.26% for the same period in 2014.

Index
The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the three months ended March 31, 2015 the Incentive Allocation increased by $1,369,198 over the corresponding period of the preceding year. This was the result of a higher net gain before incentive allocation for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. For the three months ended March 31, 2014, the portfolio had not yet recovered previous losses. As a result, there was no Incentive Allocation for that period.

The following table illustrates the sector distribution of the Fund’s investments in Master Funds as of March 31, 2015 based on the fair value of the underlying assets and liabilities in each Master Fund including both long and short positions. Positive percentages represent net assets whereas negative percentages represent a net liability.

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

Blended Strategies Portfolio
March 31, 2016	10.08%
December 31, 2015	10.48%
March 31, 2015	11.28%

Other than any potential market-imposed limitations on liquidity, the Fund’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Fund’s futures trading. Through March 31, 2016, the Fund experienced no meaningful periods of illiquidity in any of the markets traded by the Manager on behalf of the Fund.

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

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a more-likely-than-not threshold would be recorded as a tax expense in the current year and the Fund identifies its major tax jurisdictions as U.S. Federal and Connecticut State. The Manager has evaluated the Fund’s tax positions and has concluded that there are no significant tax positions requiring recognition, measurement or disclosure in the financial statements for open tax years 2013 through 2015 or expected to be taken in the Fund’s 2016 tax returns. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination.

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

Evaluation of Disclosure Control and Procedures

The Fund has established disclosure controls and procedures to ensure that the information required to be disclosed by the Fund in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Manager and the Fund’s management, as appropriate, to allow timely decisions regarding required disclosure.

Based on their evaluation as of March 31, 2016, the Manager, along with the Manager’s principal executive officer and principal financial officer, has concluded that the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

Changes in Internal Control Over Financial Reporting

There were no changes to the Fund’s internal control over financial reporting during the first quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Index
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

Not Required

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2016, the Fund issued 2,622.677 Units in exchange for $347,000 with respect to the Blended Strategies Portfolio, in each case in a transaction that was not registered under the Securities Act of 1933, as amended (the “Act”). The Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Act and Rule 506 of Regulation D promulgated thereunder. All purchasers of the Units were accredited investors, as that term is defined under Rule 501 of Regulation D.

The following chart sets forth the purchases of Units of the Fund during each month of the quarter covered by this report.

Period (as of)	Blended Strategies Portfolio Total Number of Units Issued
January 2016	1,821.423
February 2016	0.000
March 2016	801.254

Issuer Purchases of Units

Date	(a) Total Number of Units Purchased[1]	(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2016	2,644.649	147.95	N/A	N/A
February 1 - February 29, 2016	5,746.434	143.99	N/A	N/A
March 1 - March 31, 2016	1,651.988	129.35	N/A	N/A
TOTAL	10,043.071	142.63	N/A	N/A

1 Represents number of Units redeemed by Members of the Fund in accordance with the LLC Agreement.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Mine Safety Disclosures – None

Item 5.	Other Information – None

Index
Item 6.	Exhibits

** 3.1	Certificate of Formation of Graham Alternative Investment Fund II LLC
* 3.2	Amendment to Certificate of Formation of Graham Alternative Investment Fund II LLC
* 4.1	Amended and Restated Limited Liability Company Agreement of Graham Alternative Investment Fund II LLC
** 10.1	Form of Subscription Agreement
** 10.2	Form of Placement Agreement
*** 10.10	Safekeeping Account Agreement between Graham Cash Assets LLC and Bank of America, N.A.
**** 31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of Principal Executive Officer)
**** 31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer)
**** 32.1	Section 1350 Certification (Certification of Principal Executive Officer and Chief Financial Officer)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated by reference to the Fund’s Form 8-K previously filed on April 11, 2013

**	Incorporated by reference to the Fund’s Form 10 previously filed on April 30, 2010

***	Incorporated by reference to the Fund’s Form 10/A previously filed on September 3, 2010

****	Filed herewith

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 16, 2016		GRAHAM ALTERNATIVE INVESTMENT FUND II LLC BLENDED STRATEGIES PORTFOLIO

By: GRAHAM CAPITAL MANAGEMENT, L.P. its Manager

	By:	/s/ Paul Sedlack
Paul Sedlack, Principal Executive Officer

	By:	/s/ Brian Douglas
Brian Douglas, Chief Financial Officer