Form 10-Q
period 2016-06-30
GRAHAM ALTERNATIVE INVESTMENT FUND II LLC
filed 2016-08-15
CIK 1461237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of the
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes  ☐  No ☒

As of August 1, 2016, 487,051.730 Units of the Blended Strategies Portfolio were outstanding.

GRAHAM ALTERNATIVE INVESTMENT FUND II LLC

BLENDED STRATEGIES PORTFOLIO
FORM 10-Q

Exhibits

EX - 31.1	Certification
EX - 31.2	Certification
EX - 32.1	Certification

Index
PART I

Item 1.	Financial Statements

Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Consolidated Statements of Financial Condition

	June 30, 2016 (Unaudited)	December 31, 2015 (Audited)

Assets
Investment in Graham Alternative Investment Trading LLC, at fair value	$70,321,594	$76,385,327
Redemption receivable from Graham Alternative Investment Trading LLC	1,161,753	1,092,546
Total assets	$71,483,347	$77,477,873

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$1,161,753	$1,092,546
Total liabilities	1,161,753	1,092,546

Members’ capital:
Class 0 Units (359,650.877 and 390,743.099 units issued and outstanding at $144.89 and $147.34, respectively)	52,110,719	57,571,360
Class 2 Units (170,169.389 and 171,170.918 units issued and outstanding at $107.02 and $109.91, respectively)	18,210,875	18,813,967
Total members’ capital	70,321,594	76,385,327
Total liabilities and members’ capital	$71,483,347	$77,477,873

See accompanying notes.

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Unaudited Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net gain (loss) allocated from investment in Graham Alternative Investment Trading LLC
Net realized gain (loss) on investments	$(576,504)	$(2,613,640)	$(2,392,708)	$6,990,498
Net increase (decrease) in unrealized appreciation on investments	1,620,889	(2,232,057)	2,164,106	(4,230,663)
Brokerage commissions and fees	(105,747)	(126,512)	(228,346)	(229,706)
Net gain (loss) allocated from investment in Graham Alternative Investment Trading LLC	938,638	(4,972,209)	(456,948)	2,530,129

Net investment loss allocated from investment in Graham Alternative Investment Trading LLC
Investment income
Interest income	83,041	61,081	166,431	113,268

Expenses
Advisory fees	312,304	354,825	645,549	721,829
Sponsor fees	223,463	255,169	460,414	520,410
Professional fees and other	58,007	55,264	72,823	102,355
Administrator’s fees	24,552	28,170	50,777	57,178
Incentive allocation	-	-	-	1,369,198
Total expenses	618,326	693,428	1,229,563	2,770,970
Net investment loss allocated from investment in Graham Alternative Investment Trading LLC	(535,285)	(632,347)	(1,063,132)	(2,657,702)
Net income (loss)	$403,353	$(5,604,556)	$(1,520,080)	$(127,573)

See accompanying notes.

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Unaudited Consolidated Statements of Changes in Members’ Capital

For the six months ended June 30, 2016 and 2015

	Class 0 Units		Class 2 Units
	Units	Capital	Units	Capital	Total Members’ Capital

Members’ capital, December 31, 2014	390,307.769	$58,300,841	178,245.791	$20,245,406	$78,546,247
Subscriptions	10,333.635	1,627,644	8,854.151	1,046,950	2,674,594
Redemptions	(15,113.729)	(2,328,452)	(6,922.541)	(832,614)	(3,161,066)
Net loss	–	34,215	–	(161,788)	(127,573)
Members’ capital, June 30, 2015	385,527.675	$57,634,248	180,177.401	$20,297,954	$77,932,202

	Class 0 Units		Class 2 Units
	Units	Capital	Units	Capital	Total Members’ Capital

Members’ capital, December 31, 2015	390,743.099	$57,571,360	171,170.918	$18,813,967	$76,385,327
Subscriptions	3,369.474	490,000	2,696.511	291,500	781,500
Redemptions	(34,461.696)	(4,926,886)	(3,698.040)	(398,267)	(5,325,153)
Net loss		(1,023,755)		(496,325)	(1,520,080)
Members’ capital, June 30, 2016	359,650.877	$52,110,719	170,169.389	$18,210,875	$70,321,594

See accompanying notes.

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Unaudited Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2016	2015
Cash flows provided by operating activities
Net loss	$(1,520,080)	$(127,573)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net loss allocated from investment in Graham Alternative Investment Trading LLC	1,520,080	127,573
Proceeds from sale of investments in Graham Alternative Investment Trading LLC	5,255,946	5,157,081
Investments in Graham Alternative Investment Trading LLC	(781,500)	(2,674,594)
Net cash provided by operating activities	4,474,446	2,482,487

Cash flows used in financing activities
Subscriptions	781,500	2,674,594
Redemptions	(5,255,946)	(5,157,081)
Net cash used in financing activities	(4,474,446)	(2,482,487)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

See accompanying notes.

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Notes to Unaudited Consolidated Financial Statements

June 30, 2016

1. Organization and Business

The Blended Strategies Portfolio (the “Fund”) is a series of Graham Alternative Investment Fund II LLC (“GAIF II”), a Delaware Series Limited Liability Company established through an amendment to the certificate of formation, effective March 28, 2013. Prior to March 28, 2013, GAIF II was organized as a Delaware Limited Liability Company which was formed on May 16, 2006 and commenced operations on August 1, 2006. GAIF II has one other active series in addition to the Fund, the Systematic Strategies Portfolio. GAIF II is registered as a commodity pool and as such is subject to the oversight and jurisdiction of the U.S. Commodity Futures Trading Commission (“CFTC”).

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

The Fund offers members Class 0 and Class 2 units. Graham Alternative Investment Ltd. (“GAI”) is a British Virgin Islands business company which was formed on June 1, 2006 and commenced operations on August 1, 2006. The Fund invests all of its assets dedicated to trading in Graham Alternative Investment Trading LLC (“GAIT”), a Delaware Limited Liability Company which was formed on May 18, 2006 and commenced operations on August 1, 2006, through an investment in GAI’s Blended Strategies Portfolio. GAIT invests in various master trading vehicles (“Master Funds”) and Graham Cash Asserts LLC (“Cash Assets”), all of which are managed by Graham Capital Management, L.P. (the “Advisor” or “Manager”). The Fund is the sole owner of GAI’s Blended Strategies Portfolio and GAI’s Blended Strategies Portfolio invests all of its assets into GAIT. The Manager is the director of GAI and the sole investment advisor of GAI, GAIT and the Fund. The Manager is registered as a Commodity Pool Operator and Commodity Trading Advisor with the U.S. CFTC and is a member of the National Futures Association. The Manager is also registered with the Securities and Exchange Commission as an investment adviser. The Fund’s Units are registered under the Securities Exchange Act of 1934.

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

At June 30, 2016 and December 31, 2015, the Fund owned 46.19% and 46.73%, respectively of GAIT.

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

The Fund’s investment in GAIT has been valued at net asset value using the practical expedient. According to FASB  Accounting Standards Update 2015-07 – Disclosures for Investment in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2015-07”), these investments are no longer categorized in the fair value hierarchy. There were no Level 3 assets or liabilities held at any point during the six months ended June 30, 2016 or the year ended December 31, 2015 by the Fund, GAIT, or the Master Funds and there were no transfers between levels during those periods. Transfers between levels, if any, are recognized on the actual date of the event or change in circumstances that cause the transfer.

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update 2014-15 – Presentation of Financial Statements – Going Concern (Subtopic 205-40). The pronouncement determines management’s responsibility regarding the assessment of the Fund’s ability to continue as a going concern even if the Fund’s liquidation is not imminent. Under this guidance, during each period in which financial statements are prepared, management will need to evaluate whether there are conditions or events that, in the aggregate, raise substantial doubt about the Fund’s ability to continue as a going concern within one year after the date the financial statements are issued. Substantial doubt would exist if conditions or events indicate that the Fund will be unable to meet its obligations as they become due. Accounting Standards Update 2014-15 is effective for annual periods ending after December 15, 2016, however early adoption is permitted. The Manager is currently assessing the impact, if any, that this pronouncement will have on the disclosures within the consolidated financial statements which is expected to be minimal.

Indemnifications

In the normal course of business, the Master Funds, GAIT, Cash Assets, and the Fund enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. The Fund’s maximum exposure under these arrangements is unknown; however, the Fund has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At June 30, 2016 and December 31, 2015, no accruals have been recorded by the Fund for indemnifications.

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

Redemption Fees

Class 2 Units are subject to a redemption fee equal to 2% of their Net Asset Value if redeemed within six months from their subscription date and a redemption fee equal to 1% of their Net Asset Value if redeemed more than six and less than twelve months from their subscription date. Class 0 Units are not subject to a redemption fee. Redemption fees are payable to the Manager upon redemption of Units from the proceeds of such redemption. Redemption fees of $500 and $0 were paid to the Manager for the six months ended June 30, 2016 and 2015, respectively.

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Notes to Unaudited Consolidated Financial Statements (continued)

4. Fees and Related Party Transactions

Advisory Fees

For the six months ended June 30, 2016 and 2015, each Class of GAIT other than Class M paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate equal to 1.75% of the Net Asset Value of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is effected with respect to Units of such Class during the month.

Sponsor Fees

For the six months ended June 30, 2016 and 2015, each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Net Asset Value specified in the table below. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee.

Class	Annual Rate

Class 0	0.75%
Class 2	2.75%

Incentive Allocation

At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class of GAIT, as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced, effective as of the date of any redemption of any Units of such class, by multiplying the loss carryforward by the ratio that the amount of assets redeemed from such class bears to the net assets of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made. The total Incentive Allocation allocated to the Fund by GAIT for the six months ended June 30, 2016 and 2015 was $0 and $1,369,198, respectively.

Administrator’s Fee

For the six months ended June 30, 2016 and 2015, GAIT paid SEI a monthly administrator’s fee based on GAIT’s net asset value, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, allocated to the Fund by GAIT for the six months ended June 30, 2016 and 2015 were $50,777 and $57,178, respectively.

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

6. Financial Highlights

The following is the per Unit operating performance calculation for the three month periods ended June 30, 2016 and 2015:

	Class 0	Class 2
Per unit operating performance
Net asset value per unit, March 31, 2015	$159.93	$121.12
Net loss:
Net investment loss	(1.01)	(1.34)
Net loss on investments	(9.43)	(7.12)
Net loss	(10.44)	(8.46)
Net asset value per unit, June 30, 2015	$149.49	$112.66

Net asset value per unit, March 31, 2016	$143.72	$106.68
Net income:
Net investment loss	(0.89)	(1.18)
Net gain on investments	2.06	1.52
Net income	1.17	0.34
Net asset value per unit, June 30, 2016	$144.89	$107.02

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Notes to Unaudited Consolidated Financial Statements (continued)

6. Financial Highlights (continued)

The following represents ratios to average members’ capital, excluding the Managing Member, and total return for the three month periods ended June 30, 2016 and 2015:

	Class 0		Class 2
	2016	2015	2016	2015

Total return before Incentive Allocation	0.81%	(6.53)%	0.32%	(6.99)%
Incentive Allocation	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	0.81%	(6.53)%	0.32%	(6.99)%

Net investment loss before Incentive Allocation	(0.63)%	(0.65)%	(1.12)%	(1.15)%
Incentive Allocation	0.00	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(0.63)%	(0.65)%	(1.12)%	(1.15)%

Total expenses before Incentive Allocation	0.75%	0.73%	1.24%	1.22%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	0.75%	0.73%	1.24%	1.22%

The following is the per unit operating performance calculation for the six month periods ended June 30, 2016 and 2015:

	Class 0	Class 2
Per unit operating performance
Net asset value per unit, December 31, 2014	$149.37	$113.58
Net income (loss):
Net investment loss	(2.05)	(2.74)
Net gain on investments	2.17	1.82
Net income (loss)	0.12	(0.92)
Net asset value per unit, June 30, 2015	$149.49	$112.66

Net asset value per unit, December 31, 2015	$147.34	$109.91
Net loss:
Net investment loss	(1.74)	(2.36)
Net loss on investments	(0.71)	(0.53)
Net loss	(2.45)	(2.89)
Net asset value per unit, June 30, 2016	$144.89	$107.02

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Notes to Unaudited Consolidated Financial Statements (continued)

6. Financial Highlights (continued)

The following represents ratios to average members’ capital and total return for the six month periods ended June 30, 2016 and 2015:

	Class 0		Class 2
	2016	2015	2016	2015

Total return before Incentive Allocation	(1.66)%	1.88%	(2.63)%	0.84%
Incentive Allocation	0.00	(1.80)	0.00	(1.65)
Total return after Incentive Allocation	(1.66)%	0.08%	(2.63)%	(0.81)%

Net investment loss before Incentive Allocation	(1.20)%	(1.32)%	(2.19)%	(2.34)%
Incentive Allocation	0.00	(1.71)	0.00	(1.62)
Net investment loss after Incentive Allocation	(1.20)%	(3.03)%	(2.19)%	(3.96)%

Total expenses before Incentive Allocation	1.42%	1.46%	2.41%	2.48%
Incentive Allocation	0.00	1.71	0.00	1.62
Total expenses after Incentive Allocation	1.42%	3.17%	2.41%	4.10%

Total return is calculated for Class 0 and Class 2 Units taken as a whole. Total return is calculated as the change in total members’ capital adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for Class 0 and Class 2 Units taken as a whole and include net amounts allocated from GAIT. The computation of such ratios is based on the amount of net investment loss, expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of members’ capital for Class 0 and Class 2 Units of the Fund for the three and six month periods ended June 30, 2016 and 2015.

7. Subsequent Events

The Fund had subscriptions of approximately $0.4 million and redemptions of approximately $6.6 million from July 1, 2016 through August 15, 2016, the date through which subsequent events were evaluated by management. These amounts have not been included in the financial statements.

Index
Graham Alternative Investment Trading LLC

Statements of Financial Condition

	June 30, 2016 (Unaudited)	December 31, 2015 (Audited)
Assets
Investments in Master Funds, at fair value	$18,187,570	$17,496,603
Investment in Graham Cash Assets LLC, at fair value	136,043,880	150,532,053
Receivable from Master Funds	46	-
Total assets	$154,231,496	$168,028,656

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$1,548,595	$4,031,268
Accrued advisory fees	219,483	247,886
Accrued sponsor fees	166,537	184,511
Accrued professional fees	46,873	67,250
Accrued administrator’s fee	17,428	19,747
Payable to Master Funds	43	32
Total liabilities	1,998,959	4,550,694

Members’ capital:
Class 0 Units (740,411.711 and 791,620.850 units issued and outstanding at $144.89 and $147.34 per unit, respectively)	107,280,121	116,635,944
Class 2 Units (409,247.215 and 415,606.489 units issued and outstanding at $107.02 and $109.91 per unit, respectively)	43,796,067	45,680,694
Class M Units (4,671.470 units issued and outstanding at $247.53 and $248.60 per unit, respectively)	1,156,349	1,161,324
Total members’ capital	152,232,537	163,477,962
Total liabilities and members’ capital	$154,231,496	$168,028,656

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Condensed Schedules of Investments

	June 30, 2016 (Unaudited)		December 31, 2015 (Audited)
Description	Fair Value	Percentage of Members’ Capital	Fair Value	Percentage of Members’ Capital

Investments in Master Funds, at fair value
Graham Commodity Strategies LLC	$8,254,512	5.42%	$6,374,087	3.90%
Graham K4D Trading Ltd.	9,933,058	6.53%	11,122,516	6.80%
Total investments in Master Funds	$18,187,570	11.95%	$17,496,603	10.70%

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Operations and Incentive Allocation

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net (loss) gain allocated from investments in Master Funds
Net realized (loss) gain on investments	$(1,184,883)	$(5,658,562)	$(5,043,230)	$14,964,405
Net increase (decrease) in unrealized appreciation on investments	3,490,082	(4,850,666)	4,654,101	(9,127,745)
Brokerage commissions and fees	(225,690)	(273,826)	(487,279)	(495,307)
Net gain (loss) allocated from investments in Master Funds	2,079,509	(10,783,054)	(876,408)	5,341,353

Net investment loss allocated from investments in Master Funds	(5,885)	(19,495)	(9,587)	(43,786)

Investment income
Interest income	176,984	132,112	354,887	244,107

Expenses
Advisory fees	660,756	762,147	1,366,653	1,544,475
Sponsor fees	498,596	566,509	1,028,636	1,149,218
Administrator’s fees	52,332	60,919	108,284	123,175
Professional fees and other	117,595	99,886	145,498	176,636
Total expenses	1,329,279	1,489,461	2,649,071	2,993,504
Net investment loss of the Fund	(1,152,295)	(1,357,349)	(2,294,184)	(2,749,397)

Net income (loss)	921,329	(12,159,898)	(3,180,179)	2,548,170

Incentive allocation	–	–	–	2,920,022

Net income (loss) available for pro-rata allocation to all members	$921,329	$(12,159,898)	$(3,180,179)	$(371,852)

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Changes in Members’ Capital

For the six months ended June 30, 2016 and 2015

	Class 0		Class 2		Class M		Total Capital
	Units	Capital	Units	Capital	Units	Capital

Members’ capital, December 31, 2014	812,590.118	$121,377,790	408,116.011	$46,354,391	4,671.470	$1,129,481	$168,861,662
Subscriptions	25,361.574	3,999,644	20,350.418	2,416,950	–	–	6,416,594
Redemptions	(22,343.169)	(3,461,342)	(13,567.457)	(1,611,936)	–	(2,920,022)	(7,993,300)
Incentive allocation	–	(2,147,427)	–	(772,595)	–	2,920,022	–
Net income	–	2,160,313	–	353,791	–	34,066	2,548,170
Members’ capital, June 30, 2015	815,608.523	$121,928,978	414,898.972	$46,740,601	4,671.470	$1,163,547	$169,833,126

	Class 0		Class 2		Class M		Total Capital
	Units	Capital	Units	Capital	Units	Capital

Members’ capital, December 31, 2015	791,620.850	$116,635,944	415,606.489	$45,680,694	4,671.470	$1,161,324	$163,477,962
Subscriptions	6,659.057	965,000	9,431.374	1,001,239	–	–	1,966,239
Redemptions	(57,868.196)	(8,332,102)	(15,790.648)	(1,699,383)	–	–	(10,031,485)
Incentive allocation	–	–	–	–	–	–	–
Net loss	–	(1,988,721)	–	(1,186,483)	–	(4,975)	(3,180,179)
Members’ capital, June 30, 2016	740,411.711	$107,280,121	409,247.215	$43,796,067	4,671.470	$1,156,349	$152,232,537

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Cash Flows

	Six Months Ended June 30,
	2016	2015
Cash flows provided by operating activities
Net (loss) income	$(3,180,179)	$2,548,170
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net loss (income) allocated from investments in Master Funds	885,995	(5,297,567)
Net income allocated from investment in Graham Cash Assets LLC	(354,887)	(244,107)
Proceeds from sale of investments in Master Funds	69,612,773	92,868,066
Proceeds from sale of investments in Graham Cash Assets LLC	66,991,701	80,885,997
Investments in Master Funds	(71,189,770)	(82,703,571)
Investments in Graham Cash Assets LLC	(52,148,641)	(79,278,086)
Changes in assets and liabilities:
Accrued advisory fees	(28,403)	(17,356)
Accrued sponsor fees	(17,974)	(12,794)
Accrued professional fees	(20,377)	(23,876)
Accrued administrator’s fee	(2,319)	(1,261)
Net cash provided by operating activities	10,547,919	8,723,615

Cash flows used in financing activities
Subscriptions	1,966,239	6,416,594
Redemptions	(12,514,158)	(15,140,209)
Net cash used in financing activities	(10,547,919)	(8,723,615)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements

June 30, 2016

1. Organization and Business

Graham Alternative Investment Trading LLC (“GAIT”) was formed on May 18, 2006, commenced operations on August 1, 2006 and is organized as a Delaware Limited Liability Company. Graham Capital Management, L.P. (the “Managing Member” or “Manager”) is the Managing Member and the sole investment advisor. The Managing Member is registered as a Commodity Pool Operator and Commodity Trading Advisor with the U.S. Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association. The Managing Member is also registered with the Securities and Exchange Commission as an investment adviser. GAIT is a commodity pool, and as such is subject to the oversight and jurisdiction of the CFTC.

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

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Due from/to Brokers

Due from/to brokers on the Master Funds’ and Graham Cash Assets LLC’s (“Cash Assets”) financial statements primarily consist of cash balances carried as margin deposits with clearing brokers for the purpose of trading in futures contracts, foreign currency contracts and other derivative instruments and securities, and receivables/payables for unsettled transactions. Substantially all of the Master Funds’ and Cash Assets’ cash and investments are held as collateral by its brokers to secure derivative instruments and securities.

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

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated using the exchange rates at June 30, 2016 and December 31, 2015. Gains and losses resulting from foreign currency transactions are calculated using daily exchange rates prevailing on the transaction date. The Master Funds do not isolate the portion of results of operations from changes in foreign exchange rates on investments and cash from fluctuations arising from changes in market prices held. Currency translation gains and losses are included in the statement of operations within net realized gain (loss) and net increase (decrease) in unrealized appreciation on investments.

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

GAIT’s investments in Master Funds and Cash Assets have been valued at net asset value using the practical expedient. According to FASB Accounting Standards Update 2015-07 – Disclosures for Investment in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2015-07”), these investments are no longer categorized in the fair value hierarchy. GAIT’s investments in Master Funds and Cash Assets are discussed in Notes 3 and 4. There were no Level 3 assets or liabilities held at any point during the six months ended June 30, 2016 or the year ended December 31, 2015 by GAIT, the Master Funds, or Cash Assets, and there were no transfers between levels during those periods. Transfers between levels, if any, are recognized on the actual date of the event or change in circumstances that cause the transfer.

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

A futures contract represents a commitment for the future purchase or sale of an asset or cash settlement based on the value of an asset on a specified date. The purchase and sale of futures contracts are executed on an exchange which requires margin deposits with a Futures Commission Merchant (“FCM”). Subsequent payments are made or received by the Master Funds each day, depending on the daily fluctuations in the value of the contract. These changes in valuation are recorded for financial statement purposes as unrealized gains or losses by the Master Funds. Relative to over-the-counter derivative financial instruments, futures contracts provide reduced counterparty risk to the Master Funds since futures are exchange-traded and the exchanges’ clearing house guarantees the futures against default. However, some non-U.S. exchanges are “principals’ markets” in which no common clearing facility exists and the Master Funds may look only to the clearing broker for performance of the contract. The U.S. Commodity Exchange Act requires an FCM to segregate all funds received from such FCM’s customers in respect of regulated futures transactions. If the FCM were not to do so to the full extent required by law, the assets of the Master Funds might not be fully protected in the event of the bankruptcy or insolvency of the FCM. In that case, the Master Funds would be limited to recovering only a pro rata share of all available funds segregated on behalf of the FCM’s combined customer accounts, even though certain property specifically traceable to the Master Funds was held by the FCM. In addition, in the event of bankruptcy or insolvency of an exchange or an affiliated clearing house, the Master Funds might experience a loss of funds deposited through its FCM as margin with such exchange or affiliated clearing house, the loss of unrealized profits on its open positions, and the loss of funds owed to it as realized profits on closed positions.

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

Credit Risk Related Contingent Features

OTC Derivative Instruments are subject to ISDA Master Agreements which generally require among other things, that the Master Funds maintain a predetermined level of net assets or rate of return, and provide limits with respect to any decline in value over 1-month, 3-month and 12-month periods. If the Master Funds were to violate such provisions, the counterparty to these instruments could demand liquidation of the outstanding positions. There were no events that occurred throughout the six months ended June 30, 2016 or for the year ended December 31, 2015 which caused any counterparty to demand liquidation of any outstanding positions. At June 30, 2016 and December 31, 2015, there were no Derivative Instruments subject to credit risk related contingent features in a net liability position for either of the Master Funds in which GAIT invests except for Graham Commodity Strategies LLC. Graham Commodity Strategies LLC had Derivative Instruments subject to credit risk related contingent features in a net liability position in the amount of $9,635,727 and $102,519 at June 30, 2016 and December 31, 2015, respectively.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

New York Mercantile Exchange Corporate Membership

Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is a member of the New York Mercantile Exchange (“NYMEX”). As a result of its membership, Graham Commodity Strategies LLC owns two NYMEX seats and 30,000 shares of the CME Group. Graham Commodity Strategy LLC’s policy is to value the NYMEX memberships and the shares of the CME Group at fair value. As of June 30, 2016 and December 31, 2015, the two NYMEX memberships were valued at $396,000 and $305,000, respectively, and the 30,000 shares of CME Group were valued at $2,922,000 and $2,718,000, respectively, both of which are contained within Exchange Memberships on Graham Commodity Strategies LLC’s statements of financial condition. The NYMEX seats and shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Chicago Board of Trade Membership

Graham K4D Trading Ltd., a Master Fund in which GAIT invests, is a member of the Chicago Board of Trade (“CBOT”) under Rule 106.S and owns two B-1/Full seats and one B-2/Associate seat. Graham K4D Trading Ltd.’s policy is to value the CBOT memberships at fair value. As of June 30, 2016 and December 31, 2015, the B-1/Full memberships were valued at $415,000 and $455,000, respectively, and the B-2/Associate memberships were valued at $67,500 and $72,500, respectively, both of which are included in CME Membership on the statements of financial condition. Additionally, Graham K4D Trading Ltd. owns a Chicago Mercantile Exchange seat valued at $237,500 and $224,500 at June 30, 2016 and December 31, 2015, respectively, which is also included in Exchange Membership on the statements of financial condition. The CBOT memberships and shares are considered Level 1 assets as described in the Fair Value section of Note 2.

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

Indemnifications

In the normal course of business, the Master Funds, Cash Assets, and GAIT enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. GAIT’s maximum exposure under these arrangements is unknown; however, GAIT has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At June 30, 2016 and December 31, 2015, no accruals have been recorded by GAIT for indemnifications.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds

As of June 30, 2016 and December 31, 2015, GAIT invested in various Master Funds, all of which were managed by the Manager. GAIT’s investments in these Master Funds, as well as the investment objectives of each Master Fund, are summarized below. Master Funds in which GAIT invested 5% or more of its members’ capital are individually identified, while smaller investments are aggregated under the caption “Other Global Macro Funds,” if applicable. All of the Master Funds and GAIT are related parties. The Master Funds do not charge management or incentive fees and all offer monthly subscriptions and redemptions.

June 30, 2016
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (Loss) (six months ended)

Systematic Macro Funds
Graham K4D Trading Ltd.	6.53%	$9,933,058	$145,642

Global Macro Funds
Graham Commodity Strategies LLC	5.42%	8,254,512	(1,031,637)
	11.95%	$18,187,570	$(885,995)

December 31, 2015
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (six months ended June 30, 2015)

Systematic Macro Funds
Graham K4D Trading Ltd.	6.80%	$11,122,516	$4,250,708

Global Macro Funds
Graham Commodity Strategies LLC	3.90%	6,374,087	1,046,859
	10.70%	$17,496,603	$5,297,567

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the financial position of each Master Fund as of June 30, 2016:

	Graham Commodity Strategies LLC (Delaware)	Graham K4D Trading Ltd. (BVI)
Assets:
Due from brokers	$128,661,360	$72,712,384
Derivative financial instruments, at fair value	33,509,522	34,056,597
Exchange membership, at fair value	3,318,000	720,000
Total assets	165,488,882	107,488,981

Liabilities:
Derivative financial instruments, at fair value	9,635,727	-
Total liabilities	9,635,727	-
Net assets	$155,853,155	$107,488,981

Percentage of Master Fund held by GAIT	5.30%	9.24%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of June 30, 2016.

Description	Number of Contracts / Notional Amounts		Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC
Derivative financial instruments
Long contracts
Futures
Soybean November 2016		250	$300,963	0.19%
Soybean August 2016		5,000	(823,663)	(0.53)%
Gold August 2016		1,162	1,422,210	0.91%
Other commodity			1,397,915	0.90%
Foreign bond			2,606	0.00%
Foreign index			(432,775)	(0.28)%
Fed fund 30 day August 2016		47,228	9,985,653	6.41%
Fed fund 30 day July 2016		20,207	6,092,935	3.91%
U.S. bond			3,134,453	2.01%
U.S. index			366,010	0.24%
Total futures			21,446,307	13.76%

Forwards
Euro / U.S. dollar 07/05/2016 - 09/06/2016	EUR	719,837,049	(10,250,621)	(6.57)%
Chinese yuan / U.S. dollar 07/15/2016 - 02/06/2017	CNY	6,042,963,967	(8,802,636)	(5.65)%
Japanese yen / U.S. dollar 07/05/2016	JPY	4,107,708,000	(217,399)	(0.14)%
Other foreign currency			1,965,752	1.26%
Total forwards			(17,304,904)	(11.10)%

Options (cost $103,883,660)
Crude Oil futures option August 2016, $43.50 Put		1	375,000	0.24%
Crude Oil futures option August 2016 - December 2016, $52.50 - $100.00 Call		4	747,670	0.48%
Gold future option August 2016, $1,325.00 Call		1	9,877,500	6.34%
Gold future option October 2016, $1,350.00 Call		1	1,190,000	0.76%
Soybean futures option November 2016, $1,100.00 Call		1	27,412,500	17.59%
Soybean futures option August 2016, $1,200.00 Call		1	400,781	0.26%
Other commodity futures options			14,513,528	9.31%
Euro / U.S. dollar 07/01/2016 - 02/24/2017, $1.00 - $1.18 Put		7	2,412,589	1.55%
U.S. dollar / Chinese yuan 07/15/2016 - 02/24/2017, $6.55 - $7.60 Call		22	13,909,172	8.93%
U.S. dollar / Japanese yen 07/29/2016 - 09/26/2016, $107.00 - $129.60 Call		3	440,702	0.28%
U.S. dollar / Japanese yen 07/06/2016 - 08/08/2016, $99.00 - $127.02 Put		6	9,645,934	6.19%
Other currency			11,360,475	7.29%
Interest rate futures			520,610	0.33%
U.S. bond futures			2,265,625	1.45%
U.S. index futures			330,000	0.21%
Total options			95,402,086	61.21%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of June 30, 2016.

Description	Number of Contracts / Notional Amounts		Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Soybean November 2016		(5,000)	$1,467,863	0.94%
Other commodity futures			(184,438)	(0.12)%
Foreign index			(411,370)	(0.26)%
Fed fund 30 Day October 2016		(31,728)	(14,430,363)	(9.26)%
Fed fund 30 Day April 2017		(1,000)	(41,670)	(0.03)%
Other interest rate			(2,938,701)	(1.88)%
U.S. bond			871,766	0.56%
U.S. index			(818,438)	(0.53)%
Total futures			(16,485,351)	(10.58)%

Forwards
U.S. dollar / Euro 07/05/2016 - 09/06/2016	EUR	(1,299,935,858)	11,531,112	7.40%
U.S. dollar / Chinese yuan 07/05/2016 - 06/13/2017	CNY	(7,562,316,468)	7,563,173	4.85%
U.S. dollar / Japanese yen 07/05/2016	JPY	(14,982,783,566)	630,210	0.40%
Other foreign currencies			(3,499,169)	(2.24)%
Total forwards			16,225,326	10.41%

Options (proceeds $105,482,162)
Crude Oil futures option October 2016 - December 2016, $45.00 - $120.00 Call		(7)	(16,684,400)	(10.71)%
Crude Oil futures option August 2016 - December 2016, $35.00 - $46.00 Put		(8)	(9,767,500)	(6.27)%
Gold futures option August 2016 - October 2016, $1,400.00 - $1,425.00 Call		(3)	(5,392,500)	(3.46)%
Gold futures option August 2016, $1,275.00 Put		(1)	(540,000)	(0.35)%
Soybean futures option November 2016, $1,300.00 Call		(1)	(7,800,000)	(5.00)%
Soybean futures option August 2016, $1,250.00 Call		(1)	(375,000)	(0.24)%
Soybean futures option August 2016, $1,100.00 Put		(1)	(140,625)	(0.09)%
Other commodity futures			(10,222,098)	(6.55)%
Euro / U.S. dollar 07/01/2016 - 01/10/2017, $1.00 - $1.10 Put		(4)	(992,991)	(0.64)%
U.S. dollar / Chinese yuan 08/12/2016 - 02/24/2017, $6.70 - $7.40 Call		(19)	(7,944,926)	(5.10)%
U.S. dollar / Chinese yuan 08/26/2016, $6.37 Put		(1)	(38,407)	(0.02)%
U.S. dollar / Japanese yen 07/06/2016 - 08/01/2016, $100.00 - $107.02 Put		(5)	(9,806,810)	(6.29)%
Other currency			(4,115,662)	(2.64)%
Interest rate futures			(312,500)	(0.20)%
U.S. bond futures			(1,156,250)	(0.74)%
U.S. index futures			(120,000)	(0.08)%
Total options			(75,409,669)	(48.38)%
Total derivative financial instruments			$23,873,795	15.32%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)
The following schedules display the condensed schedules of investments for the Master Funds as of June 30, 2016.

Description	Number of Contracts/Notional Amounts		Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd.
Derivative financial instruments
Long contracts
Futures
Commodity			$5,190,464	4.83%
Currency			66,468	0.06%
Foreign bond			13,685,374	12.73%
Foreign index			2,550,896	2.37%
Interest rate			1,761,445	1.64%
U.S. 2yr – 5yr note September 2016		3,672	2,608,939	2.43%
U.S. 10yr note September 2016		2,551	6,945,033	6.46%
U.S. long bond September 2016		795	4,706,606	4.38%
U.S. index			(2,332,883)	(2.17)%
Total futures			35,182,342	32.73%

Forwards
Japanese yen / U.S. dollar 07/05/2016 – 09/21/2016	JPY	24,499,828,949	6,630,111	6.17%
British pound / U.S. dollar 07/05/2016 – 09/21/2016	GBP	158,573,000	(21,122,127)	(19.65)%
Other foreign currency			(1,800,920)	(1.68)%
Total forwards			(16,292,936)	(15.16)%

Short contracts
Futures
Commodity			(6,638,472)	(6.18)%
Currency			(30,349)	(0.03)%
Foreign bond			(939,594)	(0.87)%
Foreign index			3,521,380	3.28%
Interest rate			(1,303,611)	(1.21)%
U.S. 2yr – 5yr note September 2016		(3,253)	(4,683,485)	(4.36)%
U.S. long bond September 2016		(49)	37,364	0.03%
U.S. index			(10,197)	(0.01)%
Total futures			(10,046,964)	(9.35)%

Forwards
Japanese yen / U.S. dollar 07/05/2016 – 09/21/2016	JPY	(6,166,142,000)	127,878	0.12%
British pound / U.S. dollar 07/05/2016 – 09/21/2016	GBP	(205,427,063)	18,513,692	17.22%
Other foreign currency			6,572,585	6.12%
Total forwards			25,214,155	23.46%
Total derivative financial instruments			$34,056,597	31.68%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the fair value classification of each investment type by Master Fund as of June 30, 2016:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.
Assets
Level 1:
Commodity futures	$8,696,735	$17,036,439
Commodity futures options	54,516,979	-
Currency futures	-	406,503
Foreign bond futures	2,606	13,685,374
Foreign index futures	302,849	6,845,678
Interest rate futures	16,125,279	1,761,445
Interest rate futures options	1,125,000	-
U.S. bond futures	4,363,157	14,297,942
U.S. bond futures options	2,265,625	-
U.S. index futures	366,010	-
U.S. index futures options	330,000	-
Total Level 1	88,094,240	54,033,381

Level 2:
Foreign currency forwards	41,026,684	32,846,073
Foreign currency options	37,768,871	-
Total Level 2	78,795,555	32,846,073
Total investment related assets	$166,889,795	$86,879,454

Liabilities
Level 1:
Commodity futures	$(5,115,885)	$(18,484,447)
Commodity futures options	(50,922,123)	-
Currency futures	-	(370,384)
Foreign bond futures	-	(939,594)
Foreign index futures	(1,146,994)	(773,402)
Interest rate futures	(17,457,425)	(1,303,611)
Interest rate futures options	(916,890)	-
U.S. bond futures	(356,938)	(4,683,485)
U.S. bond futures options	(1,156,250)	-
U.S. index futures	(818,438)	(2,343,080)
U.S. index futures options	(120,000)	-
Total Level 1	(78,010,943)	(28,898,003)

Level 2:
Foreign currency forwards	(42,106,262)	(23,924,854)
Foreign currency options	(22,898,795)	-
Total Level 2	(65,005,057)	(23,924,854)
Total investment related liabilities	$(143,016,000)	$(52,822,857)

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of the Master Funds based on their average quarterly notional amounts and number of contracts for the six months ended June 30, 2016. The table also displays the fair value of derivative contracts held by the Master Funds at June 30, 2016 categorized by primary underlying risk. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Graham Commodity Strategies LLC
	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$607,529,446	17,106	$(391,413,863)	(8,835)	$8,696,735	$(5,115,885)
Options(a)	715,954,010	37,179	(425,855,297)	(21,750)	54,516,979	(50,922,123)
Swaps (b)	27,685,864	595	-	-	-	-
	1,351,169,320	54,880	(817,269,160)	(30,585)	63,213,714	(56,038,008)
Equity price
Futures	98,467,488	1,206	(70,359,720)	(986)	668,859	(1,965,432)
Options(a)	30,644,426	7,125	(8,528,506)	(2,250)	330,000	(120,000)
	129,111,914	8,331	(78,888,226)	(3,236)	998,859	(2,085,432)
Foreign currency exchange rate
Forwards	9,725,885,810	N/A	(4,338,620,439)	N/A	41,026,684	(42,106,262)
Options(a)	1,522,097,750	59	(1,241,945,137)	(56)	37,768,871	(22,898,795)
	11,247,983,560	59	(5,580,565,576)	(56)	78,795,555	(65,005,057)
Interest rate
Futures	21,084,895,288	68,829	(8,672,618,014)	(24,282)	20,491,042	(17,814,363)
Options(a)	2,819,629,079	100,500	(2,823,493,989)	(82,000)	3,390,625	(2,073,140)
Swaps (b)	559,814	1	(2,624,769)	(2)	-	-
	23,905,084,181	169,330	(11,498,736,772)	(106,284)	23,881,667	(19,887,503)
Total	$36,633,348,975	232,600	$(17,975,459,734)	(140,161)	$166,889,795	$(143,016,000)

(a) – Notional amounts for options are based on the delta-adjusted positions.
(b) – Notional amounts and number of contracts for these swaps are calculated based on the average amount of each swap transaction that occurred during the six months ended June 30, 2016, as a result of no open contracts at any quarter end.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of the Master Funds based on their average quarterly notional amounts and number of contracts for the six months ended June 30, 2016. The table also displays the fair value of derivative contracts held by the Master Funds at June 30, 2016 categorized by primary underlying risk. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Graham K4D Trading Ltd.
	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$390,516,547	7,770	$(243,087,387)	(6,114)	$17,036,439	$(18,484,447)
	390,516,547	7,770	(243,087,387)	(6,114)	17,036,439	(18,484,447)

Equity price
Futures	432,121,248	4,742	(172,873,774)	(2,030)	6,845,678	(3,116,482)
	432,121,248	4,742	(172,873,774)	(2,030)	6,845,678	(3,116,482)

Foreign currency exchange rate
Forwards	792,957,432	N/A	(807,917,677)	N/A	32,846,073	(23,924,854)
Futures	5,714,141	57	(71,548,506)	(736)	406,503	(370,384)
	798,671,573	57	(879,466,183)	(736)	33,252,576	(24,295,238)

Interest rate
Futures	3,849,546,957	22,644	(908,124,309)	(4,229)	29,744,761	(6,926,690)
	3,849,546,957	22,644	(908,124,309)	(4,229)	29,744,761	(6,926,690)
Total	$5,470,856,325	35,213	$(2,203,551,653)	(13,109)	$86,879,454	$(52,822,857)

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

When multiple derivative contracts are held with the same counterparty, the Master Funds will net the contracts in an asset position with the contracts in a liability position when covered by a master netting agreement or similar arrangements, for presentation in the statements of financial condition. The table below displays the amounts at June 30, 2016 by which the fair values of both derivative assets and derivative liabilities were reduced within the Master Funds’ statements of financial condition as a result of this netting. Gross amounts below correspond to the total derivative asset and derivative liability balances categorized by primary underlying risk and product type in the preceding tables. Collateral pledged (received) for derivative assets and liabilities represent the cash amounts which are included in due from brokers on the statements of financial condition. Actual collateral pledged or received by the Master Funds may exceed these amounts.

Description	Gross Amount	Gross Amount Offset in the Statements of Financial Condition	Net Amount Presented in the Statements of Financial Condition	Collateral (Received) / Pledged	Net Amount

Graham Commodity Strategies LLC[1]
Derivative assets	$166,889,795	$(133,380,273)	$33,509,522	$-	$33,509,522
Derivative liabilities	(143,016,000)	133,380,273	(9,635,727)	9,635,727	-

Graham K4D Trading Ltd.[2]
Derivative assets	$86,879,454	$(52,822,857)	$34,056,597	$-	$34,056,597
Derivative liabilities	(52,822,857)	52,822,857	-	-	-

1 Net derivative asset and liability amounts presented in the statement of financial condition are held with three counterparties. The Master Fund has pledged offsetting collateral to one of those counterparties as of June 30, 2016. At June 30, 2016, additional collateral pledged in the amount of $119,013,033 was posted in support of derivative positions and is included in due from brokers on the statement of financial condition.

2 Net derivative asset amounts presented in the statement of financial condition are held with two counterparties. The Master Fund did not receive collateral from of these counterparties that may have been used to offset these derivative amounts as of June 30, 2016. At June 30, 2016, collateral pledged in the amount of $72,712,384 was posted in support of derivative positions and is included in due from brokers on the statement of financial condition.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the results of operations of each Master Fund for the three months ended June 30, 2016:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.

Net investment income	$52,403	$15,442

Net realized loss on investments	(12,192,367)	(4,870,236)
Net increase in unrealized appreciation on investments	16,960,920	28,968,759
Brokerage commissions and fees	(3,995,592)	(224,053)
Net gain on investments	772,961	23,874,470
Net income	$825,364	$23,889,912

The following table summarizes the results of operations of each Master Fund for the six months ended June 30, 2016:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.

Net investment income	$72,946	$17,315

Net realized loss on investments	(47,379,082)	(23,469,553)
Net increase in unrealized appreciation on investments	40,472,541	27,020,608
Brokerage commissions and fees	(8,680,172)	(459,063)
Net (loss) gain on investments	(15,586,713)	3,091,992
Net (loss) income	$(15,513,767)	$3,109,307

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the gains and losses on all financial instruments held by the Master Funds reported in net realized loss and net increase in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the three months ended June 30, 2016:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.
Commodity price
Futures	$20,017,696	$2,316,724
Options	20,998,060	-
Swaps	(5,443,954)	-
	35,571,802	2,316,724
Equity price
Equities	121,500	195,750
Futures	(12,778,666)	(8,171,691)
Options	(6,815,323)	-
	(19,472,489)	(7,975,941)
Foreign currency exchange rate
Forwards	5,868,382	2,083,036
Futures	-	38,528
Options	(6,680,438)	-
	(812,056)	2,121,564
Interest rate
Futures	(5,968,438)	27,636,176
Options	(4,570,187)	-
Swaps	19,921	-
	(10,518,704)	27,636,176
Total	$4,768,553	$24,098,523

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the gains and losses on all financial instruments held by the Master Funds reported in net realized loss and net increase in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the six months ended June 30, 2016:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.
Commodity price
Futures	$27,338,384	$(13,527,670)
Options	59,438,194	-
Swaps	(5,443,954)	-
	81,332,624	(13,527,670)
Equity price
Equities	295,000	(32,000)
Futures	(16,266,345)	(18,164,502)
Options	(9,705,162)	-
	(25,676,507)	(18,196,502)
Foreign currency exchange rate
Forwards	(18,774,874)	(1,727,239)
Futures	-	(4,737,191)
Options	(11,875,818)	-
	(30,650,692)	(6,464,430)
Interest rate
Futures	(23,215,999)	41,739,657
Options	(7,990,661)	-
Swaps	(705,306)	-
	(31,911,966)	41,739,657
Total	$(6,906,541)	$3,551,055

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
Graham Commodity Strategies LLC
Derivative financial instruments
Long contracts
Futures
Natural gas February 2016		750	$204,090	0.16%
Other commodity			(591,587)	(0.48)%
Foreign bond			41,429	0.03%
Foreign index			(796,068)	(0.64)%
Interest rate			(3,047,734)	(2.45)%
U.S. bond			246,594	0.21%
U.S. index			(312,175)	(0.25)%
Total futures			(4,255,451)	(3.42)%

Swaps
Interest rate			(499,166)	(0.40)%
Total swaps			(499,166)	(0.40)%

Forwards
U.S. dollar / Chinese yuan 02/22/2016 - 12/15/2016	CNY	1,614,278,056	(6,542,494)	(5.26)%
Euro / U.S. dollar 01/04/2016 - 01/05/2016	EUR	285,331,324	(953,787)	(0.77)%
British pound / U.S. dollar 01/04/2016 - 01/05/2016	GBP	268,236,160	(2,252,472)	(1.81)%
Other foreign currency			(499,290)	(0.40)%
Total forwards			(10,248,043)	(8.24)%

Options (cost $121,828,281)
U.S. dollar / Chinese yuan 11/15/16, $6.60 Call		1	8,120,680	6.53%
U.S. dollar / Chinese yuan 01/11/16 - 02/15/16, $6.18 - $6.25 Put		4	4,635	0.00%
Other U.S. dollar / Chinese yuan 01/25/16 - 12/19/16, $6.30 - $7.40 Call		15	24,331,188	19.56%
British pound / U.S. dollar 01/04/2016 - 02/01/2016, $1.47 - $1.49 Put		2	3,374,745	2.71%
U.S. dollar / British pound 02/22/2016 - 06/17/2016, $1.41 - $1.47 Put		2	719,822	0.58%
Other currency options			8,427,213	6.78%
Copper LME January 2016 - May 2016, $3,200.00 - $4,800.00 Put		6	10,243,625	8.23%
Crude oil February 2016 - December 2016, $40.00 - $100.00 Call		3	2,771,500	2.23%
Crude oil February 2016 - March 2016, $35.00 - $40.00 Put		7	13,856,000	11.14%
Natural gas Euro February 2016, $2.30 Call		1	3,296,000	2.65%
Natural gas Euro March 2016, $1.90 - $2.10 Put		4	3,223,500	2.59%
Other commodity futures			6,569,952	5.28%

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

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC

GAIT invests a portion of its excess liquidity in Cash Assets, an entity for which the Manager is also the sole investment advisor. Cash Assets commenced operations on June 22, 2005, and was formed as a Delaware Limited Liability Company for the purpose of consolidating investment activity of multiple funds managed by the Manager. Its objective is to preserve capital while enhancing return on cash balances and providing daily liquidity. It invests in debt obligations guaranteed by the U.S. federal government which range in maturity from one to twenty-two months. Cash Assets also maintains cash and cash equivalents on deposit with major U.S. institutions. Cash Assets values all fixed income securities at amortized cost which approximates fair value. GAIT’s investment in Cash Assets is valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP based upon GAIT’s proportionate share of Cash Assets’ reported net asset value. GAIT records its proportionate share of Cash Assets’ investment income and expenses on a monthly basis. For the three and six months ended June 30, 2016, the total amount recognized by GAIT with respect to its investment in Cash Assets was $176,984 and $354,887, respectively. For the three and six months ended June 30, 2015, the total amount recognized by GAIT with respect to its investment in Cash Assets was $132,112 and $224,107, respectively. These amounts are included in interest income in the statements of operations and incentive allocation. At June 30, 2016 and December 31, 2015, GAIT owned approximately 3.51% and 4.02%, respectively, of Cash Assets. The following table summarizes the financial position of Cash Assets as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Assets:
Cash and cash equivalents	$769,396,523	$850,874,164
Investments in fixed income securities (cost $3,407,010,957 and $2,885,317,424, respectively)	3,407,010,957	2,885,317,424
Accrued interest receivable	5,300,203	5,861,018
Total assets	4,181,707,683	3,742,052,606

Liabilities:
Due to broker	301,413,086	-
Total liabilities	301,413,086	-

Net assets	$3,880,294,597	$3,742,052,606

The following table summarizes the results of operations of Cash Assets for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Investment income
Interest income	$4,967,225	$2,486,964	$9,649,425	$4,819,027
Total investment income	4,967,225	2,486,964	9,649,425	4,819,027

Expenses:
Bank fee expense	12,020	7,386	35,338	17,240
Total expenses	12,020	7,386	35,338	17,240
Net investment income	4,955,205	2,479,578	9,614,087	4,801,787
Net income	$4,955,205	$2,479,578	$9,614,087	$4,801,787

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

The following represents the condensed schedule of investments of Cash Assets as of June 30, 2016:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (cost $3,407,010,957)
United States
Government Bonds (cost $3,407,010,957)
U.S. Treasury 0.38% – 3.25% due 07/07/2016 – 04/30/2018	$3,400,000,000	$3,407,010,957	87.80%
Total Government Bonds		3,407,010,957	87.80%
Total United States		3,407,010,957	87.80%
Total Investments in Fixed Income Securities		$3,407,010,957	87.80%

The following represents the condensed schedule of investments of Cash Assets as of December 31, 2015:
Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (cost $2,885,317,424)
United States
Government Bonds (cost $2,885,317,424)
U.S. Treasury 0.25% – 3.25% due 01/15/2016 – 12/31/2017	$2,875,000,000	$2,885,317,424	77.11%
Total Government Bonds		2,885,317,424	77.11%
Total United States		2,885,317,424	77.11%
Total Investments in Fixed Income Securities		$2,885,317,424	77.11%

Cash Assets reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP. The following table shows the fair value classification of each investment type held by Cash Assets as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Assets
Level 2:
Fixed income securities
Government Bonds	$3,407,010,957	$2,885,317,424
Total fixed income securities	3,407,010,957	2,885,317,424
Total Level 2	3,407,010,957	2,885,317,424
Total assets	$3,407,010,957	$2,885,317,424

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

6. Fees and Related Party Transactions

Advisory Fees

For the six months ended June 30, 2016 and 2015, each Class of GAIT other than Class M pays the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate equal to 1.75% of the Net Asset Value of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is effected with respect to Units of such Class during the month.

Sponsor Fees

For the six months ended June 30, 2016 and 2015, each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Net Asset Value specified in the table below. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee.

Class	Annual Rate

Class 0	0.75%
Class 2	2.75%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

6. Fees and Related Party Transactions (continued)

Incentive Allocation

At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced effective as of the date of any redemption of any Units of such class by multiplying the loss carryforward by the ratio that the amount of assets redeemed from such class bears to the net assets of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made. The Incentive Allocation was $0 and $2,920,022 for the six months ended June 30, 2016 and 2015, respectively.

Administrator’s Fee

For the six months ended June 30, 2016 and 2015, GAIT paid SEI a monthly administrator’s fee based on GAIT’s net asset value, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, incurred by GAIT for the six months ended June 30, 2016 and 2015 were $108,284 and $123,175, respectively, of which $17,428 and $19,618 was accrued as of June 30, 2016 and 2015, respectively.

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

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

8. Financial Highlights

The following is the per Unit operating performance calculation for the three months ended June 30, 2016 and 2015:

	Class 0	Class 2
Per unit operating performance
Net asset value per unit, March 31, 2015	$159.93	$121.12
Net loss:
Net investment loss	(1.01)	(1.34)
Net loss on investments	(9.43)	(7.12)
Net loss	(10.44)	(8.46)
Net asset value per unit, June 30, 2015	$149.49	$112.66

Net asset value per unit, March 31, 2016	$143.72	$106.68
Net income:
Net investment loss	(0.89)	(1.18)
Net gain on investments	2.06	1.52
Net income	1.17	0.34
Net asset value per unit, June 30, 2016	$144.89	$107.02

The following represents ratios to average members’ capital, excluding the Managing Member, and total return for the three months ended June 30, 2016 and 2015:

	Class 0		Class 2
	2016	2015	2016	2015

Total return before Incentive Allocation	0.81%	(6.52)%	0.32%	(6.99)%
Incentive Allocation	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	0.81%	(6.52)%	0.32%	(6.99)%

Net investment loss before Incentive Allocation	(0.63)%	(0.65)%	(1.13)%	(1.15)%
Incentive Allocation	0.00	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(0.63)%	(0.65)%	(1.13)%	(1.15)%

Total expenses before Incentive Allocation	0.74%	0.73%	1.24%	1.22%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	0.74%	0.73%	1.24%	1.22%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

8. Financial Highlights (continued)

The following is the per unit operating performance calculation for the six month periods ended June 30, 2016 and 2015:

	Class 0	Class 2
Per unit operating performance
Net asset value per unit, December 31, 2014	$149.37	$113.58
Net income (loss):
Net investment loss	(2.05)	(2.74)
Net gain on investments	2.17	1.82
Net income (loss)	0.12	(0.92)
Net asset value per unit, June 30, 2015	$149.49	$112.66

Net asset value per unit, December 31, 2015	$147.34	$109.91
Net loss:
Net investment loss	(1.73)	(2.36)
Net loss on investments	(0.72)	(0.53)
Net loss	(2.45)	(2.89)
Net asset value per unit, June 30, 2016	$144.89	$107.02

The following represents ratios to average members’ capital, excluding the Managing Member, and total return for the six month periods ended June 30, 2016 and 2015:

	Class 0		Class 2
	2016	2015	2016	2015

Total return before Incentive Allocation	(1.66)%	1.85%	(2.63)%	0.83%
Incentive Allocation	0.00	(1.77)	0.00	(1.64)
Total return after Incentive Allocation	(1.66)%	0.08%	(2.63)%	(0.81)%

Net investment loss before Incentive Allocation	(1.19)%	(1.32)%	(2.19)%	(2.34)%
Incentive Allocation	0.00	(1.70)	0.00	(1.61)
Net investment loss after Incentive Allocation	(1.19)%	(3.02)%	(2.19)%	(3.95)%

Total expenses before Incentive Allocation	1.42%	1.46%	2.42%	2.48%
Incentive Allocation	0.00	1.70	0.00	1.61
Total expenses after Incentive Allocation	1.42%	3.16%	2.42%	4.09%

Total return is calculated for Class 0 and Class 2 units taken as a whole. Total return is calculated as the change in total members’ capital, excluding that of the Managing Member, adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for the Class 0 and Class 2 units taken as a whole and include amounts from GAIT and net investment loss and expenses allocated from Master Funds and investment income from Cash Assets. The computation of such ratios is based on the amount of net investment loss, total expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of members’ capital of GAIT, excluding that of the Managing Member, for the three and six months ended June 30, 2016 and 2015.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

9. Subsequent Events

GAIT had subscriptions of approximately $0.6 million and redemptions of approximately $7.1 million from July 1, 2016 through August 15, 2016, the date through which subsequent events were evaluated by management. These amounts have not been included in the financial statements.

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

(a)	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our annual consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2015 included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 30, 2016. This discussion should also be read in conjunction with “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis. For the purposes of this filing beginning with Item 2, the term “Fund” shall include the Blended Strategies Portfolio of GAIF II and GAI, GAIT, and the Master Funds in which they invest, unless the context implies otherwise. The Fund does not engage in the sale of goods or services. The Fund’s capital consists of capital contributions of the members, as increased or decreased by gains and losses from its investments in the Master Funds, interest, expenses and redemptions. Its only assets are its investments in the Master Funds. The Master Funds do not engage in the sale of goods or services. Their assets are comprised of the equity in their accounts with clearing brokers and OTC counterparties, in each case consisting of cash, open trade equity on derivatives and the net option premium paid or received. In the case of Graham Cash Assets LLC (“Cash Assets”), the assets consist of investments in debt obligations guaranteed by the U.S. federal government, as well as cash and cash equivalents.

For the three months ended June 30, 2016, the Blended Strategies Portfolio’s net asset value decreased by $3,054,904 or -4.2%. The net decrease in the Blended Strategies Portfolio was attributable to total subscriptions of $434,500 or 0.6% and net income of $403,353 or 0.5% offset by redemptions totaling $3,892,757 or -5.3%, for the period.

For the six months ended June 30, 2016, the Blended Strategies Portfolio’s net asset value decreased by $6,063,733 or -7.9%. The net decrease in the Blended Strategies Portfolio was attributable to total subscriptions of $781,500 or 1.0% offset by redemptions totaling $5,325,153 or -6.9% and a net loss of $1,520,080 or -2.0%, for the period.

For the three months ended June 30, 2015, the Blended Strategies Portfolio’s net asset value decreased by $5,993,291 or -7.1%. The net decrease in the Blended Strategies Portfolio was attributable to total subscriptions of $1,940,050 or 2.3% offset by redemptions totaling $2,328,785 or -2.7% and a net loss of $5,604,556 or -6.7%, for the period.

For the six months ended June 30, 2015, the Blended Strategies Portfolio’s net asset value decreased by $614,045 or -0.8%. The net decrease in the Blended Strategies Portfolio was attributable to total subscriptions of $2,674,594 or 3.4% offset by redemptions totaling $3,161,066 or -4.0% and a net loss of $127,573 or -0.2% for the period.

Index
(i)           Results of Operations

The Fund’s success depends primarily upon the Manager’s ability to recognize and capitalize on market trends in the different and varied sectors of the global financial markets in which it trades.

2016 Summary

Three Months Ended June 30, 2016

For the three months ended June 30, 2016, the Blended Strategies Portfolio experienced net trading gains of $1,044,385. The trading results are attributable to the following sectors:

Agriculture / Softs	$861,694
Base metals	(490,715)
Energy	(324,647)
Equities	(945,442)
Foreign exchange	68,908
Long term / Intermediate rates	1,509,701
Precious metals	967,995
Short term rates	(603,109)
$1,044,385

The Blended Strategies Portfolio recorded a net gain for the second quarter of 2016. The majority of the gains resulted from positions in commodities, most notably from long positions in gold and silver as precious metals rallied with additional gains from long positions in soybeans. The portfolio also recorded gains in fixed income, primarily from long positions on the long end of the yield curve in the U.S. and Europe as bond futures rallied. Smaller profits resulted in foreign exchange, primarily from long positions in the Japanese yen versus the U.S. dollar. The portfolio experienced losses in equity index futures, primarily from positions in U.S. and European benchmark indices, which offset a portion of the overall gains for the period.

Advisory, Sponsor, and Administrator’s Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the three months ended June 30, 2016, Advisory Fees decreased by $42,521 or -12.0%, Sponsor Fees decreased by $31,706 or -12.4%, and Administrator’s Fees decreased by $3,618 or -12.8% in the Fund over the corresponding period of the preceding year. These decreases are all attributable to lower net assets of the portfolio resulting from redemptions and partially offset by net income and subscriptions for the period. During the same period, interest income increased by $21,960 or 36.0%. Interest was earned on free cash at an average annualized yield of 0.52% for the three months ended June 30, 2016 compared to 0.34% for the same period in 2015.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the three months ended June 30, 2016, and June 30, 2015, the portfolio has not yet recovered previous losses. As a result, there was no Incentive Allocation for those periods.

Index
Six Months Ended June 30, 2016

For the six months ended June 30, 2016, the Blended Strategies Portfolio experienced net trading losses of $228,602. The trading results are attributable to the following sectors:

Agriculture / Softs	$191,089
Base metals	(431,805)
Energy	629,820
Equities	(843,758)
Foreign exchange	(605,773)
Long term / Intermediate rates	784,083
Precious metals	336,607
Short term rates	(288,865)
$(228,602)

The Blended Strategies Portfolio recorded a net loss for the first half of 2016. The portfolio experienced losses in equity index futures, primarily from positions in U.S., Asian and European benchmark indices. Losses also resulted from positions in foreign exchange, particularly from a long bias in the U.S. dollar versus the euro and Swiss franc with smaller losses in the New Zealand dollar and emerging market currencies. The portfolio recorded gains in commodities, primarily from positions in crude oil, natural gas, soybeans and gold. Additional profits resulted from long positions on the long end of the fixed income yield curve in Europe and Asia as bond futures rallied, which offset a portion of the overall losses for the period.

Advisory, Sponsor, and Administrator’s Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the six months ended June 30, 2016, Advisory Fees decreased by $76,280 or -10.6%, Sponsor Fees decreased by $59,996 or -11.5%, and Administrator’s Fees decreased by $6,401 or -11.2% in the Fund over the corresponding period of the preceding year. These decreases are all attributable to lower net assets of the portfolio resulting from redemptions and a net loss partially offset by subscriptions for the period. During the same period, interest income increased by $53,163 or 46.9%. Interest was earned on free cash at an average annualized yield of 0.50% for the six months ended June 30, 2016 compared to 0.32% for the same period in 2015.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the six months ended June 30, 2016, the Incentive Allocation decreased by $1,369,198 over the corresponding period of the preceding year. This was the result of a net loss before incentive allocation for the six months ended June 30, 2016 compared to a net gain before incentive allocation for the six months ended June 30, 2015.

The following table illustrates the sector distribution of the Fund’s investments in Master Funds as of June 30, 2016 based on the fair value of the underlying assets and liabilities in each Master Fund including both long and short positions. Positive percentages represent net assets whereas negative percentages represent a net liability.

Agriculture / Softs	62.1%
Base metals	(13.8)%
Energy	(59.6)%
Equities	3.4%
Foreign exchange	41.1%
Long term / Intermediate rates	45.6%
Precious metals	22.6%
Short term rates	(1.4)%
100.0%

Index
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

For the three months ended June 30, 2015, Advisory Fees increased by $70,193 or 24.7%, Sponsor Fees increased by $47,176 or 22.7%, and Administrator’s Fees increased by $6,118 or 27.7% in the Fund over the corresponding period of the preceding year. These increases are all attributable to higher net assets of the portfolio resulting from subscriptions and partially offset by redemptions and a net loss for the period. During the same period, interest income increased by $25,528 or 71.8%. Interest was earned on free cash at an average annualized yield of 0.34% for the three months ended June 30, 2015 compared to 0.25% for the same period in 2014.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the three months ended June 30, 2015, the portfolio experienced net trading losses. For the three months ended June 30, 2014, the portfolio has not yet recovered previous losses. As a result, there was no Incentive Allocation for those periods.

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

Index
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

For the six months ended June 30, 2015, Advisory Fees increased by $129,179 or 21.8%, Sponsor Fees increased by $92,847 or 21.7%, and Administrator’s Fees increased by $12,069 or 26.8% in the Fund over the corresponding period of the preceding year. These increases are all attributable to higher net assets of the portfolio resulting from subscriptions partially offset by redemptions and a net loss for the period. During the same period, interest income increased by $39,853 or 54.3%. Interest was earned on free cash at an average annualized yield of 0.32% for the six months ended June 30, 2015 compared to 0.25% for the same period in 2014.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the six months ended June 30, 2015, the Incentive Allocation increased by $1,369,198. This was the result of a higher net gain before incentive allocation for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. For the six months ended June 30, 2014, the portfolio had not yet recovered previous losses-. As a result, there was no Incentive Allocation for that period.

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

Blended Strategies Portfolio
June 30, 2016	11.82%
December 31, 2015	10.48%
June 30, 2015	10.15%

Other than any potential market-imposed limitations on liquidity, the Fund’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Fund’s futures trading. Through June 30, 2016, the Fund experienced no meaningful periods of illiquidity in any of the markets traded by the Manager on behalf of the Fund.

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

Based on their evaluation as of June 30, 2016, the Manager, along with the Manager’s principal executive officer and principal financial officer, has concluded that the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

Changes in Internal Control Over Financial Reporting

There were no changes to the Fund’s internal control over financial reporting during the second quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Index
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

Not Required

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2016, the Fund issued 3,443.308 Units in exchange for $434,500 with respect to the Blended Strategies Portfolio, in each case in a transaction that was not registered under the Securities Act of 1933, as amended (the “Act”). The Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Act and Rule 506 of Regulation D promulgated thereunder. All purchasers of the Units were accredited investors, as that term is defined under Rule 501 of Regulation D.

The following chart sets forth the purchases of Units of the Fund during each month of the quarter covered by this report.

Period (as of)	Blended Strategies Portfolio Total Number of Units Issued
April 2016	3,089.252
May 2016	106.343
June 2016	247.713

Issuer Purchases of Units

Date	(a) Total Number of Units Purchased[1]	(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2016	3,253.160	129.97	N/A	N/A
May 1 - May 31, 2016	16,588.154	139.15	N/A	N/A
June 1 - June 30, 2016	8,275.351	140.39	N/A	N/A
TOTAL	28,116.665	138.45	N/A	N/A

1 Represents number of Units redeemed by Members of the Fund in accordance with the LLC Agreement.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Mine Safety Disclosures – None

Item 5.	Other Information – None

Index
Item 6.	Exhibits

** 3.1	Certificate of Formation of Graham Alternative Investment Fund II LLC
* 3.2	Amendment to Certificate of Formation of Graham Alternative Investment Fund II LLC
* 4.1	Amended and Restated Limited Liability Company Agreement of Graham Alternative Investment Fund II LLC
** 10.1	Form of Subscription Agreement
** 10.2	Form of Placement Agreement
*** 10.10	Safekeeping Account Agreement between Graham Cash Assets LLC and Bank of America, N.A.
**** 31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of Principal Executive Officer)
**** 31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer)
**** 32.1	Section 1350 Certification (Certification of Principal Executive Officer and Chief Financial Officer)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated by reference to the Fund’s Form 8-K previously filed on April 11, 2013

**	Incorporated by reference to the Fund’s Form 10 previously filed on April 30, 2010

***	Incorporated by reference to the Fund’s Form 10/A previously filed on September 3, 2010

****	Filed herewith

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 15, 2016	GRAHAM ALTERNATIVE INVESTMENT FUND II LLC BLENDED STRATEGIES PORTFOLIO

	By:	GRAHAM CAPITAL MANAGEMENT, L.P. its Manager

By:	/s/ Paul Sedlack
Paul Sedlack, Principal Executive Officer

By:	/s/ Brian Douglas
Brian Douglas, Chief Financial Officer