Form 10-Q
period 2017-03-31
GRAHAM ALTERNATIVE INVESTMENT FUND II LLC
filed 2017-05-15
CIK 1461237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of the
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging Growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

As of May 1, 2017, 416,146.717 Units of the Blended Strategies Portfolio were outstanding.

GRAHAM ALTERNATIVE INVESTMENT FUND II LLC

BLENDED STRATEGIES PORTFOLIO
FORM 10-Q

Exhibits

	EX - 31.1	Certification
	EX - 31.2	Certification
	EX - 32.1	Certification

Index
PART I

Item 1.	Financial Statements

Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Consolidated Statements of Financial Condition

	March 31, 2017 (Unaudited)	December 31, 2016 (Audited)

Assets
Investment in Graham Alternative Investment Trading LLC, at fair value	$55,363,469	$63,499,240
Redemption receivable from Graham Alternative Investment Trading LLC	262,210	362,556
Total assets	$55,625,679	$63,861,796

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$262,210	$362,556
Total liabilities	262,210	362,556

Members’ capital:
Class 0 Units (274,406.186 and 319,296.990 units issued and outstanding at $144.35 and $146.92, respectively)	39,610,666	46,912,306
Class 2 Units (149,990.523 and 154,401.114 units issued and outstanding at $105.03 and $107.43, respectively)	15,752,803	16,586,934
Total members’ capital	55,363,469	63,499,240
Total liabilities and members’ capital	$55,625,679	$63,861,796

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Unaudited Consolidated Statements of Operations

	Three Months Ended March 31,
	2017	2016
Net loss allocated from investment in Graham Alternative Investment Trading LLC
Net realized gain (loss) on investments	$243,410	$(1,816,204)
Net (decrease) increase in unrealized appreciation on investments	(991,716)	543,217
Brokerage commissions and fees	(83,908)	(122,599)
Net loss allocated from investment in Graham Alternative Investment Trading LLC	(832,214)	(1,395,586)

Net investment loss allocated from investment in Graham Alternative Investment Trading LLC
Investment income
Interest income	92,823	83,390

Expenses
Advisory fees	250,544	333,245
Sponsor fees	186,670	236,951
Professional fees and other	48,405	14,816
Administrator’s fees	19,288	26,225
Incentive allocation	-	-
Total expenses	504,907	611,237
Net investment loss allocated from investment in Graham Alternative Investment Trading LLC	(412,084)	(527,847)
Net loss	$(1,244,298)	$(1,923,433)

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Unaudited Consolidated Statements of Changes in Members’ Capital

For the three months ended March 31, 2017 and 2016

	Class 0 Units		Class 2 Units
	Units	Capital	Units	Capital	Total Members’ Capital

Members’ capital, December 31, 2015	390,743.099	$57,571,360	171,170.918	$18,813,967	$76,385,327
Subscriptions	1,523.672	225,000	1,099.005	122,000	347,000
Redemptions	(8,316.415)	(1,242,648)	(1,726.656)	(189,748)	(1,432,396)
Net loss	–	(1,371,278)	–	(552,155)	(1,923,433)
Members’ capital, March 31, 2016	383,950.356	$55,182,434	170,543.267	$18,194,064	$73,376,498

	Class 0 Units		Class 2 Units
	Units	Capital	Units	Capital	Total Members’ Capital

Members’ capital, December 31, 2016	319,296.990	$46,912,306	154,401.114	$16,586,934	$63,499,240
Subscriptions	2,144.439	309,000	–	–	309,000
Redemptions	(47,035.243)	(6,737,309)	(4,410.591)	(463,164)	(7,200,473)
Net loss	–	(873,331)	–	(370,967)	(1,244,298)
Members’ capital, March 31, 2017	274,406.186	$39,610,666	149,990.523	$15,752,803	$55,363,469

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Unaudited Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2017	2016
Cash flows provided by operating activities
Net loss	$(1,244,298)	$(1,923,433)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net loss allocated from investment in Graham Alternative Investment Trading LLC	1,244,298	1,923,433
Proceeds from sale of investments in Graham Alternative Investment Trading LLC	7,300,819	2,311,253
Investments in Graham Alternative Investment Trading LLC	(309,000)	(347,000)
Net cash provided by operating activities	6,991,819	1,964,253

Cash flows used in financing activities
Subscriptions	309,000	347,000
Redemptions	(7,300,819)	(2,311,253)
Net cash used in financing activities	(6,991,819)	(1,964,253)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Notes to Unaudited Consolidated Financial Statements

March 31, 2017

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

The Fund offers members Class 0 and Class 2 units. Graham Alternative Investment Ltd. (“GAI”) is a British Virgin Islands business company which was formed on June 1, 2006 and commenced operations on August 1, 2006. The Fund invests all of its assets dedicated to trading in Graham Alternative Investment Trading LLC (“GAIT”), a Delaware Limited Liability Company which was formed on May 18, 2006 and commenced operations on August 1, 2006, through an investment in GAI’s Blended Strategies Portfolio. GAIT invests in various master trading vehicles (“Master Funds”) and Graham Cash Assets LLC (“Cash Assets”), all of which are managed by Graham Capital Management, L.P. (the “Advisor” or “Manager”). The Fund is the sole owner of GAI’s Blended Strategies Portfolio and GAI’s Blended Strategies Portfolio invests all of its assets into GAIT. The Manager is the director of GAI and the sole investment advisor of GAI, GAIT and the Fund. The Manager is registered as a Commodity Pool Operator and Commodity Trading Advisor with the CFTC and is a member of the National Futures Association. The Manager is also registered with the Securities and Exchange Commission as an investment adviser. The Fund’s Units are registered under Section 12 of the Securities Exchange Act of 1934.

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

At March 31, 2017 and December 31, 2016, the Fund owned 44.07% and 46.15%, respectively of GAIT.

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

The Fund’s investment in GAIT has been valued at net asset value using the practical expedient. Accordingly under U.S. GAAP, these investments are excluded from categorization in the fair value hierarchy. There were no Level 3 assets or liabilities held at any point during the three months ended March 31, 2017 or the year ended December 31, 2016 by the Fund, GAIT, the Master Funds, or Cash Assets and there were no transfers between levels during those periods. Transfers between levels, if any, are recognized as of the beginning of the year.

Indemnifications

In the normal course of business, the Master Funds, GAIT, Cash Assets, and the Fund enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. The Fund’s maximum exposure under these arrangements is unknown; however, the Fund has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At March 31, 2017 and December 31, 2016, no accruals have been recorded by the Fund for indemnifications.

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

Redemption Fees

Class 2 Units are subject to a redemption fee equal to 2% of their Net Asset Value if redeemed within six months from their subscription date and a redemption fee equal to 1% of their Net Asset Value if redeemed more than six and less than twelve months from their subscription date. Class 0 Units are not subject to a redemption fee. Redemption fees are payable to the Manager upon redemption of Units from the proceeds of such redemption. Redemption fees of $0 and $500 were paid to the Manager for the three months ended March 31, 2017 and 2016, respectively.

4. Fees and Related Party Transactions

Advisory Fees

For the three months ended March 31, 2017 and 2016, each Class of GAIT other than Class M paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate equal to 1.75% of the Net Asset Value of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is effected with respect to Units of such Class during the month. For the three months ended March 31, 2017 and 2016, the Advisory Fees allocated to the Fund by each Class of GAIT totaled $250,544 and $333,245, respectively.

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Notes to Unaudited Consolidated Financial Statements (continued)

4. Fees and Related Party Transactions (continued)

Sponsor Fees

For the three months ended March 31, 2017 and 2016, each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Net Asset Value specified in the table below. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee.

Class	Annual Rate

Class 0	0.75%
Class 2	2.75%

For the three months ended March 31, 2017 and 2016, the Sponsor Fees allocated to the Fund by each Class of GAIT totaled $186,670 and $236,951, respectively.

Incentive Allocation

At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class of GAIT, as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced, effective as of the date of any redemption of any Units of such class, by multiplying the loss carryforward by the ratio that the amount of assets redeemed from such class bears to the net assets of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made. There was no Incentive Allocation allocated to the Fund by GAIT for the three months ended March 31, 2017 and 2016.

Administrator’s Fee

For the three months ended March 31, 2017 and 2016, GAIT paid SEI a monthly administrator’s fee based on GAIT’s net asset value, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, allocated to the Fund by GAIT for the three months ended March 31, 2017 and 2016 were $19,288 and $26,225, respectively.

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

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Notes to Unaudited Consolidated Financial Statements (continued)

5. Income Taxes (continued)

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a more-likely-than-not threshold would be recorded as a tax expense in the current year and the Fund identifies its major tax jurisdictions as U.S. Federal and Connecticut State. The Manager has evaluated the Fund’s tax positions and has concluded that there are no significant tax positions requiring recognition, measurement or disclosure in the consolidated financial statements for open tax years 2014 through 2016 or expected to be taken in the Fund’s 2017 tax returns. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination.

6. Financial Highlights

The following is the per Unit operating performance calculation for the three months ended March 31, 2017 and 2016:

	Class 0	Class 2
Per unit operating performance
Net asset value per unit, December 31, 2015	$147.34	$109.91
Net loss:
Net investment loss	(0.84)	(1.18)
Net loss on investments	(2.78)	(2.05)
Net loss	(3.62)	(3.23)
Net asset value per unit, March 31, 2016	$143.72	$106.68

Net asset value per unit, December 31, 2016	$146.92	$107.43
Net loss:
Net investment loss	(0.84)	(1.13)
Net loss on investments	(1.73)	(1.27)
Net loss	(2.57)	(2.40)
Net asset value per unit, March 31, 2017	$144.35	$105.03

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Notes to Unaudited Consolidated Financial Statements (continued)

6. Financial Highlights (continued)

The following represents ratios to average members’ capital, excluding the Manager, and total return for the three months ended March 31, 2017 and 2016:

	Class 0		Class 2
	2016	2015	2016	2015

Total return before Incentive Allocation	(1.75)%	(2.46)%	(2.24)%	(2.94)%
Incentive Allocation	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	(1.75)%	(2.46)%	(2.24)%	(2.94)%

Net investment loss before Incentive Allocation	(0.58)%	(0.57)%	(1.07)%	(1.07)%
Incentive Allocation	0.00	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(0.58)%	(0.57)%	(1.07)%	(1.07)%

Total expenses before Incentive Allocation	0.74%	0.68%	1.23%	1.18%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	0.74%	0.68%	1.23%	1.18%

Total return is calculated for Class 0 and Class 2 Units taken as a whole. Total return is calculated as the change in total members’ capital adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for Class 0 and Class 2 Units taken as a whole and include net amounts allocated from GAIT. The computation of such ratios is based on the amount of net investment loss, expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of members’ capital for Class 0 and Class 2 Units of the Fund for the three months ended March 31, 2017 and 2016, and are not annualized.

7. Subsequent Events

The Fund had subscriptions of approximately $0.1 million and redemptions of approximately $1.1 million from April 1, 2017 through May 15, 2017, the date through which subsequent events were evaluated by management. These amounts have not been included in the financial statements.

Index
Graham Alternative Investment Trading LLC

Statements of Financial Condition

	March 31, 2017 (Unaudited)	December 31, 2016 (Audited)
Assets
Investments in Master Funds, at fair value	$15,355,770	$16,404,782
Investment in Graham Cash Assets LLC, at fair value	112,110,712	123,316,812
Receivable from Master Funds	44	45
Total assets	$127,466,526	$139,721,639

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$1,276,139	$1,570,542
Accrued professional fees	219,479	184,381
Accrued advisory fees	187,361	205,048
Accrued sponsor fees	146,384	158,099
Accrued administrator’s fee	14,600	13,455
Payable to Master Funds	55	85
Total liabilities	1,844,018	2,131,610

Members’ capital:
Class 0 Units (598,637.269 and 650,889.077 units issued and outstanding at $144.35 and $146.92 per unit, respectively)	86,413,585	95,631,060
Class 2 Units (362,151.491 and 379,525.982 units issued and outstanding at $105.03 and $107.43 per unit, respectively)	38,035,092	40,771,563
Class M Units (4,671.470 units issued and outstanding at $251.28 and $254.18 per unit, respectively)	1,173,831	1,187,406
Total members’ capital	125,622,508	137,590,029
Total liabilities and members’ capital	$127,466,526	$139,721,639

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Condensed Schedules of Investments

	March 31, 2017 (Unaudited)		December 31, 2016 (Audited)
Description	Fair Value	Percentage of Members’ Capital	Fair Value	Percentage of Members’ Capital

Investments in Master Funds, at fair value
Graham Commodity Strategies LLC	$6,799,105	5.41%	$7,580,654	5.51%
Graham K4D Trading Ltd.	8,556,665	6.81%	8,824,128	6.41%
Total investments in Master Funds	$15,355,770	12.22%	$16,404,782	11.92%

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

 Unaudited Statements of Operations and Incentive Allocation

	Three Months Ended March 31,
	2017	2016
Net loss allocated from investments in Master Funds
Net realized gain (loss) on investments	$641,679	$(3,858,347)
Net (decrease) increase in unrealized appreciation on investments	(2,174,213)	1,164,019
Brokerage commissions and fees	(188,486)	(261,589)
Net loss allocated from investments in Master Funds	(1,721,020)	(2,955,917)

Net investment gain (loss) allocated from investments in Master Funds	10,541	(3,702)

Investment income
Interest income	197,825	177,903
Total investment income	197,825	177,903

Expenses
Advisory fees	556,945	705,897
Sponsor fees	433,210	530,040
Professional fees and other	108,197	55,952
Administrator’s fees	43,269	27,903
Total expenses	1,141,621	1,319,792
Net investment loss of the Fund	(943,796)	(1,141,889)

Net loss	(2,654,275)	(4,101,508)

Incentive allocation	-	-

Net loss available for pro-rata allocation to all members	$(2,654,275)	$(4,101,508)

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Changes in Members’ Capital

For the three months ended March 31, 2017 and 2016

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2015	791,620.850	$116,635,944	415,606.489	$45,680,694	4,671.470	$1,161,324	$163,477,962
Subscriptions	1,856.175	275,000	1,781.360	197,000	–	–	472,000
Redemptions	(22,158.787)	(3,297,469)	(8,694.376)	(954,399)	–	–	(4,251,868)
Incentive allocation	–	–	–	–	–	–	–
Net loss	–	(2,757,422)	–	(1,322,661)	–	(21,425)	(4,101,508)
Members’ capital, March 31, 2016	771,318.238	$110,856,053	408,693.473	$43,600,634	4,671.470	$1,139,899	$155,596,586

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2016	650,889.077	$95,631,060	379,525.982	$40,771,563	4,671.470	$1,187,406	$137,590,029
Subscriptions	13,184.142	1,911,500	–	–	–	–	1,911,500
Redemptions	(65,435.950)	(9,399,947)	(17,374.491)	(1,824,799)	–	–	(11,224,746)
Incentive allocation	–	–	–	–	–	–	–
Net loss	–	(1,729,028)	–	(911,672)	–	(13,575)	(2,654,275)
Members’ capital, March 31, 2017	598,637.269	$86,413,585	362,151.491	$38,035,092	4,671.470	$1,173,831	$125,622,508

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

 Unaudited Statements of Cash Flows

	Three Months Ended March 31,
	2017	2016
Cash flows provided by operating activities
Net loss	$(2,654,275)	$(4,101,508)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net loss allocated from investments in Master Funds	1,710,479	2,959,619
Net income allocated from investment in Graham Cash Assets LLC	(197,825)	(177,903)
Proceeds from sale of investments in Master Funds	33,401,656	39,761,345
Proceeds from sale of investments in Graham Cash Assets LLC	41,249,565	39,551,967
Investments in Master Funds	(34,063,152)	(41,003,663)
Investments in Graham Cash Assets LLC	(29,845,640)	(30,183,348)
Changes in assets and liabilities:
Decrease in accrued advisory fees	(17,687)	(16,783)
Decrease in accrued sponsor fees	(11,715)	(10,715)
Increase (decrease) in accrued professional fees	35,098	(19,507)
Increase (decrease) in accrued administrator’s fee	1,145	(1,475)
Net cash provided by operating activities	9,607,649	6,758,029

Cash flows used in financing activities
Subscriptions	1,911,500	472,000
Redemptions	(11,519,149)	(7,230,029)
Net cash used in financing activities	(9,607,649)	(6,758,029)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements

March 31, 2017

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

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated using the exchange rates at March 31, 2017 and December 31, 2016. Gains and losses resulting from foreign currency transactions are calculated using daily exchange rates prevailing on the transaction date. The Master Funds do not isolate the portion of results of operations from changes in foreign exchange rates on investments and cash from fluctuations arising from changes in market prices held. Currency translation gains and losses are included in the statement of operations within net realized gain (loss) and net increase (decrease) in unrealized appreciation on investments.

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

GAIT’s investments in Master Funds and Graham Cash Assets LLC (“Cash Assets”) have been valued at net asset value using the practical expedient. Accordingly under U.S. GAAP, these investments are excluded from categorization in the fair value hierarchy. GAIT’s investments in Master Funds and Cash Assets are discussed in Notes 3 and 4. There were no Level 3 assets or liabilities held at any point during the three months ended March 31, 2017 or the year ended December 31, 2016 by GAIT, the Master Funds, or Cash Assets, and there were no transfers between levels during those periods. Transfers between levels, if any, are recognized as of the beginning of the year.

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

Credit Risk Related Contingent Features

OTC derivative instruments are subject to ISDA Master Agreements which generally require among other things, that the Master Funds maintain a predetermined level of net assets or rate of return, and provide limits with respect to any decline in value over 1-month, 3-month and 12-month periods. If the Master Funds were to violate such provisions, the counterparty to these instruments could demand liquidation of the outstanding positions. There were no events that occurred throughout the three month period ended March 31, 2017 or the year ended December 31, 2016 which caused any counterparty to demand liquidation of any outstanding positions. At March 31, 2017 and December 31, 2016, there were no derivative instruments subject to credit risk related contingent features in a net liability position for either of the Master Funds in which GAIT invests except for Graham K4D Trading Ltd. Graham K4D Trading Ltd. had derivative instruments subject to credit risk related contingent features in a net liability position in the amount of $14,828,010 and $0 at March 31, 2017 and December 31, 2016, respectively.

New York Mercantile Exchange Corporate Membership

Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is a member of the New York Mercantile Exchange (“NYMEX”). As a result of its membership, Graham Commodity Strategies LLC owns two NYMEX seats and 30,000 shares of the CME Group. Graham Commodity Strategy LLC’s policy is to value the NYMEX memberships and the shares of the CME Group at fair value. As of March 31, 2017 and December 31, 2016, the two NYMEX memberships were valued at $330,500 and $398,000, respectively, and the 30,000 shares of CME Group were valued at $3,564,000 and $3,460,500, respectively, both of which are contained within Exchange Memberships on Graham Commodity Strategies LLC’s statements of financial condition. The NYMEX seats and shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Chicago Board of Trade Membership

Graham K4D Trading Ltd., a Master Fund in which GAIT invests, is a member of the Chicago Board of Trade (“CBOT”) under Rule 106.S and owns two B-1/Full seats and one B-2/Associate seat. Graham K4D Trading Ltd.’s policy is to value the CBOT memberships at fair value. As of March 31, 2017 and December 31, 2016, the B-1/Full memberships were valued at $514,500 and $404,000, respectively, and the B-2/Associate memberships were valued at $73,000 and $62,750, respectively, both of which are included in CME Membership on the statements of financial condition. Additionally, Graham K4D Trading Ltd. owns a Chicago Mercantile Exchange (“CME”) seat valued at $230,000 and $200,000 at March 31, 2017 and December 31, 2016, respectively, which is also included in Exchange Membership on the statements of financial condition. The CBOT memberships and shares and CME seat are considered Level 1 assets as described in the Fair Value section of Note 2.

Indemnifications

In the normal course of business, the Master Funds, Cash Assets, and GAIT enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. GAIT’s maximum exposure under these arrangements is unknown; however, GAIT has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At March 31, 2017 and December 31, 2016, no accruals have been recorded by GAIT for indemnifications.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds

As of March 31, 2017 and December 31, 2016, GAIT invested in various Master Funds, all of which were managed by the Manager. GAIT’s investments in these Master Funds, as well as the investment objectives of each Master Fund, are summarized below. Master Funds in which GAIT invested 5% or more of its members’ capital are individually identified. All of the Master Funds and GAIT are related parties. The Master Funds do not charge management or incentive fees and all offer monthly subscriptions and redemptions.

March 31, 2017
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Loss (three months ended)

Systematic Macro Funds
Graham K4D Trading Ltd.	6.81%	$8,556,665	$(441,751)

Global Macro Funds
Graham Commodity Strategies LLC	5.41%	6,799,105	(1,268,728)
	12.22%	$15,355,770	$(1,710,479)

December 31, 2016
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Loss (three months ended March 31, 2016)

Systematic Macro Funds
Graham K4D Trading Ltd.	6.41%	$8,824,128	$(1,960,831)

Global Macro Funds
Graham Commodity Strategies LLC	5.51%	$7,580,654	$(998,788)
	11.92%	$16,404,782	$(2,959,619)

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the financial position of each Master Fund as of March 31, 2017:

	Graham Commodity Strategies LLC (Delaware)	Graham K4D Trading Ltd. (BVI)
Assets:
Due from brokers	$128,223,707	$129,319,638
Derivative financial instruments, at fair value	46,184,282	-
Exchange membership, at fair value	3,894,500	817,500
Total assets	178,302,489	130,137,138

Liabilities:
Derivative financial instruments, at fair value	-	14,828,010
Total liabilities	-	14,828,010
Net assets	$178,302,489	$115,309,128

Percentage of Master Fund held by GAIT	3.81%	7.42%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2017.

Description	Number of Contracts / Notional Amounts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC
Derivative financial instruments
Long contracts
Futures
Brent crude oil August 2017 – December 2017	2,053	$3,534,070	1.98%
Coffee Robusta July 2017	7,047	(991,960)	(0.56)%
Live cattle April 2017	325	(287,260)	(0.16)%
Natural gas May 2017	336	128,160	0.07%
Soybean May 2017	5,299	(3,219,938)	(1.81)%
Soybean oil May 2017	778	(55,644)	(0.03)%
WTI crude oil May 2017 - June 2018	1,110	1,823,280	1.02%
Other commodity		(4,894,659)	(2.75)%
Foreign bond		208,594	0.12%
Foreign index		(2,671,583)	(1.50)%
Fed fund 30 day April 2017	9,709	(7,013,394)	(3.93)%
Other interest rate		725,190	0.41%
U.S. index		(329,360)	(0.18)%
Total futures		(13,044,504)	(7.32)%

Forwards
Mexican Peso / U.S. dollar 04/17/2017 - 05/24/2017	MXN 2,633,024,245	14,844,660	8.32%
Other foreign currencies		8,249,601	4.63%
Total forwards		23,094,261	12.95%

Options (cost $150,054,768)
Coffee future May 2017, $170.00 Call	2	12,094	0.01%
Coffee Robusta July 2017 - September 2017, $2,250.00 - $2,550.00 Call	9	(7,807,700)	(4.38)%
Coffee Robusta September 2017, $1,820.00 - $2,050.00 Put	2	(202,000)	(0.11)%
Crude oil May 2017 - December 2018, $49.00 - $73.00 Call	10	10,414,250	5.84%
Crude oil June 2018, $40.00 - $45.00 Put	2	931,000	0.52%
Live cattle June 2017, $100.00 - $119.00 Call	6	12,207,500	6.85%
Natural gas Euro option May 2017 - March 2018, $3.20 - $4.00 Call	11	17,008,500	9.54%
Soybean option May 2017, $980.00 Put	1	9,500,000	5.33%
Other commodity futures		9,311,326	5.22%
Currency		23,726,105	13.31%
Foreign index		190,948	0.11%
IMM Eurodollar December 2017, $98.50 Put	1	9,218,750	5.17%
IMM Eurodollar June 2017, $98.63 Put	3	4,625,000	2.59%
Other interest rate futures		5,975,491	3.35%
U.S. bond futures		4,093,750	2.29%
U.S. index		157,500	0.09%
Total options		99,362,514	55.73%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2017.

Description	Number of Contracts / Notional Amounts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Brent crude oil October 2017 - December 2018	(2,053)	$(3,338,800)	(1.87)%
Coffee Robusta September 2017	(1,288)	115,920	0.07%
Live cattle June 2017	(133)	33,150	0.02%
Soybean meal May 2017	(469)	324,400	0.18%
WTI crude oil September 2017 - December 2017	(815)	(1,062,430)	(0.60)%
Other commodity		3,086,890	1.73%
Foreign bond		(254,343)	(0.14)%
Foreign index		(942,136)	(0.53)%
Fed fund 30 Day April 2017	(23,951)	19,365,424	10.86%
Fed fund 30 Day January 2017	(30,584)	7,349,046	4.12%
Other interest rate		(4,264,843)	(2.39)%
U.S. bond		(2,835,047)	(1.59)%
U.S. index		197,463	0.11%
Total futures		17,774,694	9.97%

Forwards
U.S. dollar / Mexican peso 04/17/2017 - 05/24/2017	MXN (2,585,477,155)	(12,318,606)	(6.91)%
Other foreign currencies		(12,041,372)	(6.75)%
Total forwards		(24,359,978)	(13.66)%

Options (proceeds $90,469,290)
Coffee future May 2017, $195.00 - $200.00 Call	(2)	(10,875)	(0.01)%
Coffee Robusta May 2017 $2,000.00 Put	(1)	140,000	0.08%
Coffee Robusta July 2017, $2,600.00 Call	(2)	1,768,500	0.99%
Crude oil May 2017 - December 2018, $52.00 - $80.00 Call	(9)	(14,015,000)	(7.86)%
Crude oil May 2017 - December 2017, $45.00 - $53.50 Put	(11)	(9,058,900)	(5.08)%
Live cattle June 2017	(4)	(1,195,500)	(0.67)%
Natural gas Euro May 2017 - March 2018, $3.40 - $5.00 Call	(11)	(8,322,250)	(4.67)%
Natural gas Euro July 2017 - December 2018, $2.75 - $3.00 Put	(17)	(7,589,375)	(4.26)%
Other commodity futures		(2,693,460)	(1.51)%
U.S. dollar / Mexican peso June 2017, $18.55 Put	(1)	(727,155)	(0.41)%
Other currency futures		(4,527,543)	(2.54)%
IMM Eurodollar December 2017 - December 2018, $97.25 - $ 98.38 Put	(4)	(7,562,500)	(4.24)%
Other interest rate futures		(1,023,647)	(0.57)%
U.S. bond future		(1,750,000)	(0.98)%
U.S. index		(75,000)	(0.04)%
Total options		(56,642,705)	(31.77)%
Total derivative financial instruments		$46,184,282	25.90%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2017.

Description	Number of Contracts / Notional Amounts	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd.
Derivative financial instruments
Long contracts
Futures
Commodity		$(941,338)	(0.82)%
British pound June 2017	4	(8)	(0.00)%
Other currency		(567,246)	(0.49)%
Foreign bond		2,491,375	2.16%
Foreign index		2,116,126	1.84%
Interest rate		(447,422)	(0.39)%
U.S. bond		434,127	0.38%
U.S. index		139,966	0.12%
Total futures		3,225,580	2.80%

Forwards
British pound / U.S. dollar 06/21/2017	GBP 19,259,000	222,167	0.19%
Other foreign currency		3,290,546	2.86%
Total forwards		3,512,713	3.05%

Short contracts
Futures
Commodity		(3,525,502)	(3.06)%
Currency		(57,974)	(0.05)%
Foreign bond		(2,484,657)	(2.16)%
Foreign index		(85,478)	(0.07)%
Interest rate		1,428,631	1.24%
U.S. bond		(5,304,374)	(4.60)%
U.S. index		(760)	0.00%
Total futures		(10,030,114)	(8.70)%

Forwards
U.S. dollar / British pound 06/21/2017	GBP (189,037,000)	(6,029,077)	(5.23)%
Other foreign currency		(5,507,112)	(4.78)%
Total forwards		(11,536,189)	(10.01)%
Total derivative financial instruments		$(14,828,010)	(12.86)%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the fair value classification of each investment type by Master Fund as of March 31, 2017:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.
Assets
Level 1:
Commodity futures	$10,339,760	$6,312,433
Commodity futures options	61,293,170	-
Currency futures	-	36,730
Foreign bond futures	224,619	3,845,143
Foreign index futures	-	5,746,540
Foreign index futures options	190,948	-
Interest rate futures	27,499,868	1,442,539
Interest rate futures options	21,392,471	-
U.S. bond futures	613,719	434,127
U.S. bond futures options	4,093,750	-
U.S. index futures	198,103	1,302,952
U.S. index futures options	157,500	-
Total Level 1	126,003,908	19,120,464

Level 2:
Foreign currency forwards	24,863,211	6,286,240
Foreign currency options	23,726,105	-
Total Level 2	48,589,316	6,286,240
Total investment related assets	$174,593,224	$25,406,704

Liabilities
Level 1:
Commodity futures	$(15,144,581)	$(10,779,273)
Commodity futures options	(50,895,060)	-
Currency futures	-	(661,958)
Foreign bond futures	(270,368)	(3,838,425)
Foreign index futures	(3,613,719)	(3,715,892)
Interest rate futures	(11,338,445)	(461,330)
Interest rate futures options	(10,159,377)	-
U.S. bond futures	(3,448,766)	(5,304,374)
U.S. bond futures options	(1,750,000)	-
U.S. index futures	(330,000)	(1,163,746)
U.S. index futures options	(75,000)	-
Total Level 1	(97,025,316)	(25,924,998)

Level 2:
Foreign currency forwards	(26,128,928)	(14,309,716)
Foreign currency options	(5,254,698)	-
Total Level 2	(31,383,626)	(14,309,716)
Total investment related liabilities	$(128,408,942)	$(40,234,714)

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham Commodity Strategies LLC based on its average quarterly notional amounts and number of contracts for the three months ended March 31, 2017. The table also displays the fair value of derivative contracts held by Graham Commodity Strategies LLC at March 31, 2017 categorized by primary underlying risk. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$853,771,229	23,872	$(324,318,010)	(7,665)	$10,339,760	$(15,144,581)
Options(a)	580,113,964	66,655	(496,141,133)	(63,346)	61,293,170	(50,895,060)
	1,433,885,193	90,527	(820,459,143)	(71,011)	71,632,930	(66,039,641)
Equity price
Futures	219,937,062	2,342	(250,497,253)	(3,821)	198,103	(3,943,719)
Options(a)	8,599,284	4,250	(21,799,008)	(3,000)	348,448	(75,000)
	228,536,346	6,592	(272,296,261)	(6,821)	546,551	(4,018,719)

Foreign currency exchange rate
Forwards	926,156,191	N/A	(773,395,982)	N/A	24,863,211	(26,128,928)
Options(a)	707,035,950	49	(541,440,650)	(36)	23,726,105	(5,254,698)
	1,633,192,141	49	(1,314,836,632)	(36)	48,589,316	(31,383,626)
Interest rate
Futures	7,460,412,596	25,972	(35,787,448,220)	(108,903)	28,338,206	(15,057,579)
Options(a)	5,773,957,844	180,150	(10,197,131,732)	(141,000)	25,486,221	(11,909,377)
	13,234,370,440	206,122	(45,984,579,952)	(249,903)	53,824,427	(26,966,956)
Total	$16,529,984,120	303,290	$(48,392,171,988)	(327,771)	$174,593,224	$(128,408,942)

(a) – Notional amounts for options are based on the delta-adjusted positions.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham K4D Trading Ltd. based on its average quarterly notional amounts and number of contracts for the three months ended March 31, 2017. The table also displays the fair value of derivative contracts held by Graham K4D Trading Ltd. at March 31, 2017 categorized by primary underlying risk. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$317,971,448	4,301	$(420,218,065)	(10,133)	$6,312,433	$(10,779,273)
	317,971,448	4,301	(420,218,065)	(10,133)	6,312,433	(10,779,273)

Equity price
Futures	977,178,097	9,773	(31,936,004)	(670)	7,049,492	(4,879,638)
	977,178,097	9,773	(31,936,004)	(670)	7,049,492	(4,879,638)
Foreign currency exchange rate
Forwards	808,522,734	N/A	(720,315,032)	N/A	6,286,240	(14,309,716)
Futures	54,910,157	554	(13,727,883)	(140)	36,730	(661,958)
	863,432,891	554	(734,042,915)	(140)	6,322,970	(14,971,674)

Interest rate
Futures	2,261,833,812	13,846	(3,496,791,656)	(17,915)	5,721,809	(9,604,129)
	2,261,833,812	13,846	(3,496,791,656)	(17,915)	5,721,809	(9,604,129)
Total	$4,420,416,248	28,474	$(4,682,988,640)	(28,858)	$25,406,704	$(40,234,714)

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

When multiple derivative contracts are held with the same counterparty, the Master Funds will net the contracts in an asset position with the contracts in a liability position when covered by a master netting agreement or similar arrangements, for presentation in the statements of financial condition. The table below displays the amounts at March 31, 2017 by which the fair values of both derivative assets and derivative liabilities were reduced within the Master Funds’ statements of financial condition as a result of this netting. Gross amounts below correspond to the total derivative asset and derivative liability balances categorized by primary underlying risk and product type in the preceding tables. Collateral pledged (received) for derivative assets and liabilities represent the cash amounts which are included in due from brokers on the statements of financial condition. Actual collateral pledged or received by the Master Funds may exceed these amounts.

Description	Gross Amount	Gross Amount Offset in the Statements of Financial Condition	Net Amount Presented in the Statements of Financial Condition	Collateral (Received) / Pledged	Net Amount

Graham Commodity Strategies LLC[1]
Derivative assets	$174,593,224	$(128,408,942)	$46,184,282	$-	$46,184,282
Derivative liabilities	(128,408,942)	128,408,942	-	-	-

Graham K4D Trading Ltd.[2]
Derivative assets	$25,406,704	$(25,406,704)	$-	$-	$-
Derivative liabilities	(40,234,714)	25,406,704	(14,828,010)	14,828,010	-

1 Net derivative asset amounts presented in the statement of financial condition are held with three counterparties. The Master Fund has not received any offsetting collateral from these counterparties. At March 31, 2017, additional collateral pledged in the amount of $128,209,847 was posted in support of derivative positions and is included in due from brokers on the statement of financial condition.

2 Net derivative liability amounts presented in the statement of financial condition are held with two counterparties. The Master Fund has pledged offsetting collateral to these counterparties as of March 31, 2017. At March 31, 2017, additional collateral pledged in the amount of $114,491,628 was posted in support of derivative positions and is included in due from brokers on the statement of financial condition.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the results of operations of each Master Fund for the three months ended March 31, 2017:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.

Net investment income	$120,920	$76,333

Net realized (loss) gain on investments	(21,031,676)	21,272,398
Net decrease in unrealized appreciation on investments	(5,273,949)	(25,476,053)
Brokerage commissions and fees	(4,408,320)	(223,099)
Net loss on investments	(30,713,945)	(4,426,754)
Net loss	$(30,593,025)	$(4,350,421)

The following table shows the gains and losses on all financial instruments held by the Master Funds reported in net realized gain (loss) and net increase (decrease) in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the three months ended March 31, 2017:
	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.
Commodity price
Futures	$7,100,782	$(29,744,883)
Options	(5,826,840)	-
	1,273,942	(29,744,883)
Equity price
Equities	36,000	150,750
Futures	(22,117,541)	43,830,965
Options	(6,684,558)	-
	(28,766,099)	43,981,715
Foreign currency exchange rate
Forwards	(1,484,455)	(11,299,620)
Futures	-	(1,182,042)
Options	(25,335,902)	-
	(26,820,357)	(12,481,662)
Interest rate
Futures	38,823,823	(5,958,825)
Options	(10,816,934)	-
	28,006,889	(5,958,825)
Total	$(26,305,625)	$(4,203,655)

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

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham Commodity Strategies LLC based on its average quarterly notional amounts and number of contracts for the year ended December 31, 2016. The table also displays the fair value of derivative contracts held by Graham Commodity Strategies LLC at December 31, 2016 categorized by primary underlying risk. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

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

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of the Graham K4D Trading Ltd. based on its average quarterly notional amounts and number of contracts for the year ended December 31, 2016. The table also displays the fair value of derivative contracts held by Graham K4D Trading Ltd. at December 31, 2016 categorized by primary underlying risk. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

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

1 Net derivative asset amounts presented in the statement of financial condition are held with five counterparties. The Master Fund did not receive collateral from these counterparties that may have been used to offset these derivative amounts as of December 31, 2016. At December 31, 2016, additional collateral pledged in the amount of $106,497,715 was posted in support of derivative positions and is included in due from brokers on the statement of financial condition.

2 Net derivative asset amounts presented in the statement of financial condition are held with two counterparties. The Master Fund did not receive collateral from these counterparties that may have been used to offset these derivative amounts as of December 31, 2016. At December 31, 2016, additional collateral pledged in the amount of $89,715,477 was posted in support of derivative positions and is included in due from brokers on the statement of financial condition

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

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC

GAIT invests a portion of its excess liquidity in Cash Assets, an entity for which the Manager is also the sole investment advisor. Cash Assets commenced operations on June 22, 2005, and was formed as a Delaware Limited Liability Company for the purpose of consolidating investment activity of multiple funds managed by the Manager. Its objective is to preserve capital while enhancing return on cash balances and providing daily liquidity. It invests in debt obligations guaranteed by the U.S. federal government which range in maturity from one to twenty-six months. Cash Assets also maintains cash and cash equivalents on deposit with major U.S. institutions. Cash Assets values all fixed income securities at amortized cost which approximates fair value. GAIT’s investment in Cash Assets is valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP based upon GAIT’s proportionate share of Cash Assets’ reported net asset value. GAIT records its proportionate share of Cash Assets’ investment income and expenses on a monthly basis. For the three months ended March 31, 2017 and 2016, the total amount recognized by GAIT with respect to its investment in Cash Assets was $197,825 and $177,903, respectively. These amounts are included in interest income in the statements of operations and incentive allocation. At March 31, 2017 and December 31, 2016, GAIT owned approximately 2.61% and 2.55%, respectively, of Cash Assets. The following table summarizes the financial position of Cash Assets as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Assets:
Cash and cash equivalents	$461,215,475	$613,789,536
Investments in fixed income securities (amortized cost $3,832,997,533 and $4,208,763,924, respectively)	3,832,997,533	4,208,763,924
Accrued interest receivable	8,868,329	8,117,639
Total assets	4,303,081,337	4,830,671,099
Members’ capital	$4,303,081,337	$4,830,671,099

The following table summarizes the results of operations of Cash Assets for the three months ended March 31, 2017 and 2016:

	2017	2016
Investment income
Interest income	$7,594,812	$4,682,200
Total investment income	7,594,812	4,682,200

Expenses:
Bank fee expense	14,666	23,318
Total expenses	14,666	23,318
Net investment income	7,580,146	4,658,882
Net income	$7,580,146	$4,658,882

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

The following represents the condensed schedule of investments of Cash Assets as of March 31, 2017:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (amortized cost $3,832,997,533)
United States
Government Bonds (amortized cost $3,358,070,642)
U.S. Treasury bonds 0.50% – 3.13% due 04/15/2017 – 05/15/2019	$3,350,000,000	$3,358,070,642	78.04%
Total Government Bonds		3,358,070,642	78.04%

Treasury Bills (amortized cost $474,926,891)
U.S. Treasury bill 0.00% due 04/06/2017	225,000,000	224,981,450	5.23%
U.S. Treasury bills 0.00% due 04/13/2017	250,000,000	249,945,441	5.81%
Total Treasury Bills		474,926,891	11.04%
Total United States		3,832,997,533	89.08%
Total Investments in Fixed Income Securities		$3,832,997,533	89.08%

The following represents the condensed schedule of investments of Cash Assets as of December 31, 2016:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (amortized cost $4,208,763,924)
United States
Government Bonds (amortized cost $3,533,849,051)
U.S. Treasury bonds 0.50% – 3.25% due 01/15/2017 – 04/15/2019	$3,525,000,000	$3,533,849,051	73.16%
Total Government Bonds		3,533,849,051	73.16%

Treasury Bills (amortized cost $674,914,873)
U.S. Treasury bill 0.00% due 01/12/2017	275,000,000	274,964,768	5.69%
U.S. Treasury bills 0.00% due 01/5/2017 – 01/19/2017	400,000,000	399,950,105	8.28%
Total Treasury Bills		674,914,873	13.97%
Total United States		4,208,763,924	87.13%
Total Investments in Fixed Income Securities		$4,208,763,924	87.13%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

Cash Assets reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP. The following table shows the fair value classification of each investment type held by Cash Assets as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Assets
Level 2:
Fixed income securities
Government bonds	$3,358,070,642	$3,533,849,051
Treasury bills	474,926,891	674,914,873
Total fixed income securities	3,832,997,533	4,208,763,924
Total Level 2	3,832,997,533	4,208,763,924
Total assets	$3,832,997,533	$4,208,763,924

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

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

6. Fees and Related Party Transactions

Advisory Fees

For the three months ended March 31, 2017 and 2016, each Class of GAIT other than Class M paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate equal to 1.75% of the Net Asset Value of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is effected with respect to Units of such Class during the month. The Advisory Fees paid to the Manager for the three months ended March 31, 2017 and 2016 were $556,945 and $705,897, respectively.

Sponsor Fees

For the three months ended March 31, 2017 and 2016, each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Net Asset Value specified in the table below. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee.

Class	Annual Rate

Class 0	0.75%
Class 2	2.75%

The Sponsor Fees paid to the Manager for the three months ended March 31, 2017 and 2016 were $433,209 and $530,040, respectively.

Incentive Allocation

At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced effective as of the date of any redemption of any Units of such class by multiplying the loss carryforward by the ratio that the amount of assets redeemed from such class bears to the net assets of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made. There was no Incentive Allocation for the three months ended March 31, 2017 and 2016.

Administrator’s Fee

For the three months ended March 31, 2017 and 2016, GAIT paid SEI a monthly administrator’s fee based on GAIT’s net asset value, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, incurred by GAIT were $43,269 and $27,903, respectively, of which $14,600 and $13,455 was accrued as of March 31, 2017 and December 31, 2016, respectively.

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

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing GAIT’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a more-likely-than-not threshold would be recorded as a tax expense in the current year and GAIT identifies its major tax jurisdictions as U.S. Federal and Connecticut State. The Manager has evaluated GAIT’s tax positions and has concluded that there are no significant tax positions requiring recognition, measurement or disclosure in the financial statements for open tax years 2014 through 2016 or expected to be taken in GAIT’s 2017 tax returns. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination.

8. Financial Highlights

The following is the per Unit operating performance calculation for the three months ended March 31, 2017 and 2016:

	Class 0	Class 2
Per unit operating performance
Net asset value per unit, December 31, 2015	$147.34	$109.91
Net loss:
Net investment loss	(0.84)	(1.18)
Net loss on investments	(2.78)	(2.05)
Net loss	(3.62)	(3.23)
Net asset value per unit, March 31, 2016	$143.72	$106.68

Net asset value per unit, December 31, 2016	$146.92	$107.43
Net loss:
Net investment loss	(0.84)	(1.13)
Net loss on investments	(1.73)	(1.27)
Net loss	(2.57)	(2.40)
Net asset value per unit, March 31, 2017	$144.35	$105.03

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

8. Financial Highlights (continued)

The following represents ratios to average members’ capital, excluding the Managing Member, and total return for the three months ended March 31, 2017 and 2016:

	Class 0		Class 2
	2017	2016	2017	2016

Total return before Incentive Allocation	(1.75)%	(2.46)%	(2.23)%	(2.94)%
Incentive Allocation	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	(1.75)%	(2.46)%	(2.23)%	(2.94)%

Net investment loss before Incentive Allocation	(0.58)%	(0.57)%	(1.07)%	(1.07)%
Incentive Allocation	0.00	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(0.58)%	(0.57)%	(1.07)%	(1.07)%

Total expenses before Incentive Allocation	0.73%	0.68%	1.22%	1.18%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	0.73%	0.68%	1.22%	1.18%

Total return is calculated for Class 0 and Class 2 units taken as a whole. Total return is calculated as the change in total members’ capital, excluding that of the Managing Member, adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for the Class 0 and Class 2 units taken as a whole and include amounts from GAIT and net investment loss and expenses allocated from Master Funds and investment income from Cash Assets. The computation of such ratios is based on the amount of net investment loss, total expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of members’ capital of GAIT, excluding that of the Managing Member, for the three months ended March 31, 2017 and 2016, and are not annualized.

9. Subsequent Events

GAIT had subscriptions of approximately $0.5 million and redemptions of approximately $3.2 million from April 1, 2017 through May 15, 2017, the date through which subsequent events were evaluated by management. These amounts have not been included in the financial statements.

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements within this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements. Forward-looking statements are those that do not relate solely to historical facts. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. You can identify these statements by the use of words such as “may,” “will,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “continue,” “further,” “seek,” “plan,” or “project” and variations of these words or comparable words or phrases of similar meaning. These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected, including the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2016 under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We undertake no obligation to update publicly or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

(a)	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our annual consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2016 included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 30, 2017. This discussion should also be read in conjunction with “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis. For the purposes of this filing beginning with Item 2, the term “Fund” shall include the Blended Strategies Portfolio of GAIF II, GAIT, and the Master Funds in which they invest, unless the context implies otherwise. The Fund does not engage in the sale of goods or services. The Fund’s capital consists of capital contributions of the members, as increased or decreased by gains and losses from its investments in the Master Funds, interest, expenses and redemptions. Its only assets are its investments in the Master Funds. The Master Funds do not engage in the sale of goods or services. Their assets are comprised of the equity in their accounts with clearing brokers and OTC counterparties, in each case consisting of cash, open trade equity on derivatives and the net option premium paid or received. In the case of Graham Cash Assets LLC (“Cash Assets”), the assets consist of investments in debt obligations guaranteed by the U.S. federal government, as well as cash and cash equivalents.

For the three months ended March 31, 2017, the Blended Strategies Portfolio’s net asset value decreased by $8,135,771 or -12.8% over the corresponding period of the preceding year. The net decrease in the Blended Strategies Portfolio was attributable to total subscriptions of $309,000 or 0.5% offset by redemptions totaling $7,200,473 or -11.3% and a net loss of $1,244,298 or -2.0%, for the period.

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

Index
2017 Summary

Three Months Ended March 31, 2017

For the three months ended March 31, 2017, the Blended Strategies Portfolio experienced net trading losses of $748,306. The trading results are attributable to the following sectors:

Agriculture / Softs	$761,847
Base metals	(19,133)
Energy	(1,760,621)
Equities	869,348
Foreign exchange	(182,327)
Long term / Intermediate rates	(609,237)
Precious metals	(1,028,755)
Short term rates	1,220,572
$(748,306)

The Blended Strategies Portfolio recorded a net loss for the first quarter of 2017. In commodities, losses from positions in the energy complex, coffee, and gold more than offset gains from positions in base metals and grains. Trading in currencies also resulted in losses in the foreign exchange sector, particularly from trading the U.S. dollar versus the Japanese yen and Canadian dollar. In fixed income futures, positions in the U.S. and Europe resulted in gains for the portfolio. Positions in equity index futures, most notably in the U.S. and Europe, resulted in profits in the equities sector that further offset a portion of the portfolio’s overall loss during the quarter.

Advisory, Sponsor, and Administrator’s Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the three months ended March 31, 2017, Advisory Fees decreased by $82,701 or -24.8%, Sponsor Fees decreased by $50,281 or -21.2%, and Administrator’s Fees decreased by $6,937 or -26.5% in the Fund over the corresponding period of the preceding year. These decreases are all attributable to lower net assets of the portfolio resulting from redemptions and a net loss partially offset by subscriptions for the period. During the same period, interest income increased by $9,433 or 11.3%. Interest was earned on free cash at an average annualized yield of 0.68% for the three months ended March 31, 2017 compared to 0.30% for the same period in 2016.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the three months ended March 31, 2017 and 2016 the portfolio has not yet recovered previous losses. As a result, there was no Incentive Allocation for those periods.

The following table illustrates the sector distribution of the Fund’s investments in Master Funds as of March 31, 2017 based on the fair value of the underlying assets and liabilities in each Master Fund including both long and short positions. Positive percentages represent net assets whereas negative percentages represent a net liability.

Agriculture / Softs	5.8%
Base metals	3.6%
Energy	10.3%
Equities	(4.9)%
Foreign exchange	47.9%
Long term / Intermediate rates	17.6%
Precious metals	2.2%
Short term rates	17.5%
100.0%

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

Blended Strategies Portfolio
March 31, 2017	12.09%
December 31, 2016	11.88%
March 31, 2016	10.08%

Other than any potential market-imposed limitations on liquidity, the Fund’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Fund’s futures trading. Through March 31, 2017, the Fund experienced no meaningful periods of illiquidity in any of the markets traded by the Manager on behalf of the Fund.

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

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a more-likely-than-not threshold would be recorded as a tax expense in the current year and the Fund identifies its major tax jurisdictions as U.S. Federal and Connecticut State. The Manager has evaluated the Fund’s tax positions and has concluded that there are no significant tax positions requiring recognition, measurement or disclosure in the financial statements for open tax years 2014 through 2016 or expected to be taken in the Fund’s 2017 tax returns. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination.

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

Based on their evaluation as of March 31, 2017, the Manager, along with the Manager’s principal executive officer and principal financial officer, has concluded that the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

Changes in Internal Control Over Financial Reporting

There were no changes to the Fund’s internal control over financial reporting during the first quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Index
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in our 2016 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2017, the Fund issued 2,144.439 Units in exchange for $309,000 with respect to the Blended Strategies Portfolio, in each case in a transaction that was not registered under the Securities Act of 1933, as amended (the “Act”). The Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Act and Rule 506 of Regulation D promulgated thereunder. All purchasers of the Units were accredited investors, as that term is defined under Rule 501 of Regulation D.

The following chart sets forth the purchases of Units of the Fund during each month of the quarter covered by this report.

Period (as of)	Blended Strategies Portfolio Total Number of Units Issued
January 2017	0.000
February 2017	1,082.707
March 2017	1,061.732

Issuer Purchases of Units

Date	(a) Total Number of Units Purchased[1]	(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2017	46,688.455	141.41	N/A	N/A
February 1 - February 28, 2017	2,733.196	122.93	N/A	N/A
March 1 - March 31, 2017	2,024.183	129.54	N/A	N/A
TOTAL	51,445.834	139.96	N/A	N/A

1 Represents number of Units redeemed by Members of the Fund in accordance with the LLC Agreement.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Mine Safety Disclosures – None

Item 5.	Other Information – None

Index
Item 6. Exhibits

** 3.1	Certificate of Formation of Graham Alternative Investment Fund II LLC
* 3.2	Amendment to Certificate of Formation of Graham Alternative Investment Fund II LLC
* 4.1	Amended and Restated Limited Liability Company Agreement of Graham Alternative Investment Fund II LLC
*** 31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of Principal Executive Officer)
*** 31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer)
*** 32.1	Section 1350 Certification (Certification of Principal Executive Officer and Chief Financial Officer)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated by reference to the Fund’s Form 8-K previously filed on April 11, 2013

**	Incorporated by reference to the Fund’s Form 10 previously filed on April 30, 2010

***	Filed herewith

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2017		GRAHAM ALTERNATIVE INVESTMENT FUND II LLC
BLENDED STRATEGIES PORTFOLIO

		By:	GRAHAM CAPITAL MANAGEMENT, L.P.
its Manager

	By:	/s/ Paul Sedlack
Paul Sedlack, Principal Executive Officer

	By:	/s/ Brian Douglas
Brian Douglas, Chief Financial Officer