Form 10-K
period 2017-12-31
GRAHAM ALTERNATIVE INVESTMENT FUND II LLC
filed 2018-03-29
CIK 1461237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to_________
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated file, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☑	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐       No ☑

Units of the Blended Strategies Portfolio with an aggregate value of $50,086,394 were outstanding and held by non-affiliates as of June 30, 2017.

As of March 1, 2018, 295,989.773 Units of the Blended Strategies Portfolio were outstanding.

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

As of February 28, 2017, the aggregate Net Asset Value (as defined below under “Allocation of Profit and Loss”) of the Units in GAIF II was $55,766,823. GAIF II operates on a calendar fiscal year.

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

The Manager was organized in May 1994 as a Delaware limited partnership. The general partner of the Manager is KGT, Inc., a Delaware corporation of which Kenneth G. Tropin is the sole director and sole shareholder.  KGT, Inc. became a listed Principal of the Manager effective July 27, 1994. The Manager has been registered as a CPO and CTA under the Commodity Exchange Act (“CEA”) and has been a member of the NFA since July 27, 1994 and has been registered as an investment adviser with the Securities and Exchange Commission since March 20, 2012.  As of March 1, 2018, the Manager has approximately 201 personnel and manages assets of over $13 billion.   The Manager’s principal office is located at 40 Highland Avenue, Rowayton, Connecticut 06853 and its telephone number is (203) 899-3400. The Manager’s advisory services may in part be performed out of its branch office in West Palm Beach, Florida and the office of the Manager’s London affiliate, Graham Capital LLP.

(iii)	The Trading Program

The Fund offers two separate portfolios, each representing a different investment program:  the Blended Strategies Portfolio and the Systematic Strategies Portfolio. The Manager strives to combine various trading strategies within each portfolio in order to diversify the investment exposure of each portfolio and reduce its dependence on any single trading strategy.  The Manager also seeks trading strategies that have low correlation to each other in an effort to make the performance returns of each portfolio, so far as is practicable, less volatile and more consistently profitable.  The Manager’s Investment Committee, which is comprised of Kenneth G. Tropin, Pablo Calderini, Paul Sedlack, Robert E. Murray, Brian Douglas, Barry S. Fox, James A. Madeiros, William Pertusi, Thomas P. Schneider, Timothy Sperry, and Isaac Finkle, makes decisions with respect to the selection of strategies traded on behalf of the Fund.

Biographical information regarding the members of the Investment Committee is set forth below.

Kenneth G. Tropin, 64, is the Chairman and the founder of the Manager.  In May 1994, he founded the Manager and became an Associated Person and Principal effective July 27, 1994.  Mr. Tropin developed the firm's original trading programs and is responsible for the overall management of the organization, including the investment of its proprietary trading capital.

Pablo Calderini, 53, is the President and Chief Investment Officer of the Manager and, among other things, is responsible for the management and oversight of the discretionary and systematic trading businesses at the Manager.  He joined the Manager in August 2010 and became an Associated Person and Principal of the Manager effective August 13, 2010.  Mr. Calderini received a B.A. in Economics from Universidad Nacional de Rosario in 1987 and a Masters in Economics from Universidad del Cema in 1988, each in Argentina.

Paul Sedlack, 57, is Vice Chairman, Chief Operating Officer and the General Counsel of the Manager.  He joined the Manager in June 1998 and became an Associated Person of the Manager effective November 20, 1998 and a Principal on August 21, 1998.  He oversees the operation of the finance and administration departments and is also responsible for all legal and compliance matters.  Mr. Sedlack received a J.D. from Cornell Law School in 1986 and an M.B.A. in Finance in 1983 and B.S. in Engineering in 1982 from State University of New York at Buffalo.

Robert E. Murray, 57, is the Chief Executive Officer of the Manager and is responsible for the management and oversight of risk management, quantitative trading, investor relations and technology at the Manager.  He joined the Manager in June 2003 and became an Associated Person and Principal of the Manager effective June 27, 2003.  Mr. Murray received a Bachelor’s Degree in Business with a Finance concentration from Geneseo State University in 1983.

Brian Douglas, 44, C.P.A., is the Chief Financial Officer of the Manager.  He became an Associated Person of the Manager effective February 1, 2013 and a Principal on April 1, 2013.   In July 2004, he joined the Manager as Manager of Financial Reporting and became Director of Financial Reporting in April 2008.  Mr. Douglas received a B.A. in accounting from Western Connecticut State University in May 1996.

Barry S. Fox, 54, is Director of Quantitative Research Operations of the Manager.  He became an Associated Person of the Manager effective November 10, 2000 and a Principal on November 15, 2007.  Mr. Fox joined the Manager in August 2000.  Mr. Fox received a B.S. in Business Administration from State University of New York at Buffalo in 1986.

James A. Medeiros, 44, is a Senior Managing Director of the Manager responsible for the firm’s Investor Relations group. He joined the Manager in July 2009 and became an Associated Person of the Manager effective July 21, 2009 and a Principal on February 7, 2013. Mr. Medeiros received a Bachelor of Science from the Edmund A. Walsh School of Foreign Service at Georgetown University in 1996, and received an M.B.A. from the Wharton School at the University of Pennsylvania in 2003.

William Pertusi, 57, is the Chief Risk Officer of the Manager, responsible for identifying, monitoring and acting upon financial risks relative to financial returns in the Manager’s diverse trading strategies.  He became an Associated Person of the Manager effective July 24, 2006 and a Principal on November 28, 2006.    Mr. Pertusi received a B.S. in Electrical Engineering from Lehigh University in 1983, an M.B.A. from Harvard in 1987, and an M.S. in Mathematics from Fairfield University in 2006.

Thomas P. Schneider, 55, is an Executive Vice President, and the Chief Trader of the Manager.  He joined the Manager in June 1994 and became an Associated Person of the Manager effective September 12, 1994 and a Principal on November 30, 1995.  He is responsible for managing the Manager’s quantitative futures and foreign exchange trade execution, including all of its core and short term quantitative trading strategies, and developing and maintaining relationships with independent executing brokers and futures commission merchants (“FCMs”).  Mr. Schneider graduated from the University of Notre Dame in 1983 with a B.B.A. in Finance and received an Executive M.B.A. from the University of Texas at Austin in 1997.

Tim Sperry, 50, is Executive Director and Chief Compliance Officer of the Manager. He joined the Manager in June 2004. He became an Associated Person of the Manager effective October 9, 2012 and a Principal on October 10, 2012. As Chief Compliance Officer, he oversees compliance and regulatory matters related to the firm’s business. Mr. Sperry received a J.D. from New England School of Law in May 1998 and a B.A. in Political Science in 1989 from Boston University.

Isaac Finkle, 65, is Chief Legal Officer of the Manager. He joined the Manager in May 2003 and became an Associated Person of the Manager effective April 16, 2004 and a Principal on June 5, 2007. Mr. Finkle received a J.D. from New York University School of Law in 1985, a Ph.D. from the University of Pennsylvania in 1998 specializing in sociological theory, and a B.A. with honors in philosophy from Haverford College in 1973.

The discretionary traders for any discretionary investment strategy selected to trade on behalf of the Fund make the trading decisions for that discretionary strategy.  The Manager has developed sophisticated proprietary software to study optimal portfolio weighting strategies and the effect of specific markets on the performance, risk, correlation and volatility characteristics of each of its trading strategies.  As a result, the weighting or leverage that a trading strategy uses in each market may change to address changes in market conditions.   With such software, the Manager devotes considerable attention to risk management at the portfolio level in an effort to ensure balance between markets and that the overall leverage used by each portfolio is consistent with the Manager’s overall views on risk.  The Manager’s objective in forming the investment program of each portfolio is to provide the portfolio with significant potential for capital appreciation in both rising and falling markets and during expanding or recessionary economic cycles.  Currently, 50% of the assets of the Blended Strategies Portfolio are allocated to trading the Manager’s Discretionary Trading Program and 50% of the assets are allocated to trading to the Manager’s K4D-15V Program, but the Manager may alter these allocations at any time within its sole discretion.  Currently, 100% of the assets of the Systematic Strategies Portfolio are allocated to the Manager’s K4D-15V Program, but the Manager may over time add other quantitative trading programs to the Systematic Strategies Program.

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

Pursuant to the Company Agreement, each Class of the Blended Strategies Portfolio and Systematic Strategies Portfolio of the Fund paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate equal to 1.75% of the Net Asset Value of such Class for the period from January 1, 2016 through June 30, 2017. Pursuant to the amended Company Agreement, each Class of the Blended Strategies Portfolio and Systematic Strategies Portfolio of the Fund pays the Manager an advisory fee at an aggregate annual rate equal to 1.50% of the Net Asset Value of such Class commencing on July 1, 2017 through December 31, 2017.  For purposes of calculating the Advisory Fee, the Net Asset Value of each Class equals the total fair market value of the assets of the Fund attributable to that Class less the liabilities of the Fund attributable to that Class.  Profits and losses are allocated among the Classes in proportion to their respective Net Asset Values (before accrual of the Sponsor Fee and the Incentive Allocation set forth below).  The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month (before giving effect to any redemptions as of the last business day of the month and subscriptions as of the beginning of the next business day, and before deduction or accrual of fees payable to the Manager and the Incentive Allocation).  A portion of the Advisory Fee may be paid to third parties as compensation for offering or selling activities in connection with the Fund.  If the Company Agreement is terminated as of a date other than the last business day of a month, the Advisory Fee will be prorated through the termination date.

(ii)	Sponsor Fee

Each Class 0 and Class 2 of the Fund pays the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of its net Asset Value specified in the table below. The Sponsor Fee, in each case payable monthly in arrears, determined in the same manner as the Advisory Fee.

Period	Class 0	Class 2

For the period from January 1, 2016 through March 31, 2017	0.75%	2.75%
For the period from April 1, 2017 through June 30, 2017	0.75%	1.50%
For the period from July 1, 2017 through December 31, 2017	0.50%	1.25%

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

Regulation

The Manager has been registered as a CPO and CTA under the CEA, and as an investment adviser with the Securities and Exchange Commission, and has been a member of the NFA since July 27, 1994. GAIF I is regulated as a commodity pool by the CFTC and NFA.

The CFTC may suspend a CPO’s or CTA’s registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations.  In the event that the registration of the Manager were terminated or suspended, the Manager would be unable to continue to manage the business of the Fund.  Should the Manager’s registration be suspended, termination of GAIF I might result. In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long or net short positions that any person may hold or control in particular commodities.  Most exchanges also limit the changes in futures contract prices that may occur during a single trading day.

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

The Fund Is Subject to Speculative Position Limits, Which May Limit the Fund’s Ability to Generate Profits or Result in Losses. The CFTC and various exchanges impose speculative position limits on the number of futures positions a person or group may hold or control in particular futures. Most physical delivery and many financial futures and option contracts are subject to speculative position limits. The CFTC has established position limits with respect to contracts for corn, oats, wheat, soybeans, soybean oil, soybean meal, and cotton. In other markets, the relevant exchanges are required to determine whether and to what extent limits should apply. For purposes of complying with speculative position limits, the Fund’s outright futures positions will be required to be aggregated with any futures positions owned or controlled by the Manager or any principal of the Manager. Similar types of limits apply to trading on EU commodity exchanges as a result of EU regulations that came into effect in 2018, albeit in a manner somewhat different to the manner in which limits apply on US commodity exchanges. As a result, the Fund may be unable to take positions in particular futures or may be forced to liquidate positions in particular futures, which could limit the ability of the Fund to earn profits or cause it to experience losses.

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

There is no Secondary Market for the Units, Therefore Investors Should Consider Their Investment in the Fund to be Illiquid.  It is not anticipated that an active secondary market will develop in the Units. Units are not registered on any exchange, so there is no active secondary market, nor are Units being registered so as to permit a public offering under the securities laws of any jurisdiction. The Units will not be transferable without the consent of the Manager (which may be granted on such terms as it determines or withheld). Moreover, there are limitations on the ability of an investor to require the Fund to redeem Units. Consequently, the Units will be illiquid investments.

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

With respect to the discretionary strategies traded for the Fund, all of the Manager’s trading is currently conducted through one or more master funds. This structure eliminates the need for trade allocation procedures, which would otherwise be the case if trading for each strategy was conducted for multiple accounts. The Manager closely reviews the capacity levels of each master fund traded for the Fund to ensure that all funds that utilize discretionary trading strategies can invest in the master funds at the levels designated by the Investment Committee. To date, the master funds have not experienced capacity limits that would impact the operation of the funds that invest in them; however, no assurance can be given that in the future one or more master funds will not experience capacity limits, which would require the Manager to limit the participation of one or more funds in the affected master funds.

With respect to the Manager’s systematic trading programs for those accounts that participate in a trade allocation process, the Manager utilizes a Monte Carlo methodology for split fill allocation whereby a large number of hypothetical allocation scenarios are modeled and the scenario with the lowest variance among accounts is systematically selected and utilized for the allocation across applicable accounts. This allocation methodology is designed to satisfy regulatory requirements of objectivity and fairness such that no account or group of accounts receives consistently favorable or unfavorable treatment over time. Allocations made according to this methodology will be deemed equitable even though under certain market conditions the allocation on an individual trade may be more favorable to some accounts than others. In addition, the Manager’s execution of trades is subject to a randomization process that is intended to ensure that no account (whether utilizing separate orders or participating in block orders) receives consistently favorable or unfavorable treatment over any other account. With this randomization process, the order or timing of execution of any trade for any account cannot be determined or predicted in advance.

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

Other investment funds and managed accounts structured to meet the needs of various U.S. and non-U.S. investors, including various proprietary accounts of the Manager, also may invest in each master fund, including Cash Assets. The units of such investors in any master fund may be in conflict in a number of respects, including, without limitation, as to the tax consequences and capital utilization with regard to any master fund’s transactions. For example, each master fund’s transactions may provide investors subject to U.S. income taxation with different after-tax returns than those of non-U.S. and tax-exempt investors. Also, each master fund may borrow to increase the efficiency of its capital utilization, but in so doing may incur borrowing charges at a rate that exceeds the rate at which the Fund earns interest income on its available cash. Such borrowing, with its attendant additional cost, serves to stabilize the master funds’ financing arrangements and offers various other advantages to their investors. At the same time, such borrowing may disproportionately benefit more leveraged investors in the master funds (including proprietary accounts of the Manager) over less leveraged investors (potentially including the Fund). Investors in the Fund may have conflicting investment, tax, or other interests with respect to their investment. The conflicting interests of individual investors may relate to or arise from, among other things, the nature of investments made by the Fund, the structuring of the acquisition of such investments, or the timing of disposition of investments. In such circumstances, the Manager will consider the investment and other objectives of the Fund and its investors as a whole, and not the investment or other objectives of any investor individually.

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

As of March 1, 2018, there were 125 holders of Class 0 Units and 209 holders of Class 2 Units of the Blended Strategies Portfolio.

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

For the three months ended December 31, 2017, the Fund issued 1,464.549 Units in exchange for $150,000 with respect to the Blended Strategies Portfolio, in each case in a transaction that was not registered under the Securities Act.  The Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder.

The following chart sets forth the purchases of Units of the Fund.

Month beginning:	Blended Strategies Portfolio Class 0 Number of Units Purchased	Price of Blended Strategies Portfolio Class 0 Units Purchased	Blended Strategies Portfolio Class 2 Number of Units Purchased	Price of Blended Strategies Portfolio Class 2 Units Purchased
October 1, 2017	0.000	$138.81	0.000	$100.61
November 1, 2017	0.000	$140.33	0.000	$101.65
December 1, 2017	0.000	$141.90	1,464.549	$102.42

Item 6:	SELECTED FINANCIAL DATA

No disclosure is required hereunder as the Fund is a “smaller reporting company,” as defined in Item 10(f)(1) of Regulation S-K.

Item 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the year ended December 31, 2017, the Blended Strategies Portfolio’s net asset value decreased by $26,317,775 or -41.5%. This decrease in net assets was attributable to total subscriptions of $599,000 or 0.9% offset by redemptions totaling $24,170,184 or -38.1% and a net loss of $2,746,591 or -4.3%, for the year.

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

Blended Strategies Portfolio

2017 Summary

For the year ended December 31, 2017, the Blended Strategies Portfolio experienced trading losses of $1,335,469 attributable to the following sectors:

Agriculture / Softs	$(957,515)
Base Metals	148,687
Energy	(1,374,197)
Equities	3,424,368
Foreign Exchange	(522,218)
Long Term / Intermediate Rates	(1,825,549)
Precious Metals	(372,792)
Short Term Rates	143,747
$(1,335,469)

The Blended Strategies Portfolio recorded a net trading loss in 2017. The losses resulted primarily from positions in fixed income futures, primarily on the long end of the yield curve in the U.S. Losses also resulted from positions in commodities, most notably in energy and agricultural commodities, as well as from positions in currencies. The portfolio recorded gains from long positions in global equity indices, which offset a portion of the overall losses during the year.

Advisory and Sponsor Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the year ended December 31, 2017, Advisory Fees decreased by $380,989 or -31.6%, Sponsor Fees decreased by $392,115 or -44.8%, and Administrator’s Fees decreased by $23,063 or -25.7% in the Blended Strategies Portfolio over the corresponding period of the preceding year. These decreases are all attributable to lower net assets of the portfolio during the year resulting from redemptions and a net loss for the year which was partially offset by subscriptions. The decrease in Sponsor Fees is also attributable to a reduction of the Class 2 Sponsor Fee rate from 2.75% in 2016 and the first quarter of 2017 to 1.50% in the second quarter of 2017 and from 1.50% to 1.25% in the third quarter of 2017. The decrease in Sponsor Fees is also attributable to a reduction of the Class 0 Sponsor Fee rate from 0.75% in 2016 and the first half of 2017 to 0.50% in the second quarter of 2017. The decrease in Advisory Fees is also attributable to a reduction of the Advisory Fee rate from 1.75% in 2016 to 1.50% in the third quarter of 2017. During the year ended December 31, 2017, interest income increased by $103,955 or 32.6%. Interest was earned on free cash at an average annualized yield of 0.87% for the year ended December 31, 2017 compared to 0.54% for the year ended December 31, 2016.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the years ended December 31, 2017 and 2016, the portfolio had not yet recovered previous losses. As a result there was no Incentive Allocation for those periods.

The following table illustrates the sector distribution of the Blended Strategies Portfolio’s investments in Master Funds as of December 31, 2017 based on the fair value of the underlying assets and liabilities in each master fund including both long and short positions.  Positive percentages represent net assets whereas negative percentages represent net liabilities.

Agriculture / Softs	6.0%
Base Metals	14.8%
Energy	29.6%
Equities	11.9%
Foreign Exchange	22.1%
Long Term / Intermediate Rates	11.8%
Precious Metals	2.1%
Short Term Rates	1.7%
100.0%

2016 Summary

For the year ended December 31, 2016, the Blended Strategies Portfolio experienced trading gains of $1,538,420 attributable to the following sectors:

Agriculture / Softs	$898,302
Base Metals	(2,109,022)
Energy	(680,882)
Equities	(914,753)
Foreign Exchange	1,308,461
Long Term / Intermediate Rates	1,709,518
Precious Metals	664,404
Short Term Rates	662,392
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

A portion of the assets of each portfolio is generally held as cash or cash equivalents, which are used to margin the Fund’s investments.  It is expected that the average margin the Fund will be required to post to support the Fund’s trading may range between 10% and 30% of the total assets of each portfolio, which will be segregated or secured by the futures brokers in accordance with the CEA and with CFTC regulations or be maintained on deposit with over-the-counter counterparties.  In exceptional market conditions, this amount could increase.  The master funds are subject to margin calls on a constant daily and intra-day basis, whether in connection with initiating new investment positions or as a result of changes in the value of current investment positions.  These margin requirements are met through the posting of additional margin with the applicable futures broker or FX clearing broker, on an almost daily basis.  The Manager generally expresses its margin requirements for the portfolios in terms of the aggregate of the margin requirements for the underlying strategies plus the net option premium costs for the underlying strategies.  For the years ended December 31, 2017 and December 31, 2016, the margin requirements for the Blended Strategies Portfolio were 9.63% and 11.88%, respectively.

Other than any potential market-imposed limitations on liquidity, the Fund’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Fund’s futures trading.  Through December 31, 2017, the Fund experienced no meaningful periods of illiquidity in any of the markets traded by the Manager on behalf of the Fund.

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
Years ended December 31, 2017 and 2016
with Report of Independent Registered Public Accounting Firm

GRAHAM ALTERNATIVE INVESTMENT FUND II LLC
BLENDED STRATEGIES PORTFOLIO

40 Highland Avenue
Rowayton, CT 06853

The undersigned affirms, on behalf of Graham Alternative Investment Fund II LLC Blended Strategies Portfolio, that to the best of his knowledge and belief, the information contained in the attached audited consolidated financial statements of Graham Alternative Investment Fund II LLC Blended Strategies Portfolio for the years ended December 31, 2017 and 2016 is accurate and complete.

By:	Graham Capital Management, L.P., as
Sole Manager

By:
Brian Douglas
Chief Financial Officer
March 29, 2018

Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

Financial Statements – Graham Alternative Investment Trading LLC

Report of Independent Registered Public Accounting Firm

To the Members and Manager of
Blended Strategies Portfolio

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Blended Strategies Portfolio (the “Portfolio”) (one of the series constituting Graham Alternative Investment Fund II LLC (the “Fund”)) as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in members’ capital and cash flows for each of the two years in the period then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Blended Strategies Portfolio (one of the series constituting Graham Alternative Investment Fund II LLC) at December 31, 2017 and 2016, the results of their operations, changes in their members’ capital and their cash flows for each of the two years in the period then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the Portfolio’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Fund is not required to have, nor were we engaged to perform, an audit of the Fund’s internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the auditor of Blended Strategies Portfolio (one of the series constituting Graham Alternative Investment Fund II LLC) since 2006.

Stamford, CT

March 29, 2018

Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Consolidated Statements of Financial Condition

	December 31,
	2017	2016

Assets
Investment in Graham Alternative Investment Trading LLC, at fair value	$37,181,465	$63,499,240
Redemption receivable from Graham Alternative Investment Trading LLC	102,320	362,556
Total assets	$37,283,785	$63,861,796

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$102,320	$362,556
Total liabilities	102,320	362,556

Members’ capital:
Class 0 Units (164,393.539 and 319,296.990 units issued and outstanding at $140.90 and $146.92, respectively)	23,163,675	46,912,306
Class 2 Units (137,512.329 and 154,401.114 units issued and outstanding at $101.94 and $107.43, respectively)	14,017,790	16,586,934
Total members’ capital	37,181,465	63,499,240
Total liabilities and members’ capital	$37,283,785	$63,861,796

See accompanying notes and attached financial statements of Graham Alternative Investment Trading LLC.

Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Consolidated Statements of Operations

	Years ended December 31,
	2017	2016
Net (loss) gain allocated from investment in Graham Alternative Investment Trading LLC
Net realized (loss) gain on investments	$(1,468,965)	$786,776
Net increase in unrealized appreciation on investments	133,496	751,644
Brokerage commissions and fees	(294,788)	(406,326)
Net (loss) gain allocated from investment in Graham Alternative Investment Trading LLC	(1,630,257)	1,132,094

Net investment loss allocated from investment in Graham Alternative Investment Trading LLC
Investment income
Interest income	423,007	319,052

Expenses
Advisory fees	823,044	1,204,033
Sponsor fees	482,788	874,903
Professional fees and other	166,807	178,006
Administrator’s fees	66,702	89,765
Incentive allocation	-	-
Total expenses	1,539,341	2,346,707
Net investment loss allocated from investment in Graham Alternative Investment Trading LLC	(1,116,334)	(2,027,655)
Net loss	$(2,746,591)	$(895,561)

See accompanying notes and attached financial statements of Graham Alternative Investment Trading LLC.

Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Consolidated Statements of Changes in Members’ Capital

Years ended December 31, 2017 and 2016

	Class 0 Units		Class 2 Units
	Units	Capital	Units	Capital	Total Members’ Capital

Members’ capital, December 31, 2015	390,743.099	$57,571,360	171,170.918	$18,813,967	$76,385,327
Subscriptions	56,081.486	7,815,000	5,700.388	611,500	8,426,500
Redemptions	(127,527.595)	(18,057,875)	(22,470.192)	(2,359,151)	(20,417,026)
Net loss	–	(416,179)	–	(479,382)	(895,561)
Members’ capital, December 31, 2016	319,296.990	46,912,306	154,401.114	16,586,934	63,499,240
Subscriptions	2,144.439	309,000	2,818.715	290,000	599,000
Redemptions	(157,047.890)	(22,152,384)	(19,707.500)	(2,017,800)	(24,170,184)
Net loss	–	(1,905,247)	–	(841,344)	(2,746,591)
Members’ capital, December 31, 2017	164,393.539	$23,163,675	137,512.329	$14,017,790	$37,181,465

See accompanying notes and attached financial statements of Graham Alternative Investment Trading LLC.

Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Consolidated Statements of Cash Flows

	Years ended December 31,
	2017	2016
Cash flows provided by operating activities
Net loss	$(2,746,591)	$(895,561)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net loss allocated from investment in Graham Alternative Investment Trading LLC	2,746,591	895,561
Proceeds from sale of investments in Graham Alternative Investment Trading LLC	24,430,420	21,147,016
Investments in Graham Alternative Investment Trading LLC	(599,000)	(8,426,500)
Net cash provided by operating activities	23,831,420	12,720,516

Cash flows used in financing activities
Subscriptions	599,000	8,426,500
Redemptions	(24,430,420)	(21,147,016)
Net cash used in financing activities	(23,831,420)	(12,720,516)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of year	–	–
Cash and cash equivalents, end of year	$–	$–

See accompanying notes and attached financial statements of Graham Alternative Investment Trading LLC.

Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Notes to Consolidated Financial Statements

December 31, 2017
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

At December 31, 2017 and 2016, the Fund owned 46.14% and 46.15%, respectively of GAIT.

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

The Fund’s investment in GAIT has been valued at net asset value using the practical expedient. Accordingly under U.S. GAAP, this investment is excluded from categorization in the fair value hierarchy. There were no Level 3 assets or liabilities held at any point during the years ended December 31, 2017 and 2016 by the Fund, GAIT, the Master Funds or Cash Assets and there were no transfers between levels during those periods. Transfers between levels, if any, are recognized as of the beginning of the year.

Indemnifications

In the normal course of business, the Master Funds, GAIT, Cash Assets, and the Fund enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. The Fund’s maximum exposure under these arrangements is unknown; however, the Fund has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At December 31, 2017 and 2016, no accruals have been recorded by the Fund for indemnifications.

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

Redemption Fees

Class 0 Units are not subject to a redemption fee. For the period from January 1, 2016 to March 31, 2017, Class 2 Units were subject to a redemption fee equal to 2% of their Net Asset Value if redeemed within six months from their subscription date and a redemption fee equal to 1% of their Net Asset Value if redeemed more than six and less than twelve months from their subscription date. Effective April 1, 2017, Class 2 Units are subject to a redemption fee equal to 0.75% of their Net Asset Value if redeemed within six months from their subscription date and a redemption fee equal to 0.40% of their Net Asset Value if redeemed more than six and less than twelve months from their subscription date. Effective July 1, 2017, Class 2 Units are no longer subject to a redemption fee. Redemption fees are payable to the Manager upon redemption of Units from the proceeds of such redemption. Redemption fees of $0 and $500 were paid to the Manager for the years ended December 31, 2017 and 2016, respectively.

4. Fees and Related Party Transactions

Advisory Fees

Each Class of GAIT other than Class M paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate of the Net Asset Value of such Class specified for the periods in the table below. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is effected with respect to Units of such Class during the month. For the years ended December 31, 2017 and 2016, the Advisory Fees allocated to the Fund by each Class of GAIT totaled $823,044 and $1,204,033, respectively.

Period	Annual Rate

For the period from January 1, 2016 through June 30, 2017	1.75%
For the period from July 1, 2017 through December 31, 2017	1.50%

Sponsor Fees

Each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Net Asset Value specified in the table below. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee. For the years ended December 31, 2017 and 2016, the Sponsor Fees allocated to the Fund by each Class of GAIT totaled $482,788 and $874,903, respectively.

Period	Class 0	Class 2

For the period from January 1, 2016 through March 31, 2017	0.75%	2.75%
For the period from April 1, 2017 through June 30, 2017	0.75%	1.50%
For the period from July 1, 2017 through December 31, 2017	0.50%	1.25%

Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Notes to Consolidated Financial Statements (continued)

4. Fees and Related Party Transactions (continued)

Incentive Allocation

At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class of GAIT, as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced, effective as of the date of any redemption of any Units of such class, by multiplying the loss carryforward by the ratio that the amount of assets redeemed from such class bears to the net assets of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made to the Manager. There was no Incentive Allocation allocated to the Fund by GAIT for years ended December 31, 2017 and 2016.

Administrator’s Fee

For years ended December 31, 2017 and 2016, GAIT paid SEI a monthly administrator’s fee based on GAIT’s net asset value, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, allocated to the Fund by GAIT for years ended December 31, 2017 and 2016 were $66,702 and $89,765, respectively.

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

Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Notes to Consolidated Financial Statements (continued)

5. Income Taxes (continued)

6. Financial Highlights

The following is the per Unit operating performance calculation for the years ended December 31, 2017 and 2016:

	Class 0	Class 2
Per unit operating performance
Net asset value per unit, December 31, 2015	$147.34	$109.91
Net loss:
Net investment loss	(3.56)	(4.75)
Net gain on investments	3.14	2.27
Net loss	(0.42)	(2.48)
Net asset value per unit, December 31, 2016	146.92	107.43
Net loss:
Net investment loss	(2.78)	(3.04)
Net loss on investments	(3.24)	(2.45)
Net loss	(6.02)	(5.49)
Net asset value per unit, December 31, 2017	$140.90	$101.94

The following represents ratios to average members’ capital, excluding the Managing Member, and total return for the years ended December 31, 2017 and 2016:

	Class 0		Class 2
	2017	2016	2017	2016

Total return before Incentive Allocation	(4.10)%	(0.29)%	(5.11)%	(2.26)%
Incentive Allocation	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	(4.10)%	(0.29)%	(5.11)%	(2.26)%

Net investment loss before Incentive Allocation	(1.96)%	(2.47)%	(2.95)%	(4.47)%
Incentive Allocation	0.00	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(1.96)%	(2.47)%	(2.95)%	(4.47)%

Total expenses before Incentive Allocation	2.81%	2.96%	3.81%	4.95%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	2.81%	2.96%	3.81%	4.95%

Total return is calculated for Class 0 and Class 2 Units taken as a whole. Total return is calculated as the change in total members’ capital adjusted for subscriptions or redemptions during the year. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for Class 0 and Class 2 Units taken as a whole and include net amounts allocated from GAIT. The computation of such ratios is based on the amount of net investment loss, expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of members’ capital for Class 0 and Class 2 Units of the Fund for the years ended December 31, 2017 and 2016.

7. Subsequent Events

The Fund had no subscriptions and redemptions of approximately $0.7 million from January 1, 2018 through March 29, 2018, the date through which subsequent events were evaluated by management. These amounts have not been included in the financial statements.

Financial Statements

Graham Alternative Investment Trading LLC
Years ended December 31, 2017 and 2016
with Report of Independent Registered Public Accounting Firm

GRAHAM ALTERNATIVE INVESTMENT TRADING LLC

40 Highland Avenue
Rowayton, CT 06853

The undersigned affirms, on behalf of Graham Alternative Investment Trading LLC, that to the best of his knowledge and belief, the information contained in the attached audited financial statements of Graham Alternative Investment Trading LLC for the years ended December 31, 2017 and 2016 is accurate and complete.

By:	Graham Capital Management, L.P., as
Sole Manager

By:
Brian Douglas
Chief Financial Officer
March 29, 2018

Graham Alternative Investment Trading LLC

Financial Statements

Years Ended December 31, 2017 and 2016

Report of Independent Registered Public Accounting Firm

To the Members and Manager of
Graham Alternative Investment Trading LLC

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Graham Alternative Investment Trading LLC (the “Fund”), including the condensed schedules of investments, as of December 31, 2017 and 2016, and the related statements of operations and incentive allocation, changes in members’ capital and cash flows for each of the two years in the period then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Graham Alternative Investment Trading LLC at December 31, 2017 and 2016, the results of its operations, changes in its members’ capital and its cash flows for each of the two years in the period then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the Fund’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Fund is not required to have, nor were we engaged to perform, an audit of the Fund’s internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the auditor of Graham Alternative Investment Trading LLC since 2006.

Stamford, CT

March 29, 2018

Graham Alternative Investment Trading LLC

Statements of Financial Condition

	December 31,
	2017	2016
Assets
Investments in Master Funds, at fair value	$7,809,515	$16,404,782
Investment in Graham Cash Assets LLC, at fair value	73,474,604	123,316,812
Receivable from Master Funds	101	45
Total assets	$81,284,220	$139,721,639

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$367,689	$1,570,542
Accrued professional fees	171,603	184,381
Accrued advisory fees	101,840	205,048
Accrued sponsor fees	54,975	158,099
Accrued administrator’s fee	9,041	13,455
Payable to Master Funds	-	85
Total liabilities	705,148	2,131,610

Members’ capital:
Class 0 Units (331,577.130 and 650,889.077 units issued and outstanding at $140.90 and $146.92 per unit, respectively)	46,720,480	95,631,060
Class 2 Units (320,722.151 and 379,525.982 units issued and outstanding at $101.94 and $107.43 per unit, respectively)	32,693,924	40,771,563
Class M Units (4,671.470 units issued and outstanding at $249.32 and $254.18 per unit, respectively)	1,164,668	1,187,406
Total members’ capital	80,579,072	137,590,029
Total liabilities and members’ capital	$81,284,220	$139,721,639

See accompanying notes.

Graham Alternative Investment Trading LLC

Condensed Schedules of Investments

	December 31, 2017		December 31, 2016
Description	Fair Value	Percentage of Members’ Capital	Fair Value	Percentage of Members’ Capital

Investments in Master Funds, at fair value
Graham Commodity Strategies LLC	$3,235,547	4.01%	$7,580,654	5.51%
Graham K4D Trading Ltd.	4,573,968	5.68%	8,824,128	6.41%
Total investments in Master Funds	$7,809,515	9.69%	$16,404,782	11.92%

See accompanying notes.

Graham Alternative Investment Trading LLC

 Statements of Operations and Incentive Allocation

	Years Ended December 31,
	2017	2016
Net (loss) gain allocated from investments in Master Funds
Net realized (loss) gain on investments	$(3,168,433)	$1,916,316
Net increase in unrealized appreciation on investments	287,917	1,448,462
Brokerage commissions and fees	(661,183)	(880,900)
Net (loss) gain allocated from investments in Master Funds	(3,541,699)	2,483,878

Net investment income (loss) allocated from investments in Master Funds	87,838	(19,203)

Investment income
Interest income	859,221	712,063
Total investment income	859,221	712,063

Expenses
Advisory fees	1,827,525	2,592,751
Sponsor fees	1,103,331	1,977,590
Professional fees and other	373,889	387,737
Administrator’s fees	149,581	194,581
Total expenses	3,454,326	5,152,659
Net investment loss of the Fund	(2,595,105)	(4,440,596)

Net loss	(6,048,966)	(1,975,921)

Incentive allocation	-	-

Net loss available for pro-rata allocation to all members	$(6,048,966)	$(1,975,921)

See accompanying notes.

Graham Alternative Investment Trading LLC

Statements of Changes in Members’ Capital

For the years ended December 31, 2017 and 2016

	Class 0		Class 2		Class M		Total Capital
	Units	Capital	Units	Capital	Units	Capital

Members’ capital, December 31, 2015	791,620.850	$116,635,944	415,606.489	$45,680,694	4,671.470	$1,161,324	$163,477,962
Subscriptions	60,400.008	8,435,000	15,622.922	1,658,239	–	–	10,093,239
Redemptions	(201,131.781)	(28,560,069)	(51,703.429)	(5,445,182)	–	–	(34,005,251)
Incentive allocation	–	–	–	–	–	–	–
Net income (loss)	–	(879,815)	–	(1,122,188)	–	26,082	(1,975,921)
Members’ capital, December 31, 2016	650,889.077	95,631,060	379,525.982	40,771,563	4,671.470	1,187,406	137,590,029
Subscriptions	22,311.608	3,197,637	6,175.457	640,000	–	–	3,837,637
Redemptions	(341,623.555)	(48,128,656)	(64,979.288)	(6,670,972)	–	–	(54,799,628)
Incentive allocation	–	–	–	–	–	–	–
Net loss	–	(3,979,561)	–	(2,046,667)	–	(22,738)	(6,048,966)
Members’ capital, December 31, 2017	331,577.130	$46,720,480	320,722.151	$32,693,924	4,671.470	$1,164,668	$80,579,072

See accompanying notes.

Graham Alternative Investment Trading LLC

 Statements of Cash Flows

	Years Ended December 31,
	2017	2016
Cash flows provided by operating activities
Net loss	$(6,048,966)	$(1,975,921)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net loss (income) allocated from investments in Master Funds	3,453,861	(2,464,675)
Net income allocated from investment in Graham Cash Assets LLC	(859,221)	(712,063)
Proceeds from sale of investments in Master Funds	110,380,663	134,987,628
Proceeds from sale of investments in Graham Cash Assets LLC	139,927,540	133,838,408
Investments in Master Funds	(105,239,398)	(131,431,124)
Investments in Graham Cash Assets LLC	(89,226,111)	(105,911,104)
Changes in assets and liabilities:
Decrease in accrued advisory fees	(103,208)	(42,838)
Decrease in accrued sponsor fees	(103,124)	(26,412)
(Decrease) increase in accrued professional fees	(12,778)	117,131
Decrease in accrued administrator’s fee	(4,414)	(6,292)
Net cash provided by operating activities	52,164,844	26,372,738

Cash flows used in financing activities
Subscriptions	3,837,637	10,093,239
Redemptions	(56,002,481)	(36,465,977)
Net cash used in financing activities	(52,164,844)	(26,372,738)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of year	–	–
Cash and cash equivalents, end of year	$–	$–

See accompanying notes.

Graham Alternative Investment Trading LLC

Notes to Financial Statements

December 31, 2017
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

Revenue Recognition

All positions in financial instruments are recorded on the trade date at fair value. Net unrealized gain or loss on open derivative instruments is included in the Master Funds’ statements of financial condition as the difference between the original purchase price and the current market value at the end of the period. Any change in net unrealized gain or loss from the preceding period is reported in the Master Funds’ statements of operations. Interest income and expense are recorded on the accrual basis. Dividends are recorded on the ex-dividend date and are net of applicable withholding taxes. All other expenses are recorded on the accrual basis. Realized gains and losses are calculated based on the specific identification method.

Brokerage Commissions and Fees

Brokerage commissions and fees on the Master Funds’ financial statements represent all brokerage commissions and other fees incurred in connection with the Master Funds’ trading activity and are recorded on the accrual basis.

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated using the exchange rates at December 31, 2017 and 2016. Gains and losses resulting from foreign currency transactions are calculated using daily exchange rates prevailing on the transaction date. The Master Funds do not isolate the portion of results of operations from changes in foreign exchange rates on investments and cash from fluctuations arising from changes in market prices held. Currency translation gains and losses are included in the statement of operations within net realized loss (gain) and net increase in unrealized appreciation on investments.

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

GAIT’s investments in Master Funds and Graham Cash Assets LLC (“Cash Assets”) have been valued at net asset value using the practical expedient. Accordingly under U.S. GAAP, these investments are excluded from categorization in the fair value hierarchy. GAIT’s investments in Master Funds and Cash Assets are discussed in Notes 3 and 4. There were no Level 3 assets or liabilities held at any point during the years ended December 31, 2017 or 2016 by GAIT, the Master Funds, or Cash Assets, and there were no transfers between levels during those periods. Transfers between levels, if any, are recognized as of the beginning of the year.

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

Credit Risk Related Contingent Features

OTC derivative instruments are subject to ISDA Master Agreements which generally require among other things, that the Master Funds maintain a predetermined level of net assets or rate of return, and provide limits with respect to any decline in value over 1-month, 3-month and 12-month periods. If the Master Funds were to violate such provisions, the counterparty to these instruments could demand liquidation of the outstanding positions. There were no events that occurred throughout the years ended December 31, 2017 and 2016 which caused any counterparty to demand liquidation of any outstanding positions. Graham K4D Trading Ltd. had derivative instruments subject to credit risk related contingent features in a net liability position in the amount of $864,462 and $0 at December 31, 2017 and 2016, respectively. Graham Commodity Strategies LLC had no derivative instruments subject to credit risk related contingent features in a net liability position at December 31, 2017 and 2016.

New York Mercantile Exchange Corporate Membership

Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is a member of the New York Mercantile Exchange (“NYMEX”). As a result of its membership, Graham Commodity Strategies LLC owns two NYMEX seats and 30,000 shares of the CME Group. Graham Commodity Strategy LLC’s policy is to value the NYMEX memberships and the shares of the CME Group at fair value. As of December 31, 2017 and 2016, the two NYMEX memberships were valued at $260,000 and $398,000, respectively, and the 30,000 shares of CME Group were valued at $4,381,500 and $3,460,500, respectively, both of which are contained within Exchange Memberships on Graham Commodity Strategies LLC’s statements of financial condition. The NYMEX seats and shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Chicago Board of Trade Membership

Graham K4D Trading Ltd., a Master Fund in which GAIT invests, is a member of the Chicago Board of Trade (“CBOT”) under Rule 106.S and owns two B-1/Full seats and one B-2/Associate seat. Graham K4D Trading Ltd.’s policy is to value the CBOT memberships at fair value. As of December 31, 2017 and 2016, the B-1/Full memberships were valued at $720,000 and $404,000, respectively, and the B-2/Associate memberships were valued at $72,250 and $62,750, respectively, both of which are included in Exchange Membership on the statements of financial condition. Additionally, Graham K4D Trading Ltd. owns a Chicago Mercantile Exchange (“CME”) seat valued at $232,000 and $200,000 at December 31, 2017 and 2016, respectively, which is also included in Exchange Membership on the statements of financial condition. The CBOT memberships and shares and CME seat are considered Level 1 assets as described in the Fair Value section of Note 2.

Indemnifications

In the normal course of business, the Master Funds, Cash Assets, and GAIT enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. GAIT’s maximum exposure under these arrangements is unknown; however, GAIT has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At December 31, 2017 and 2016, no accruals have been recorded by GAIT for indemnifications.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds

As of December 31, 2017 and 2016, GAIT invested in various Master Funds, all of which were managed by the Manager. GAIT’s investments in these Master Funds, as well as the investment objectives of each Master Fund, are summarized below. Master Funds in which GAIT invested 5% or more of its members’ capital are individually identified. All of the Master Funds and GAIT are related parties. The Master Funds do not charge management or incentive fees and all offer monthly subscriptions and redemptions.

December 31, 2017
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (Loss)

Global Macro Funds
Graham Commodity Strategies LLC	4.01%	$3,235,547	$(5,975,551)

Systematic Macro Funds
Graham K4D Trading Ltd.	5.68%	4,573,968	2,521,690
	9.69%	$7,809,515	$(3,453,861)

December 31, 2016
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (Loss)

Global Macro Funds
Graham Commodity Strategies LLC	5.51%	$7,580,654	$9,444,633

Systematic Macro Funds
Graham K4D Trading Ltd.	6.41%	8,824,128	(6,979,958)
	11.92%	$16,404,782	$2,464,675

The following table summarizes the financial position of each Master Fund as of December 31, 2017:

	Graham Commodity Strategies LLC (Delaware)	Graham K4D Trading Ltd. (BVI)
Assets:
Due from brokers	$75,982,823	$57,953,421
Derivative financial instruments, at fair value	43,001,886	36,313,912
Exchange membership, at fair value	4,641,500	1,024,250
Dividends receivable	73,500	-
Total assets	123,699,709	95,291,583

Liabilities:
Derivative financial instruments, at fair value	2,426,201	864,462
Total liabilities	2,426,201	864,462
Members’ Capital / Net Assets	$121,273,508	$94,427,121

Percentage of Master Fund held by GAIT	2.67%	4.84%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2017.

Description	Number of Contracts / Notional Amounts		Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC
Derivative financial instruments
Long contracts
Futures
Natural gas February 2018		658	$2,158,330	1.78%
Other commodity			5,434,751	4.48%
Foreign index			(354,017)	(0.29)%
Interest rate			(623,605)	(0.52)%
U.S. 2yr. – 5yr. note March 2018		10,027	850,898	0.70%
U.S. Ultra bond March 2018		313	991,875	0.82%
U.S. index			51,870	0.04%
Total futures			8,510,102	7.01%

Forwards
Chinese yuan / U.S. dollar 01/05/2018 – 06/27/2018	CNY	5,455,827,240	10,139,758	8.36%
Euro / U.S. dollar 01/02/2018 – 01/03/2018	EUR	931,390,201	4,434,234	3.66%
Other foreign currency			6,345,166	5.23%
Total forwards			20,919,158	17.25%

Options (cost $54,432,797)
Natural gas Euro February 2018 – March 2018, $2.85 – $4.00 Call		5	5,500,625	4.54%
Natural gas Euro April 2018, $2.40 Put		1	243,000	0.20%
Other commodity futures			6,436,170	5.30%
Euro / U.S. dollar January 2018 – June 2018, $1.20 – $1.25 Call		8	12,619,168	10.40%
U.S. dollar / Chinese yuan January 2018 – March 2018, $6.52 – $6.53 Put		2	1,194,579	0.99%
Other currency			4,387,683	3.62%
Euro-Bund February 2018 – March 2018, $159.50 – $161.50 Put		4	2,750,159	2.27%
Interest rate futures			920,619	0.76%
U.S. index futures			2,361,250	1.95%
Total options			36,413,253	30.03%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2017.

Description	Number of Contracts / Notional Amounts		Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity			$(4,482,357)	(3.69)%
Euro Bund March 2018		(900)	306,192	0.25%
Euro Buxl 30 Year bond March 2018		(1,215)	4,378,522	3.61%
Euro Bobl March 2018		(500)	54,045	0.04%
Other foreign bond			4,280,253	3.53%
Interest rate			2,869,308	2.37%
U.S. 5yr - 10yr note March 2018		(9,478)	(784,141)	(0.65)%
U.S. Long bond March 2018		(2,850)	(5,533,781)	(4.56)%
Total futures			1,088,041	0.90%

Forwards
U.S. dollar / Chinese yuan 01/05/2018 - 12/27/2018	CNY	(3,140,200,529)	(4,654,222)	(3.84)%
U.S. dollar / Euro dollar 01/02/2018 - 01/03/2018	EUR	(170,559,412)	(460,013)	(0.38)%
Other foreign currency			(6,278,444)	(5.17)%
Total forwards			(11,392,679)	(9.39)%

Options (proceeds $22,973,074)
Natural gas Euro February 2018 - March 2018, $3.10 - $3.50 Call		(2)	(1,806,500)	(1.49)%
Natural gas Euro July 2018 - December 2018, $2.80 Put		(6)	(1,707,000)	(1.41)%
Other commodity futures			(2,961,175)	(2.44)%
Euro dollar / U.S. dollar January 2018 - May 2018, $1.21 - $1.30 Call		(5)	(3,531,255)	(2.91)%
Other currency			(1,688,050)	(1.39)%
Euro-bund February 2018 - March 2018, $158.50 - $160.50 Put		(3)	(1,611,205)	(1.33)%
Interest rate futures			319,245	0.26%
U.S. index futures			(1,976,250)	(1.63)%
Total options			(14,962,190)	(12.34)%
Total derivative financial instruments			$40,575,685	33.46%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2017.

Description	Number of Contracts / Notional Amounts	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd.
Derivative financial instruments
Long contracts
Futures
LME Aluminum March 2018	1,060	$4,755,763	5.04%
NY Harbor ULSD February 2018	779	4,733,191	5.01%
Brent crude oil March 2018	872	2,874,432	3.04%
WTI crude oil February 2018	560	1,896,805	2.01%
Other commodity		13,843,544	14.66%
Currency		58,265	0.06%
Foreign bond		(2,189,927)	(2.32)%
Foreign index		4,937,220	5.23%
Interest rate		(508,175)	(0.54)%
U.S. bond		441,140	0.47%
U.S. index		2,077,053	2.20%
Total futures		32,919,311	34.86%

Forwards
Foreign currency		8,014,637	8.49%
Total forwards		8,014,637	8.49%

Short contracts
Futures
LME Aluminum March 2018	(217)	(1,135,344)	(1.20)%
Other commodity		(656,808)	(0.70)%
Currency		299,999	0.32%
Foreign bond		545,339	0.58%
Foreign index		21,830	0.02%
Interest rate		580,989	0.62%
U.S. bond		3,659,496	3.87%
U.S. index		90,860	0.10%
Total futures		3,406,361	3.61%

Forwards
Foreign currency		(8,890,859)	(9.42)%
Total forwards		(8,890,859)	(9.42)%
Total derivative financial instruments		$35,449,450	37.54%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the fair value classification of each investment type by Master Fund as of December 31, 2017:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.
Assets
Level 1:
Commodity futures	$13,829,633	$31,996,866
Commodity futures options	13,308,775	-
Currency futures	-	434,847
Foreign bond futures	9,019,012	2,311,119
Foreign index futures	-	6,250,768
Foreign index futures options	4,040,611	-
Interest rate futures	4,532,907	846,231
Interest rate futures options	2,225,495	-
U.S. bond futures	2,505,664	4,100,636
U.S. index futures	173,120	2,593,457
U.S. index futures options	2,361,250	-
Total Level 1	51,996,467	48,533,924

Level 2:
Foreign currency forwards	23,574,930	9,288,894
Foreign currency options	18,201,430	-
Total Level 2	41,776,360	9,288,894
Total investment related assets	$93,772,827	$57,822,818

Liabilities
Level 1:
Commodity futures	$(10,718,909)	$(5,685,283)
Commodity futures options	(7,603,655)	-
Currency futures	-	(76,583)
Foreign bond futures	-	(3,955,707)
Foreign bond futures options	(2,901,657)	-
Foreign index futures	(354,017)	(1,291,718)
Interest rate futures	(2,287,204)	(773,417)
Interest rate futures options	(985,631)	-
U.S. bond futures	(6,980,813)	-
U.S. index futures	(121,250)	(425,544)
U.S. index futures options	(1,976,250)	-
Total Level 1	(33,929,386)	(12,208,252)

Level 2:
Foreign currency forwards	(14,048,451)	(10,165,116)
Foreign currency options	(5,219,305)	-
Total Level 2	(19,267,756)	(10,165,116)
Total investment related liabilities	$(53,197,142)	$(22,373,368)

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham Commodity Strategies LLC based on its average quarterly notional amounts and number of contracts for the year ended December 31, 2017. The table also displays the fair value of derivative contracts held by Graham Commodity Strategies LLC at December 31, 2017 categorized by primary underlying risk. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$684,895,792	26,605	$(418,457,890)	(10,460)	$13,829,633	$(10,718,909)
Options(a)	886,926,208	48,656	(638,485,018)	(52,972)	13,308,775	(7,603,655)
	1,571,822,000	75,261	(1,056,942,908)	(63,432)	27,138,408	(18,322,564)
Equity price
Futures	205,942,579	1,991	(241,079,315)	(2,453)	173,120	(475,267)
Options(a)	59,964,058	4,650	(32,309,289)	(5,525)	2,361,250	(1,976,250)
	265,906,637	6,641	(273,388,604)	(7,978)	2,534,370	(2,451,517)

Foreign currency exchange rate
Forwards	38,829,225,666	N/A	(2,004,799,747)	N/A	23,574,930	(14,048,451)
Options(a)	1,153,407,119	34	(799,574,425)	(33)	18,201,430	(5,219,305)
	39,982,632,785	34	(2,804,374,172)	(33)	41,776,360	(19,267,756)
Interest rate
Futures	7,826,142,920	30,549	(23,846,250,019)	(88,273)	16,057,583	(9,268,017)
Options(a)	3,705,221,105	123,619	(6,474,304,873)	(119,408)	6,266,106	(3,887,288)
	11,531,364,025	154,168	(30,320,554,892)	(207,681)	22,323,689	(13,155,305)
Total	$53,351,725,447	236,104	$(34,455,260,576)	(279,124)	$93,772,827	$(53,197,142)

(a)	– Notional amounts for options are based on the delta-adjusted positions.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham K4D Trading Ltd. based on its average quarterly notional amounts and number of contracts for the year ended December 31, 2017. The table also displays the fair value of derivative contracts held by Graham K4D Trading Ltd. at December 31, 2017 categorized by primary underlying risk. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$369,756,628	4,817	$(363,243,889)	(8,875)	$31,996,866	$(5,685,283)
	369,756,628	4,817	(363,243,889)	(8,875)	31,996,866	(5,685,283)

Equity price
Futures	916,387,258	8,530	(16,306,851)	(785)	8,844,225	(1,717,262)
	916,387,258	8,530	(16,306,851)	(785)	8,844,225	(1,717,262)
Foreign currency exchange rate
Forwards	1,124,238,162	N/A	(798,826,259)	N/A	9,288,894	(10,165,116)
Futures	14,700,523	152	(40,445,174)	(424)	434,847	(76,583)
	1,138,938,685	152	(839,271,433)	(424)	9,723,741	(10,241,699)

Interest rate
Futures	3,211,871,054	18,268	(2,037,461,446)	(10,891)	7,257,986	(4,729,124)
	3,211,871,054	18,268	(2,037,461,446)	(10,891)	7,257,986	(4,729,124)
Total	$5,636,953,625	31,767	$(3,256,283,619)	(20,975)	$57,822,818	$(22,373,368)

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

When multiple derivative contracts are held with the same counterparty, the Master Funds will net the contracts in an asset position with the contracts in a liability position when covered by a master netting agreement or similar arrangements, for presentation in the statements of financial condition. The table below displays the amounts at December 31, 2017 by which the fair values of both derivative assets and derivative liabilities were reduced within the Master Funds’ statements of financial condition as a result of this netting. Gross amounts below correspond to the total derivative asset and derivative liability balances categorized by primary underlying risk and product type in the preceding tables. Collateral pledged (received) for derivative assets and liabilities represent the cash amounts which are included in due from brokers on the statements of financial condition. Actual collateral pledged or received by the Master Funds may exceed these amounts.

Description	Gross Amount	Gross Amount Offset in the Statements of Financial Condition	Net Amount Presented in the Statements of Financial Condition	Collateral (Received) / Pledged	Net Amount

Graham Commodity Strategies LLC[1]
Derivative assets	$93,772,827	$(50,770,941)	$43,001,886	$-	$43,001,886
Derivative liabilities	(53,197,142)	50,770,941	(2,426,201)	2,426,201	-

Graham K4D Trading Ltd.[2]
Derivative assets	$57,822,818	$(21,508,906)	$36,313,912	$-	$36,313,912
Derivative liabilities	(22,373,368)	21,508,906	(864,462)	864,462	-

1 Net derivative asset and liability amounts presented in the statements of financial condition are held with five counterparties. The Fund has pledged offsetting collateral to one of those counterparties as of December 31, 2017. At December 31, 2017, additional collateral pledged in the amount of $73,542,762 was posted in support of derivative positions and is included in due from brokers on the statements of financial condition.

2 Net derivative liability amounts presented in the statement of financial condition are held with two counterparties. The Master Fund has pledged offsetting collateral to these counterparties as of December 31, 2017. At December 31, 2017, additional collateral pledged in the amount of $57,088,959 was posted in support of derivative positions and is included in due from brokers on the statement of financial condition.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the results of operations of each Master Fund for the year ended December 31, 2017:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.

Net investment income	$1,084,285	$854,787

Net realized (loss) gain on investments	(163,425,728)	32,347,730
Net (decrease) increase in unrealized appreciation on investments	(2,261,460)	25,016,746
Brokerage commissions and fees	(17,056,032)	(948,442)
Net (loss) gain on investments	(182,743,220)	56,416,034
Net (loss) income	$(181,658,935)	$57,270,821

The following table shows the gains and losses on all financial instruments held by the Master Funds reported in net realized gain (loss) and net increase (decrease) in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the year ended December 31, 2017:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.
Commodity price
Futures	$(67,611,263)	$(1,092,753)
Options	(94,727,703)	-
	(162,338,966)	(1,092,753)
Equity price
Equities	783,000	357,500
Futures	(29,109,760)	158,273,603
Options	(14,306,330)	-
	(42,633,090)	158,631,103
Foreign currency exchange rate
Forwards	153,768,036	(62,373,010)
Futures	-	914,855
Options	(67,951,966)	-
	85,816,070	(61,458,155)
Interest rate
Futures	(11,832,693)	(38,715,719)
Options	(34,698,509)	-
	(46,531,202)	(38,715,719)
Total	$(165,687,188)	$57,364,476

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

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the results of operations of each Master Fund for the year ended December 31, 2016:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.

Net investment income	$252,436	$67,766

Net realized gain (loss) on investments	205,015,671	(77,423,253)
Net increase in unrealized appreciation on investments	26,938,318	3,619,734
Brokerage commissions and fees	(16,236,638)	(839,619)
Net gain (loss) on investments	215,717,351	(74,643,138)
Net income (loss)	$215,969,787	$(74,575,372)

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

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

4. Graham Cash Assets LLC

GAIT invests a portion of its excess liquidity in Cash Assets, an entity for which the Manager is also the sole investment advisor. Cash Assets commenced operations on June 22, 2005, and was formed as a Delaware Limited Liability Company for the purpose of consolidating investment activity of multiple funds managed by the Manager. Its objective is to preserve capital while enhancing return on cash balances and providing daily liquidity. It invests in debt obligations guaranteed by the U.S. federal government which range in maturity from one to twenty-eight months. Cash Assets also maintains cash and cash equivalents on deposit with major U.S. institutions. Cash Assets values all fixed income securities at amortized cost which approximates fair value. GAIT’s investment in Cash Assets is valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP based upon GAIT’s proportionate share of Cash Assets’ reported net asset value. GAIT records its proportionate share of Cash Assets’ investment income and expenses on a monthly basis. For the years ended December 31, 2017 and 2016, the total amount recognized by GAIT with respect to its investment in Cash Assets was $859,221 and $712,063, respectively. These amounts are included in interest income in the statements of operations and incentive allocation. At December 31, 2017 and 2016, GAIT owned approximately 1.39% and 2.55%, respectively, of Cash Assets. The following table summarizes the financial position of Cash Assets as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Assets:
Cash and cash equivalents	$793,958,319	$613,789,536
Investments in fixed income securities (amortized cost $4,468,747,923 and $4,208,763,924, respectively)	4,468,747,923	4,208,763,924
Accrued interest receivable	11,157,235	8,117,639
Total assets	5,273,863,477	4,830,671,099
Members’ capital	$5,273,863,477	$4,830,671,099

The following table summarizes the results of operations of Cash Assets for the years ended December 31, 2017 and 2016:

	2017	2016
Investment income
Interest income	$42,251,368	$21,756,966
Total investment income	42,251,368	21,756,966

Expenses:
Bank fee expense	69,771	49,380
Total expenses	69,771	49,380
Net investment income	42,181,597	21,707,586
Net income	$42,181,597	$21,707,586

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

The following represents the condensed schedule of investments of Cash Assets as of December 31, 2017:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities
(amortized cost $4,468,747,923)
United States
Government Bonds (amortized cost $4,043,922,365)
U.S. Treasury bonds 0.63% – 3.13% due 01/15/2018 – 04/30/2020	$4,050,000,000	$4,043,922,365	76.68%
Total Government Bonds		4,043,922,365	76.68%

Treasury Bills (amortized cost $424,825,558)
U.S. Treasury bills 0.00% due 01/04/2018 – 01/25/2018	425,000,000	424,825,558	8.05%
Total Treasury Bills		424,825,558	8.05%
Total United States		4,468,747,923	84.73%
Total Investments in Fixed Income Securities		$4,468,747,923	84.73%

The following represents the condensed schedule of investments of Cash Assets as of December 31, 2016:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
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

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

Cash Assets reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP. The following table shows the fair value classification of each investment type held by Cash Assets as of December 31, 2017 and 2016:

	2017	2016
Assets
Level 2:
Fixed income securities
Government bonds	$4,043,922,365	$3,533,849,051
Treasury bills	424,825,558	674,914,873
Total fixed income securities	4,468,747,923	4,208,763,924
Total Level 2	4,468,747,923	4,208,763,924
Total assets	$4,468,747,923	$4,208,763,924

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

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
6. Fees and Related Party Transactions

Advisory Fees

Each Class of GAIT other than Class M paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate of the Net Asset Value of such Class specified for the periods in the table below. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is effected with respect to Units of such Class during the month. The Advisory Fees paid to the Manager for the years ended December 31, 2017 and 2016 were $1,827,525 and $2,592,751, respectively.

Period	Annual Rate

For the period from January 1, 2016 through June 30, 2017	1.75%
For the period from July 1, 2017 through December 31, 2017	1.50%

Sponsor Fees

Each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Net Asset Value specified for the periods in the table below. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee. The Sponsor Fees paid to the Manager for the years ended December 31, 2017 and 2016 were $1,103,331 and $1,977,590, respectively.

Period	Class 0	Class2

For the period from January 1, 2016 through March 31, 2017	0.75%	2.75%
For the period from April 1, 2017 through June 30, 2017	0.75%	1.50%
For the period from July 1, 2017 through December 31, 2017	0.50%	1.25%

Incentive Allocation

At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced effective as of the date of any redemption of any Units of such class by multiplying the loss carryforward by the ratio that the amount of assets redeemed from such class bears to the net assets of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made. There was no Incentive Allocation for the years ended December 31, 2017 and 2016.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)

6. Fees and Related Party Transactions (continued)

Administrator’s Fee

For the years ended December 31, 2017 and 2016, GAIT paid SEI a monthly administrator’s fee based on GAIT’s net asset value, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, incurred by GAIT for the years ended December 31, 2017 and 2016 were $149,581 and $194,581, respectively, of which $9,041 and $13,455 was accrued as of December 31, 2017 and 2016, respectively.

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

8. Financial Highlights

The following is the per Unit operating performance calculation for the years ended December 31, 2017 and 2016:

	Class 0	Class 2
Per unit operating performance
Net asset value per unit, December 31, 2015	$147.34	$109.91
Net loss:
Net investment loss	(3.54)	(4.75)
Net gain on investments	3.12	2.27
Net loss	(0.42)	(2.48)
Net asset value per unit, December 31, 2016	146.92	107.43
Net loss:
Net investment loss	(2.80)	(3.06)
Net loss on investments	(3.22)	(2.43)
Net loss	(6.02)	(5.49)
Net asset value per unit, December 31, 2017	$140.90	$101.94

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
8. Financial Highlights (continued)

The following represents ratios to average members’ capital, excluding the Managing Member, and total return for the years ended December 31, 2017 and 2016:

	Class 0		Class 2
	2017	2016	2017	2016

Total return before Incentive Allocation	(4.10)%	(0.29)%	(5.11)%	(2.26)%
Incentive Allocation	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	(4.10)%	(0.29)%	(5.11)%	(2.26)%

Net investment loss before Incentive Allocation	(1.97)%	(2.46)%	(2.97)%	(4.47)%
Incentive Allocation	0.00	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(1.97)%	(2.46)%	(2.97)%	(4.47)%

Total expenses before Incentive Allocation	2.83%	2.94%	3.83%	4.95%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	2.83%	2.94%	3.83%	4.95%

Total return is calculated for Class 0 and Class 2 units taken as a whole. Total return is calculated as the change in total members’ capital, excluding that of the Managing Member, adjusted for subscriptions or redemptions during the year. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for the Class 0 and Class 2 units taken as a whole and include amounts from GAIT and net investment loss and expenses allocated from Master Funds and investment income from Cash Assets. The computation of such ratios is based on the amount of net investment loss, total expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of members’ capital of GAIT, excluding that of the Managing Member, for the years ended December 31, 2017 and 2016.

9. Subsequent Events

GAIT had no subscriptions and redemptions of approximately $3.0 million from January 1, 2018 through March 29, 2018, the date through which subsequent events were evaluated by management. These amounts have not been included in the financial statements.

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

Based on their evaluation as of December 31, 2017, the Manager, along with the Manager’s principal executive officer and principal financial officer, has concluded that the Manager’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

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

Management assessed the effectiveness of the Manager’s internal control over financial reporting for the Fund as of December 31, 2017. Management based its assessment on criteria established in Internal Control – Integrated Framework issues by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 2013. As a result of this assessment and based on the criteria in the COSO framework, management, including the principal financial and principal executive officers, has concluded that, as of December 31, 2017, the Manager’s internal control over financial reporting for the Fund was effective.

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

GAIF II itself has no officers, directors or employees.  GAIF II’s affairs are managed by the Manager.  The general partner of the Manager is KGT, Inc.  Kenneth G. Tropin is the sole director of KGT, Inc.  Messrs. Paul Sedlack, Robert E. Murray, Pablo Calderini and Brian Douglas serve as Chief Operating Officer, Chief Executive Officer, President and Chief Investment Officer, and Chief Financial Officer, respectively, of the Manager. None of these individuals currently serves as a director of a public company. Messrs. Kenneth G. Tropin, Paul Sedlack, Robert E. Murray, Pablo Calderini and Brian Douglas each have filed initial reports on Form 3.

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

As described under “Item 1. Business,” the Fund pays the Manager the Sponsor Fee. For the year ended December 31, 2017, the Fund paid the Manager Sponsor Fees of $482,788.

As compensation for its services as investment manager to the Fund, the Manager is paid the Advisory Fees described under “Item 1. Business,” and may receive Incentive Allocations also as described under “Item 1. Business.” For the year ended December 31, 2017, the Fund paid the Manager Advisory Fees of $823,044 and the Manager received an Incentive Allocation of $0.

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

The aggregate fees billed for each of the last two fiscal years for professional services rendered by Ernst & Young LLP (“EY”) for each of the years ended December 31, 2017 and December 31, 2016 for the audit of the Fund’s annual financial statements, review of financial statements included in the Fund’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

FEE CATEGORY	2017		2016
Audit Fees	$82,650	*	$83,620
Audit-Related Fees	–		–
Tax Fees	41,750	*	48,650
All Other Fees	–		–
TOTAL FEES	$124,400	*	$132,270

*	Amount expected to be billed for 2017 services.

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

Consolidated Statements of Financial Condition at December 31, 2017 and 2016
Consolidated Statements of Operations for the years ended December 31, 2017 and 2016
Consolidated Statements of Changes in Members’ Capital for the years ended December 31, 2017 and 2016
Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016
Notes to Consolidated Financial Statements.

(b)	Exhibits

The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference.

Exhibit Designation	Description
* 3.1	Certificate of Formation of Graham Alternative Investment Fund II LLC
**3.2	Certificate of Amendment to Certificate of Formation of Graham Alternative Investment Fund II LLC
**4.1	Amended and Restated Limited Liability Company Agreement of Graham Alternative Investment Fund II LLC
* 10.1	Form of Subscription Agreement
* 10.2	Form of Placement Agreement
***10.10	Safekeeping Account Agreement between Graham Cash Assets LLC and Bank of America, N.A.
**** 31.1	Rule 13a-14(a)/15d Certification (Certification of Principal Executive Officer).
**** 31.2	Rule 13a-14(a)/15d Certification (Certification of Principal Financial Officer).
**** 32.1	Section 1350 Certification (Certification of Principal Executive Officer and Principal Financial Officer)

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

Dated: March 29, 2018	GRAHAM ALTERNATIVE INVESTMENT FUND II LLC BLENDED STRATEGIES PORTFOLIO

	By:	GRAHAM CAPITAL MANAGEMENT, L.P.
its Manager

		By:	/s/ Paul Sedlack
Paul Sedlack, Chief Operating Officer

		By:	/s/ Brian Douglas
Brian Douglas, Chief Financial Officer