Form 10-Q
period 2018-03-31
GRAHAM ALTERNATIVE INVESTMENT FUND II LLC
filed 2018-05-15
CIK 1461237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of the
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Yes ☐  No ☒

As of May 1, 2018, 292,628.838 Units of the Blended Strategies Portfolio were outstanding.

GRAHAM ALTERNATIVE INVESTMENT FUND II LLC

BLENDED STRATEGIES PORTFOLIO
FORM 10-Q

Index
PART I

Item 1.	Financial Statements

Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Consolidated Statements of Financial Condition

	March 31, 2018 (Unaudited)	December 31, 2017 (Audited)

Assets
Investment in Graham Alternative Investment Trading LLC, at fair value	$36,765,553	$37,181,465
Redemption receivable from Graham Alternative Investment Trading LLC	289,272	102,320
Total assets	$37,054,825	$37,283,785

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$289,272	$102,320
Total liabilities	289,272	102,320

Members’ capital:
Class 0 Units (160,253.743 and 164,393.539 units issued and outstanding at $143.24 and $140.90, respectively)	22,954,767	23,163,675
Class 2 Units (133,519.048 and 137,512.329 units issued and outstanding at $103.44 and $101.94, respectively)	13,810,786	14,017,790
Total members’ capital	36,765,553	37,181,465
Total liabilities and members’ capital	$37,054,825	$37,283,785

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Unaudited Consolidated Statements of Operations

	Three Months Ended March 31,
	2018	2017
Net gain (loss) allocated from investment in Graham Alternative Investment Trading LLC
Net realized gain on investments	$1,790,086	$243,410
Net decrease in unrealized appreciation on investments	(972,755)	(991,716)
Brokerage commissions and fees	(78,101)	(83,908)
Net gain (loss) allocated from investment in Graham Alternative Investment Trading LLC	739,230	(832,214)

Net investment loss allocated from investment in Graham Alternative Investment Trading LLC
Investment income
Interest income	124,913	92,823

Expenses
Advisory fees	142,186	250,544
Sponsor fees	74,114	186,670
Professional fees and other	23,150	48,405
Administrator’s fees	12,229	19,288
Incentive allocation	-	-
Total expenses	251,679	504,907
Net investment loss allocated from investment in Graham Alternative Investment Trading LLC	(126,766)	(412,084)
Net income (loss)	$612,464	$(1,244,298)

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Unaudited Consolidated Statements of Changes in Members’ Capital

For the three months ended March 31, 2018 and 2017

	Class 0 Units		Class 2 Units
	Units	Capital	Units	Capital	Total Members’ Capital

Members’ capital, December 31, 2016	319,296.990	$46,912,306	154,401.114	$16,586,934	$63,499,240
Subscriptions	2,144.439	309,000	–	–	309,000
Redemptions	(47,035.243)	(6,737,309)	(4,410.591)	(463,164)	(7,200,473)
Net loss	–	(873,331)	–	(370,967)	(1,244,298)
Members’ capital, March 31, 2017	274,406.186	$39,610,666	149,990.523	$15,752,803	$55,363,469

	Class 0 Units		Class 2 Units
	Units	Capital	Units	Capital	Total Members’ Capital

Members’ capital, December 31, 2017	164,393.539	$23,163,675	137,512.329	$14,017,790	$37,181,465
Subscriptions	–	–	–	–	–
Redemptions	(4,139.796)	(603,688)	(3,993.281)	(424,688)	(1,028,376)
Net income	–	394,780	–	217,684	612,464
Members’ capital, March 31, 2018	160,253.743	$22,954,767	133,519.048	$13,810,786	$36,765,553

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Unaudited Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2018	2017
Cash flows provided by operating activities
Net income (loss)	$612,464	$(1,244,298)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net (income) loss allocated from investment in Graham Alternative Investment Trading LLC	(612,464)	1,244,298
Proceeds from sale of investments in Graham Alternative Investment Trading LLC	841,424	7,300,819
Investments in Graham Alternative Investment Trading LLC	–	(309,000)
Net cash provided by operating activities	841,424	6,991,819

Cash flows used in financing activities
Subscriptions	-	309,000
Redemptions	(841,424)	(7,300,819)
Net cash used in financing activities	(841,424)	(6,991,819)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Notes to Unaudited Consolidated Financial Statements

March 31, 2018

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

At March 31, 2018 and December 31, 2017, the Fund owned 47.08% and 46.14%, respectively of GAIT.

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

The Fund’s investment in GAIT has been valued at net asset value using the practical expedient. Accordingly under U.S. GAAP, this investment is excluded from categorization in the fair value hierarchy. There were no Level 3 assets or liabilities held at any point during the three months ended March 31, 2018 or the year ended December 31, 2017 by the Fund, GAIT, the Master Funds or Cash Assets and there were no transfers between levels during those periods. Transfers between levels, if any, are recognized as of the beginning of the year.

Indemnifications

In the normal course of business, the Master Funds, GAIT, Cash Assets, and the Fund enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. The Fund’s maximum exposure under these arrangements is unknown; however, the Fund has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At March 31, 2018 and December 31, 2017, no accruals have been recorded by the Fund for indemnifications.

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

Redemption Fees

Class 0 Units are not subject to a redemption fee. For the period from January 1, 2017 to March 31, 2017, Class 2 Units were subject to a redemption fee equal to 2% of their Net Asset Value if redeemed within six months from their subscription date and a redemption fee equal to 1% of their Net Asset Value if redeemed more than six and less than twelve months from their subscription date. Effective April 1, 2017, Class 2 Units were subject to a redemption fee equal to 0.75% of their Net Asset Value if redeemed within six months from their subscription date and a redemption fee equal to 0.40% of their Net Asset Value if redeemed more than six and less than twelve months from their subscription date. Effective July 1, 2017, Class 2 Units are no longer subject to a redemption fee. Redemption fees were payable to the Manager upon redemption of Units from the proceeds of such redemption. There were no such redemption fees paid to the Manager for the three months ended March 31, 2017.

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Notes to Unaudited Consolidated Financial Statements (continued)

4. Fees and Related Party Transactions

Advisory Fees

Each Class of GAIT other than Class M paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate of the Net Asset Value of such Class specified for the periods in the table below. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is effected with respect to Units of such Class during the month. For the three months ended March 31, 2018 and 2017, the Advisory Fees allocated to the Fund by each Class of GAIT totaled $142,186 and $250,544, respectively.

Period	Annual Rate

For the period from January 1, 2017 through June 30, 2017	1.75%
For the period from July 1, 2017 through March 31, 2018	1.50%

Sponsor Fees

Each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Net Asset Value specified in the table below. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee. For the three months ended March 31, 2018 and 2017, the Sponsor Fees allocated to the Fund by each Class of GAIT totaled $74,114 and $186,670, respectively.

Period	Class 0	Class 2

For the period from January 1, 2017 through March 31, 2017	0.75%	2.75%
For the period from April 1, 2017 through June 30, 2017	0.75%	1.50%
For the period from July 1, 2017 through March 31, 2018	0.50%	1.25%

Incentive Allocation

At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class of GAIT, as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced, effective as of the date of any redemption of any Units of such class, by multiplying the loss carryforward by the ratio that the amount of assets redeemed from such class bears to the net assets of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made to the Manager. There was no Incentive Allocation allocated to the Fund by GAIT for the three months ended March 31, 2018 and 2017.

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Notes to Unaudited Consolidated Financial Statements (continued)

4. Fees and Related Party Transactions (continued)

Administrator’s Fee

For the three months ended March 31, 2018 and 2017, GAIT paid SEI a monthly administrator’s fee based on GAIT’s net asset value, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, allocated to the Fund by GAIT for the three months ended March 31, 2018 and 2017 were $12,229 and $19,288, respectively.

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

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a more-likely-than-not threshold would be recorded as a tax expense in the current year and the Fund identifies its major tax jurisdictions as U.S. Federal and Connecticut State. The Manager has evaluated the Fund’s tax positions and has concluded that there are no significant tax positions requiring recognition, measurement or disclosure in the consolidated financial statements for open tax years 2015 through 2017 or expected to be taken in the Fund’s 2018 tax returns. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination.

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Notes to Unaudited Consolidated Financial Statements (continued)

6. Financial Highlights

The following is the per Unit operating performance calculation for the three months ended March 31, 2018 and 2017:

	Class 0	Class 2
Per unit operating performance
Net asset value per unit, December 31, 2016	$146.92	$107.43
Net loss:
Net investment loss	(0.84)	(1.13)
Net loss on investments	(1.73)	(1.27)
Net loss	(2.57)	(2.40)
Net asset value per unit, March 31, 2017	$144.35	$105.03

Net asset value per unit, December 31, 2017	$140.90	$101.94
Net income:
Net investment loss	(0.38)	(0.47)
Net gain on investments	2.72	1.97
Net income	2.34	1.50
Net asset value per unit, March 31, 2018	$143.24	$103.44

The following represents ratios to average members’ capital and total return for the three months ended March 31, 2018 and 2017:

	Class 0		Class 2
	2018	2017	2018	2017

Total return before Incentive Allocation	1.66%	(1.75)%	1.47%	(2.24)%
Incentive Allocation	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	1.66%	(1.75)%	1.47%	(2.24)%

Net investment loss before Incentive Allocation	(0.26)%	(0.58)%	(0.45)%	(1.07)%
Incentive Allocation	0.00	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(0.26)%	(0.58)%	(0.45)%	(1.07)%

Total expenses before Incentive Allocation	0.59%	0.74%	0.78%	1.23%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	0.59%	0.74%	0.78%	1.23%

Total return is calculated for Class 0 and Class 2 Units taken as a whole. Total return is calculated as the change in total members’ capital adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for Class 0 and Class 2 Units taken as a whole and include net amounts allocated from GAIT. The computation of such ratios is based on the amount of net investment loss, expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of members’ capital for Class 0 and Class 2 Units of the Fund for the three months ended March 31, 2018 and 2017, and are not annualized.

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Notes to Unaudited Consolidated Financial Statements (continued)

7. Subsequent Events

The Fund had no subscriptions and redemptions of approximately $0.1 million from April 1, 2018 through May 15, 2018, the date through which subsequent events were evaluated by management. These amounts have not been included in the consolidated financial statements.

Index
Graham Alternative Investment Trading LLC

Statements of Financial Condition

	March 31, 2018 (Unaudited)	December 31, 2017 (Audited)
Assets
Investments in Master Funds, at fair value	$7,916,199	$7,809,515
Investment in Graham Cash Assets LLC, at fair value	71,399,461	73,474,604
Receivable from Master Funds	159	101
Total assets	$79,315,819	$81,284,220

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$901,966	$367,689
Accrued professional fees	152,680	171,603
Accrued advisory fees	99,325	101,840
Accrued sponsor fees	53,979	54,975
Accrued administrator’s fee	8,689	9,041
Payable to Master Funds	32	-
Total liabilities	1,216,671	705,148

Members’ capital:
Class 0 Units (309,999.758 and 331,577.130 units issued and outstanding at $143.24 and $140.90 per unit, respectively)	44,404,409	46,720,480
Class 2 Units (314,248.696 and 320,722.151 units issued and outstanding at $103.44 and $101.94 per unit, respectively)	32,504,901	32,693,924
Class M Units (4,671.470 units issued and outstanding at $254.70 and $249.32 per unit, respectively)	1,189,838	1,164,668
Total members’ capital	78,099,148	80,579,072
Total liabilities and members’ capital	$79,315,819	$81,284,220

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Condensed Schedules of Investments

	March 31, 2018 (Unaudited)		December 31, 2017 (Audited)
Description	Fair Value	Percentage of Members’ Capital	Fair Value	Percentage of Members’ Capital

Investments in Master Funds, at fair value
Graham Commodity Strategies LLC	$4,000,541	5.12%	$3,235,547	4.01%
Graham K4D Trading Ltd.	3,915,658	5.02%	4,573,968	5.68%
Total investments in Master Funds	$7,916,199	10.14%	$7,809,515	9.69%

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

 Unaudited Statements of Operations and Incentive Allocation

	Three Months Ended March 31,
	2018	2017
Net gain (loss) allocated from investments in Master Funds
Net realized gain on investments	$3,857,536	$641,679
Net decrease in unrealized appreciation on investments	(2,005,298)	(2,174,213)
Brokerage commissions and fees	(166,803)	(188,486)
Net gain (loss) allocated from investments in Master Funds	1,685,435	(1,721,020)

Net investment income allocated from investments in Master Funds	24,027	10,541

Investment income
Interest income	243,153	197,825
Total investment income	243,153	197,825

Expenses
Advisory fees	299,866	556,945
Sponsor fees	162,493	433,210
Professional fees and other	49,462	108,197
Administrator’s fees	26,182	43,269
Total expenses	538,003	1,141,621
Net investment loss of the Fund	(294,850)	(943,796)

Net income (loss)	1,414,612	(2,654,275)

Incentive allocation	-	-

Net income (loss) available for pro-rata allocation to all members	$1,414,612	$(2,654,275)

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Changes in Members’ Capital

For the three months ended March 31, 2018 and 2017

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2016	650,889.077	$95,631,060	379,525.982	$40,771,563	4,671.470	$1,187,406	$137,590,029
Subscriptions	13,184.142	1,911,500	–	–	–	–	1,911,500
Redemptions	(65,435.950)	(9,399,947)	(17,374.491)	(1,824,799)	–	–	(11,224,746)
Incentive allocation	–	–	–	–	–	–	–
Net loss	–	(1,729,028)	–	(911,672)	–	(13,575)	(2,654,275)
Members’ capital, March 31, 2017	598,637.269	$86,413,585	362,151.491	$38,035,092	4,671.470	$1,173,831	$125,622,508

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2017	331,577.130	$46,720,480	320,722.151	$32,693,924	4,671.470	$1,164,668	$80,579,072
Subscriptions	–	–	–	–	–	–	–
Redemptions	(21,577.372)	(3,205,378)	(6,473.455)	(689,158)	–	–	(3,894,536)
Incentive allocation	–	–	–	–	–	–	–
Net income	–	889,307	–	500,135	–	25,170	1,414,612
Members’ capital, March 31, 2018	309,999.758	$44,404,409	314,248.696	$32,504,901	4,671.470	$1,189,838	$78,099,148

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Cash Flows

	Three Months Ended March 31,
	2018	2017
Cash flows provided by operating activities
Net income (loss)	$1,414,612	$(2,654,275)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net (income) loss allocated from investments in Master Funds	(1,709,462)	1,710,479
Net income allocated from investment in Graham Cash Assets LLC	(243,153)	(197,825)
Proceeds from sale of investments in Master Funds	20,559,136	33,401,656
Proceeds from sale of investments in Graham Cash Assets LLC	17,070,894	41,249,565
Investments in Master Funds	(18,956,384)	(34,063,152)
Investments in Graham Cash Assets LLC	(14,752,598)	(29,845,640)
Changes in assets and liabilities:
(Decrease) increase in accrued professional fees	(18,923)	35,098
Decrease in accrued advisory fees	(2,515)	(17,687)
Decrease in accrued sponsor fees	(996)	(11,715)
(Decrease) increase in accrued administrator’s fee	(352)	1,145
Net cash provided by operating activities	3,360,259	9,607,649

Cash flows used in financing activities
Subscriptions	–	1,911,500
Redemptions	(3,360,259)	(11,519,149)
Net cash used in financing activities	(3,360,259)	(9,607,649)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements

March 31, 2018

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

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Due from/to Brokers

Due from/to brokers on the Master Funds’ financial statements primarily consist of cash balances carried as margin deposits with clearing brokers for the purpose of trading in futures contracts, foreign currency contracts and other derivative financial instruments and securities, and receivables/payables for unsettled transactions. Substantially all of the Master Funds’ cash and investments are held as collateral by its brokers to secure derivative instruments and securities.

Revenue Recognition

All positions in financial instruments are recorded on the trade date at fair value. Net unrealized gain or loss on open derivative financial instruments is included in the Master Funds’ statements of financial condition as the difference between the original purchase price and the current market value at the end of the period. Any change in net unrealized gain or loss from the preceding period is reported in the Master Funds’ statements of operations. Interest income and expense are recorded on the accrual basis. Dividends are recorded on the ex-dividend date and are net of applicable withholding taxes. All other expenses are recorded on the accrual basis. Realized gains and losses are calculated based on the specific identification method.

Brokerage Commissions and Fees

Brokerage commissions and fees on the Master Funds’ financial statements represent all brokerage commissions and other fees incurred in connection with the Master Funds’ trading activity and are recorded on the accrual basis.

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated using the exchange rates at March 31, 2018 and December 31, 2017. Gains and losses resulting from foreign currency transactions are calculated using daily exchange rates prevailing on the transaction date. The Master Funds do not isolate the portion of results of operations from changes in foreign exchange rates on investments and cash from fluctuations arising from changes in market prices held. Currency translation gains and losses are included in the statement of operations within net realized gain and net decrease in unrealized appreciation on investments.

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

GAIT’s investments in Master Funds and Graham Cash Assets LLC (“Cash Assets”) have been valued at net asset value using the practical expedient. Accordingly under U.S. GAAP, these investments are excluded from categorization in the fair value hierarchy. GAIT’s investments in Master Funds and Cash Assets are discussed in Notes 3 and 4. There were no Level 3 assets or liabilities held at any point during the three months ended March 31, 2018 or the year ended December 31, 2017 by GAIT, the Master Funds, or Cash Assets, and there were no transfers between levels during those periods. Transfers between levels, if any, are recognized as of the beginning of the year.

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

Credit Risk Related Contingent Features

OTC derivative instruments are subject to ISDA Master Agreements which generally require among other things, that the Master Funds maintain a predetermined level of net assets or rate of return, and provide limits with respect to any decline in value over 1-month, 3-month and 12-month periods. If the Master Funds were to violate such provisions, the counterparty to these instruments could demand liquidation of the outstanding positions. There were no events that occurred throughout the three month period ended March 31, 2018 and 2017 which caused any counterparty to demand liquidation of any outstanding positions. Graham K4D Trading Ltd. had derivative instruments subject to credit risk related contingent features in a net liability position in the amount of $1,459,511 and $876,222 at March 31, 2018 and December 31, 2017, respectively. Graham Commodity Strategies LLC had derivative instruments subject to credit risk related contingent features in a net liability position in the amount of $10,482,251 and $12,435 at March 31, 2018 and December 31, 2017, respectively.

New York Mercantile Exchange Corporate Membership

Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is a member of the New York Mercantile Exchange (“NYMEX”). As a result of its membership, Graham Commodity Strategies LLC owns two NYMEX seats and 30,000 shares of the CME Group. Graham Commodity Strategy LLC’s policy is to value the NYMEX memberships and the shares of the CME Group at fair value. As of March 31, 2018 and December 31, 2017, the two NYMEX memberships were valued at $280,000 and $260,000, respectively, and the 30,000 shares of CME Group were valued at $4,852,200 and $4,381,500, respectively, both of which are contained within Exchange Memberships on Graham Commodity Strategies LLC’s statements of financial condition. The NYMEX seats and shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Chicago Board of Trade Membership

Graham K4D Trading Ltd., a Master Fund in which GAIT invests, is a member of the Chicago Board of Trade (“CBOT”) under Rule 106.S and owns two B-1/Full seats and one B-2/Associate seat. Graham K4D Trading Ltd.’s policy is to value the CBOT memberships at fair value. As of March 31, 2018 and December 31, 2017, the B-1/Full memberships were valued at $590,000 and $720,000, respectively, and the B-2/Associate memberships were valued at $58,500 and $72,250, respectively, both of which are included in Exchange Membership on the statements of financial condition. Additionally, Graham K4D Trading Ltd. owns a Chicago Mercantile Exchange (“CME”) seat valued at $194,250 and $232,000 at March 31, 2018 and December 31, 2017, respectively, which is also included in Exchange Membership on the statements of financial condition. The CBOT memberships and shares and CME seat are considered Level 1 assets as described in the Fair Value section of Note 2.

Fixed Income Securities

The fixed income securities positions are valued at the mean between the last reported bid and ask quotations received from independent brokers. GAIT is exposed to credit risk relating to whether the issuers will meet their obligations when they come due until the fixed income securities are sold or reach maturity.

Indemnifications

In the normal course of business, the Master Funds, Cash Assets, and GAIT enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. GAIT’s maximum exposure under these arrangements is unknown; however, GAIT has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At March 31, 2018 and December 31, 2017, no accruals have been recorded by GAIT for indemnifications.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds

As of March 31, 2018 and December 31, 2017, GAIT invested in various Master Funds, all of which were managed by the Manager. GAIT’s investments in these Master Funds, as well as the investment objectives of each Master Fund, are summarized below. Master Funds in which GAIT invested 5% or more of its members’ capital are individually identified. All of the Master Funds and GAIT are related parties. The Master Funds do not charge management or incentive fees and all offer monthly subscriptions and redemptions.

March 31, 2018
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (Loss)

Global Macro Funds
Graham Commodity Strategies LLC	5.12%	$4,000,541	$3,932,753

Systematic Macro Funds
Graham K4D Trading Ltd.	5.02%	3,915,658	(2,223,291)
	10.14%	$7,916,199	$1,709,462

December 31, 2017
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Loss (three months ended March 2017)

Global Macro Funds
Graham Commodity Strategies LLC	4.01%	$3,235,547	$(441,751)

Systematic Macro Funds
Graham K4D Trading Ltd.	5.68%	4,573,968	(1,268,728)
	9.69%	$7,809,515	$(1,710,479)

The following table summarizes the financial position of each Master Fund as of March 31, 2018:

	Graham Commodity Strategies LLC (Delaware)	Graham K4D Trading Ltd. (BVI)
Assets:
Fixed income securities, at fair value (cost $62,362,617)	$-	$62,277,715
Due from brokers	117,956,076	9,339,559
Derivative financial instruments, at fair value	38,257,801	6,316,573
Exchange membership, at fair value	5,132,200	842,750
Accrued interest income	-	160,981
Total assets	161,346,077	78,937,578

Liabilities:
Due to brokers	-	3,397,110
Derivative financial instruments, at fair value	10,015,096	1,459,511
Total liabilities	10,015,096	4,856,621
Members’ Capital / Net Assets	$151,330,981	$74,080,957

Percentage of Master Fund held by GAIT	2.64%	5.29%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2018.

Description	Number of Contracts / Notional Amounts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC
Derivative financial instruments
Long contracts
Futures
Brent crude oil June 2018 - December 2018	600	$(132,340)	(0.09)%
WTI crude oil May 2018 - June 2018	948	859,420	0.57%
Natural gas May 2018	127	82,550	0.05%
Soybean oil May 2018	4,196	(335,946)	(0.22)%
Other commodity		(4,679,854)	(3.09)%
Euro-BTP June 2018	2,253	7,766,543	5.13%
Other foreign bond		2,186,214	1.44%
Foreign index		(656,343)	(0.43)%
Fed Fund 30 day April 2018 - October 2019	72,832	(8,323,749)	(5.50)%
Other interest rate		1,174,320	0.78%
U.S. bond		2,043,188	1.35%
S&P 500 E-mini June 2018	542	713,913	0.47%
Other U.S. index		1,413,015	0.93%
Total futures		2,110,931	1.39%

Forwards
Chinese yuan / U.S. dollar 04/03/2018 – 12/27/2018	CNY 2,993,792,971	7,260,222	4.80%
Euro / U.S. dollar 04/03/2018 – 04/04/2018	EUR 1,368,365,494	(5,478,470)	(3.62)%
Other foreign currency		3,487,511	2.30%
Total forwards		5,269,263	3.48%

Options (cost $115,162,684)
Crude oil May 2018 - December 2018, $65.00 - $85.00 Call	7	5,291,250	3.50%
Crude oil May 2018 - December 2018, $45.00 - $65.00 Put	2	154,000	0.10%
Natural gas Euro option May 2017, $2.75 Put	1	195,000	0.13%
Soybean May 2018, $1,020.00 Call	1	8,038,750	5.31%
Soybean May 2018, $980.00 - $1,110.00 Call	2	959,650	0.63%
Soybean May 2018, $980.00 - $990.00 Put	2	27,725	0.02%
Other commodity future		6,720,250	4.44%
Euro / U.S. dollar April 2018 - December 2018, $1.25 - $1.33 Call	16	13,014,051	8.60%
Euro / U.S. dollar April 2018, $1.21 Put	1	172,880	0.11%
U.S. dollar / Chinese yuan May 2018 - July 2018, $6.13 - $6.30 Put	6	8,642,631	5.71%
Other currency future		20,295,271	13.41%
Foreign bond future		(449,389)	(0.30)%
Euro dollar 1 year Mid curve April 2018 - December 2018, $97.13 - $97.25 Put	4	3,976,563	2.63%
IMM Euro dollar December 2019 – December 2019, $96.50 - $97.75 Put	5	11,171,875	7.39%
U.S. bond future		3,187,500	2.11%
S&P 500 E-mini April 2018 - December 2018, $2,750.00 - $2,950.00 Call	2	5,538,000	3.66%
S&P 500 E-mini April 2018, $2,350.00 Put	1	2,625,000	1.73%
Total options		89,561,007	59.18%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2018.

Description	Number of Contracts / Notional Amounts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Natural gas May 2018 - December 2018	(1,407)	$(452,400)	(0.30)%
Soybean oil May 2018	(6,819)	(42,930)	(0.03)%
WTI crude oil May 2018 - December 2018	(739)	(686,220)	(0.45)%
Other commodity		2,943,659	1.95%
Foreign bond		(7,601,900)	(5.02)%
Foreign index		(1,939,489)	(1.28)%
Fed Fund 30 day April 2018 - October 2019	(91,016)	(143,553)	(0.10)%
Other interest rate		475,671	0.31%
U.S. bond		(309,797)	(0.20)%
S&P Emini 500	(225)	1,247,225	0.82%
Other U.S. index		203,740	0.13%
Total futures		(6,305,994)	(4.17)%

Forwards
U.S. dollar / Chinese yuan 04/03/2018 - 12/27/2018	CNY (3,118,808,631)	(8,119,640)	(5.37)%
U.S. dollar / Euro dollar 04/03/2018 – 04/04/2018	EUR (797,967,935)	1,360,420	0.90%
Other foreign currency		(8,992,296)	(5.94)%
Total forwards		(15,751,516)	(10.41)%

Options (proceeds $69,629,721)
Crude oil May 2018 - December 2019, $60.00 - $80.00 Call	(7)	(5,482,000)	(3.62)%
Crude oil November 2017 - September 2018, $40.00 - $62.50 Put	(6)	(2,962,500)	(1.96)%
Natural gas Euro option July 2018 - September 2018, $2.85 Call	(2)	(3,256,500)	(2.15)%
Natural gas Euro option May 2018 - September 2018, $2.60 - $2.85 Call	(3)	(3,901,000)	(2.58)%
Soybean May 2018, $1,020.00 Call	(1)	(831,250)	(0.55)%
Other commodity futures		(5,127,500)	(3.40)%
Euro / U.S. dollar April 2018 - December 2018, $1.25 - $1.42 Call	(12)	(4,162,555)	(2.75)%
Euro / U.S. dollar April 2018, $1.21 Put	(1)	(172,880)	(0.11)%
U.S. dollar / Chinese yuan May 2018 - July 2018, $6.10 - $6.20 Put	(3)	(2,121,950)	(1.40)%
Other currency futures		(7,087,219)	(4.68)%
Foreign bond future		405,493	0.27%
Euro dollar 1 year mid curve April 2018 - December 2018, $96.88 - $97.00 Put	(3)	(2,984,375)	(1.97)%
IMM Euro dollar option December 2018 - December 2019, $96.25 - $97.38 Put	(5)	(5,000,000)	(3.30)%
U.S. bond future		(1,062,500)	(0.70)%
S&P 500 E-mini April 2018 - December 2018, $2,800.00 - $3,150.00 Call	(2)	(1,844,250)	(1.22)%
S&P 500 E-mini April 2018, $2,150.00 Put	(1)	(1,050,000)	(0.69)%
Total options		(46,640,986)	(30.81)%
Total derivative financial instruments		$28,242,705	18.66%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2018.

Description	Principal / Number of Contracts / Notional Amounts	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd.
Fixed income securities owned (cost $62,362,617)
Bonds (cost $62,362,617)
United States (cost $62,362,617)
Government Bonds (cost $62,362,617)
U.S. Treasury bond 1.13% due 01/15/2019	$31,500,000	$31,264,980	42.20%
U.S. Treasury bond 1.38% due 01/15/2020	31,500,000	31,012,735	41.87%
Total Government Bonds		62,277,715	84.07%
Total fixed income securities owned (cost $62,362,617)		$62,277,715	84.07%

Derivative financial instruments
Long contracts
Futures
LME Aluminum June 2018	960	(4,863,775)	(6.57)%
Other commodity		6,394,072	8.63%
Currency		3,096	0.00%
Foreign bond		3,745,501	5.06%
Foreign index		(187,541)	(0.25)%
Interest rate		615,489	0.83%
U.S. index		(4,564,110)	(6.16)%
Total futures		1,142,732	1.54%

Forwards
Euro / U.S. dollar 04/03/2018 – 06/20/2018	EUR 191,494,256	(1,347,739)	(1.82)%
Foreign currency		(432,299)	(0.58)%
Total forwards		(1,780,038)	(2.40)%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2018.

Description	Number of Contracts / Notional Amounts	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd. (continued)
Derivative financial instruments (continued)
Short contracts
Futures
LME Aluminum June 2018	(1,635)	$4,130,253	5.58%
Other commodity		3,987,162	5.38%
Euro FX June 2018	(8)	11,481	0.02%
Other currency		(164,226)	(0.22)%
Foreign bond		(847,371)	(1.14)%
Foreign index		(295,704)	(0.40)%
90-Day Eurodollar June 2019	(4,554)	4,423,212	5.97%
Other interest rate		95,715	0.13%
U.S. 2yr – 10yr note June 2018	(8,990)	(4,349,234)	(5.87)%
Other U.S. bond		(1,813,110)	(2.45)%
U.S. index		8,778	0.01%
Total futures		5,186,956	7.01%

Forwards
U.S. dollar / Euro 04/03/2018 – 06/20/2018	$(34,957,959)	75,860	0.10%
Other foreign currency		231,552	0.31%
Total forwards		307,412	0.41%
Total derivative financial instruments		$4,857,062	6.56%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the fair value classification of each investment type by Master Fund as of March 31, 2018:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.
Assets
Level 1:
Commodity futures	$6,145,035	$20,444,190
Commodity futures options	22,042,125	-
Currency futures	-	37,395
Foreign bond futures	9,952,757	3,745,501
Foreign bond futures options	487,022	-
Foreign index futures	882,409	508,565
Interest rate futures	7,863,325	5,135,430
Interest rate futures options	16,937,501	-
U.S. bond futures	2,043,188	-
U.S. bond futures options	3,187,500	-
U.S. index futures	3,577,893	-
U.S. index futures options	8,163,000	-
Total Level 1	81,281,755	29,871,081

Level 2:
Foreign currency forwards	22,979,055	2,489,684
Foreign currency options	42,124,834	-
Government bonds*	-	62,277,715
Total Level 2	65,103,889	64,767,399
Total investment related assets	$146,385,644	$94,638,480

Liabilities
Level 1:
Commodity futures	$(8,589,096)	$(10,796,478)
Commodity futures options	(22,216,250)	-
Currency futures	-	(187,044)
Foreign bond futures	(7,601,900)	(847,371)
Foreign bond futures options	(530,918)	-
Foreign index futures	(3,478,241)	(991,810)
Interest rate futures	(14,680,636)	(1,014)
Interest rate futures options	(9,773,438)	-
U.S. bond futures	(309,797)	(6,162,344)
U.S. bond futures options	(1,062,500)	-
U.S. index futures	-	(4,555,332)
U.S. index futures options	(2,894,250)	-
Total Level 1	(71,137,026)	(23,541,393)

Level 2:
Foreign currency forwards	(33,461,308)	(3,962,310)
Foreign currency options	(13,544,605)	-
Total Level 2	(47,005,913)	(3,962,310)
Total investment related liabilities	$(118,142,939)	$(27,503,703)

* - See the Master Fund’s condensed schedule of investments for breakout of industry and geographic region.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham Commodity Strategies LLC based on its average quarterly notional amounts and number of contracts for the three months ended March 31, 2018. The table also displays the fair value of derivative contracts held by Graham Commodity Strategies LLC at March 31, 2018 categorized by primary underlying risk. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$457,990,262	13,237	$(591,986,484)	(12,615)	$6,145,035	$(8,589,096)
Options(a)	3,099,591,508	24,337	(114,953,104)	(22,850)	22,042,125	(22,216,250)
	3,557,581,770	37,574	(706,939,588)	(35,465)	28,187,160	(30,805,346)
Equity price
Futures	359,956,119	4,803	(110,028,529)	(1,015)	4,460,302	(3,478,241)
Options(a)	74,372,038	15,450	(100,775,608)	(18,950)	8,163,000	(2,894,250)
	434,328,157	20,253	(210,804,137)	(19,965)	12,623,302	(6,372,491)

Foreign currency exchange rate
Forwards	12,232,414,168	N/A	(4,598,880,498)	N/A	22,979,055	(33,461,308)
Options(a)	823,657,313	44	(775,731,380)	(77)	42,124,834	(13,544,605)
	13,056,071,481	44	(5,374,611,878)	(77)	65,103,889	(47,005,913)
Interest rate
Futures	32,026,683,849	83,843	(47,171,495,773)	(136,428)	19,859,270	(22,592,333)
Options(a)	4,377,593,316	92,754	(6,733,020,571)	(89,250)	20,612,023	(11,366,856)
	36,404,277,165	176,597	(53,904,516,344)	(225,678)	40,471,293	(33,959,189)
Total	$53,452,258,573	234,468	$(60,196,871,947)	(281,185)	$146,385,644	$(118,142,939)

(a) – Notional amounts for options are based on the delta-adjusted positions.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham K4D Trading Ltd. based on its average quarterly notional amounts and number of contracts for the three months ended March 31, 2018. The table also displays the fair value of derivative contracts held by Graham K4D Trading Ltd. at March 31, 2018 categorized by primary underlying risk. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$539,657,579	8,275	$(306,466,424)	(5,562)	$20,444,190	$(10,796,478)
	539,657,579	8,275	(306,466,424)	(5,562)	20,444,190	(10,796,478)

Equity price
Futures	172,290,891	1,419	(237,513,286)	(3,730)	508,565	(5,547,142)
	172,290,891	1,419	(237,513,286)	(3,730)	508,565	(5,547,142)
Foreign currency exchange rate
Forwards	648,712,114	N/A	(402,287,375)	N/A	2,489,684	(3,962,310)
Futures	2,875,338	36	(29,945,888)	(475)	37,395	(187,044)
	651,587,452	36	(432,233,263)	(475)	2,527,079	(4,149,354)

Interest rate
Futures	1,606,515,769	7,804	(2,912,082,787)	(17,313)	8,880,931	(7,010,729)
	1,606,515,769	7,804	(2,912,082,787)	(17,313)	8,880,931	(7,010,729)
Total	$2,970,051,691	17,534	$(3,888,295,760)	(26,935)	$32,360,765	$(27,503,703)

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

When multiple derivative contracts are held with the same counterparty, the Master Funds will net the contracts in an asset position with the contracts in a liability position when covered by a master netting agreement or similar arrangements, for presentation in the statements of financial condition. The table below displays the amounts at March 31, 2018 by which the fair values of both derivative assets and derivative liabilities were reduced within the Master Funds’ statements of financial condition as a result of this netting. Gross amounts below correspond to the total derivative asset and derivative liability balances categorized by primary underlying risk and product type in the preceding tables. Collateral pledged (received) for derivative assets and liabilities represent the cash amounts which are included in due from brokers on the statements of financial condition. Actual collateral pledged or received by the Master Funds may exceed these amounts.

Description	Gross Amount	Gross Amount Offset in the Statements of Financial Condition	Net Amount Presented in the Statements of Financial Condition	Collateral (Received) / Pledged	Net Amount

Graham Commodity Strategies LLC[1]
Derivative assets	$146,385,644	$(108,127,843)	$38,257,801	$-	$38,257,801
Derivative liabilities	(118,142,939)	108,127,843	(10,015,096)	10,015,096	-

Graham K4D Trading Ltd.[2]
Derivative assets	$32,360,765	$(26,044,192)	$6,316,573	$-	$6,316,573
Derivative liabilities	(27,503,703)	26,044,192	(1,459,511)	1,459,511	-

1 Net derivative asset and liability amounts presented in the statements of financial condition are held with four counterparties. The Master Fund has pledged offsetting collateral to one of those counterparties as of March 31, 2018. At March 31, 2018, additional collateral pledged in the amount of $107,926,280 was posted in support of derivative positions and is included in due from brokers on the statements of financial condition.

2 Net derivative asset and liability amounts presented in the statement of financial condition are held with two counterparties. The Master Fund has pledged offsetting collateral to these counterparties as of March 31, 2018. At March 31, 2018, additional collateral pledged in the amount of $7,880,048 was posted in support of derivative positions and is included in due from brokers on the statement of financial condition.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the results of operations of each Master Fund for the three months ended March 31, 2018:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.

Net investment income	$282,598	$324,223

Net realized gain (loss) on investments	174,143,394	(14,029,364)
Net decrease in unrealized appreciation on investments	(23,309,411)	(30,542,259)
Brokerage commissions and fees	(5,837,575)	(225,763)
Net gain (loss) on investments	144,996,408	(44,797,386)
Net income (loss)	$145,279,006	$(44,473,163)

The following table shows the gains and losses on all financial instruments held by the Master Funds reported in net realized gain (loss) and net increase (decrease) in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the three months ended March 31, 2018:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.
Commodity price
Futures	$36,684	$(14,457,132)
Options	7,057,302	-
	7,093,986	(14,457,132)
Equity price
Equities	490,700	(181,500)
Futures	28,261,353	(14,962,755)
Options	4,858,995	-
	33,611,048	(15,144,255)
Foreign currency exchange rate
Forwards	8,570,002	(7,873,408)
Futures	(62,925)	203,191
Options	(8,360,347)	-
	146,730	(7,670,217)
Interest rate
Fixed income securities	-	(84,902)
Futures	105,920,215	(7,215,117)
Options	4,062,004	-
	109,982,219	(7,300,019)
Total	$150,833,983	$(44,571,623)

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
Graham Commodity Strategies LLC
Derivative financial instruments
Long contracts
Futures
Natural gas February 2018		658	$2,158,330	1.78%
Other commodity			5,434,751	4.48%
Foreign index			(354,017)	(0.29)%
Interest rate			(623,605)	(0.52)%
U.S. 2yr – 5yr note March 2018		10,027	850,898	0.70%
U.S. Ultra bond March 2018		313	991,875	0.82%
U.S. index			51,870	0.04%
Total futures			8,510,102	7.01%

Forwards
Chinese yuan / U.S. dollar 01/05/2018 – 06/27/2018	CNY	5,455,827,240	10,139,758	8.36%
Euro / U.S. dollar 01/02/2018 – 01/03/2018	EUR	931,390,201	4,434,234	3.66%
Other foreign currency			6,345,166	5.23%
Total forwards			20,919,158	17.25%

Options (cost $54,432,797)
Natural gas Euro February 2018 – March 2018, $2.85 – $4.00 Call		5	5,500,625	4.54%
Natural gas Euro April 2018, $2.40 Put		1	243,000	0.20%
Other commodity futures			6,436,170	5.30%
Euro / U.S. dollar January 2018 – June 2018, $1.20 – $1.25 Call		8	12,619,168	10.40%
U.S. dollar / Chinese yuan January 2018 – March 2018, $6.52 – $6.53 Put		2	1,194,579	0.99%
Other currency			4,387,683	3.62%
Euro Bund February 2018 – March 2018, $159.50 – $161.50 Put		4	2,750,159	2.27%
Interest rate futures			920,619	0.76%
U.S. index futures			2,361,250	1.95%
Total options			36,413,253	30.03%

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
Graham Commodity Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity			$(4,482,357)	(3.69)%
Euro Bund March 2018		(900)	306,192	0.25%
Euro Buxl 30 Year bond March 2018		(1,215)	4,378,522	3.61%
Euro Bobl March 2018		(500)	54,045	0.04%
Other foreign bond			4,280,253	3.53%
Interest rate			2,869,308	2.37%
U.S. 5yr - 10yr note March 2018		(9,478)	(784,141)	(0.65)%
U.S. Long bond March 2018		(2,850)	(5,533,781)	(4.56)%
Total futures			1,088,041	0.90%

Forwards
U.S. dollar / Chinese yuan 01/05/2018 - 12/27/2018	CNY	(3,140,200,529)	(4,654,222)	(3.84)%
U.S. dollar / Euro dollar 01/02/2018 - 01/03/2018	EUR	(170,559,412)	(460,013)	(0.38)%
Other foreign currency			(6,278,444)	(5.17)%
Total forwards			(11,392,679)	(9.39)%

Options (proceeds $22,973,074)
Natural gas Euro February 2018 - March 2018, $3.10 - $3.50 Call		(2)	(1,806,500)	(1.49)%
Natural gas Euro July 2018 - December 2018, $2.80 Put		(6)	(1,707,000)	(1.41)%
Other commodity futures			(2,961,175)	(2.44)%
Euro dollar / U.S. dollar January 2018 - May 2018, $1.20 - $1.30 Call		(5)	(3,531,255)	(2.91)%
Other currency			(1,688,050)	(1.39)%
Euro Bund February 2018 - March 2018, $158.50 - $160.50 Put		(3)	(1,611,205)	(1.33)%
Interest rate futures			319,245	0.26%
U.S. index futures			(1,976,250)	(1.63)%
Total options			(14,962,190)	(12.34)%
Total derivative financial instruments			$40,575,685	33.46%

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

1 Net derivative asset and liability amounts presented in the statements of financial condition are held with five counterparties. The Fund has pledged offsetting collateral to one of those counterparties as of December 31, 2017. At December 31, 2017, additional collateral pledged in the amount of $73,469,262 was posted in support of derivative positions and is included in due from brokers on the statements of financial condition.

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

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC

GAIT invests a portion of its excess liquidity in Cash Assets, an entity for which the Manager is also the sole investment advisor. Cash Assets commenced operations on June 22, 2005, and was formed as a Delaware Limited Liability Company for the purpose of consolidating investment activity of multiple funds managed by the Manager. Its objective is to preserve capital while enhancing return on cash balances and providing daily liquidity. It invests in debt obligations guaranteed by the U.S. federal government which range in maturity from one to thirty months. Cash Assets also maintains cash and cash equivalents on deposit with major U.S. institutions. Cash Assets values all fixed income securities at amortized cost which approximates fair value. GAIT’s investment in Cash Assets is valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP based upon GAIT’s proportionate share of Cash Assets’ reported net asset value. GAIT records its proportionate share of Cash Assets’ investment income and expenses on a monthly basis. For the three months ended March 31, 2018 and 2017, the total amount recognized by GAIT with respect to its investment in Cash Assets was $243,153 and $197,825, respectively. These amounts are included in interest income in the statements of operations and incentive allocation. At March 31, 2018 and December 31, 2017, GAIT owned approximately 1.31% and 1.39%, respectively, of Cash Assets. The following table summarizes the financial position of Cash Assets as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Assets:
Cash and cash equivalents	$620,235,326	$793,958,319
Investments in fixed income securities (amortized cost $4,829,400,122 and $4,468,747,923, respectively)	4,829,400,122	4,468,747,923
Accrued interest receivable	13,207,367	11,157,235
Total assets	5,462,842,815	5,273,863,477
Members’ capital	$5,462,842,815	$5,273,863,477

The following table summarizes the results of operations of Cash Assets for the three months ended March 31, 2018 and 2017:

	2018	2017
Investment income
Interest income	$18,318,485	$7,594,812
Total investment income	18,318,485	7,594,812

Expenses:
Bank fee expense	23,740	14,666
Total expenses	23,740	14,666
Net investment income	18,294,745	7,580,146
Net income	$18,294,745	$7,580,146

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

The following represents the condensed schedule of investments of Cash Assets as of March 31, 2018:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (amortized cost $4,829,400,122)
United States
Government Bonds (amortized cost $4,479,610,677)
U.S. Treasury bonds 0.63% – 1.50% due 04/15/2018 – 09/15/2020	$4,500,000,000	$4,479,610,677	82.00%
Total Government Bonds		4,479,610,677	82.00%

Treasury Bills (amortized cost $349,789,445)
U.S. Treasury bills 0.00% due 04/05/2018 – 04/19/2018	350,000,000	349,789,445	6.40%
Total Treasury Bills		349,789,445	6.40%
Total United States		4,829,400,122	88.40%
Total Investments in Fixed Income Securities		$4,829,400,122	88.40%

The following represents the condensed schedule of investments of Cash Assets as of December 31, 2017:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (amortized cost $4,468,747,923)
United States
Government Bonds (amortized cost $4,043,922,365)
U.S. Treasury bonds 0.63% – 3.13% due 01/15/2018 – 04/30/2020	$4,050,000,000	$4,043,922,365	76.68%
Total Government Bonds		4,043,922,365	76.68%

Treasury Bills (amortized cost $424,825,558)
U.S. Treasury bills 0.00% due 01/04/2018 – 01/25/2018	425,000,000	424,825,558	8.05%
Total Treasury Bills		424,825,558	8.05%
Total United States		4,468,747,923	84.73%
Total Investments in Fixed Income Securities		$4,468,747,923	84.73%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

Cash Assets reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP. The following table shows the fair value classification of each investment type held by Cash Assets as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Assets
Level 2:
Fixed income securities
Government bonds	$4,479,610,677	$4,043,922,365
Treasury bills	349,789,445	424,825,558
Total fixed income securities	4,829,400,122	4,468,747,923
Total Level 2	4,829,400,122	4,468,747,923
Total assets	$4,829,400,122	$4,468,747,923

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

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

6. Fees and Related Party Transactions

Advisory Fees

Each Class of GAIT other than Class M paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate of the Net Asset Value of such Class specified for the periods in the table below. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is effected with respect to Units of such Class during the month. The Advisory Fees paid to the Manager for the three months ended March 31, 2018 and 2017 were $299,866 and $556,945, respectively.

Period	Annual Rate

For the period from January 1, 2017 through June 30, 2017	1.75%
For the period from July 1, 2017 through March 31, 2018	1.50%

Sponsor Fees

Each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Net Asset Value specified for the periods in the table below. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee. The Sponsor Fees paid to the Manager for the three months ended March 31, 2018 and 2017 were $162,493 and $433,210, respectively.

Period	Class 0	Class 2

For the period from January 1, 2017 through March 31, 2017	0.75%	2.75%
For the period from April 1, 2017 through June 30, 2017	0.75%	1.50%
For the period from July 1, 2017 through March 31, 2018	0.50%	1.25%

Incentive Allocation

At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced effective as of the date of any redemption of any Units of such class by multiplying the loss carryforward by the ratio that the amount of assets redeemed from such class bears to the net assets of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made. There was no Incentive Allocation for the three months ended March 31, 2018 and 2017.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

6. Fees and Related Party Transactions (continued)

Administrator’s Fee

For the three months ended March 31, 2018 and 2017, GAIT paid SEI a monthly administrator’s fee based on GAIT’s net asset value, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, incurred by GAIT were $26,182 and $43,269, respectively, of which $8,689 and $14,600 was accrued as of March 31, 2018 and 2017, respectively.

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

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing GAIT’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a more-likely-than-not threshold would be recorded as a tax expense in the current year and GAIT identifies its major tax jurisdictions as U.S. Federal and Connecticut State. The Manager has evaluated GAIT’s tax positions and has concluded that there are no significant tax positions requiring recognition, measurement or disclosure in the financial statements for open tax years 2015 through 2017 or expected to be taken in GAIT’s 2018 tax returns. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination.

8. Financial Highlights

The following is the per Unit operating performance calculation for the three months ended March 31, 2018 and 2017:

	Class 0	Class 2
Per unit operating performance
Net asset value per unit, December 31, 2016	$146.92	$107.43
Net loss:
Net investment loss	(0.84)	(1.13)
Net loss on investments	(1.73)	(1.27)
Net loss	(2.57)	(2.40)
Net asset value per unit, March 31, 2017	$144.35	$105.03

Net asset value per unit, December 31, 2017	$140.90	$101.94
Net income:
Net investment loss	(0.39)	(0.47)
Net gain on investments	2.73	1.97
Net income	2.34	1.50
Net asset value per unit, March 31, 2018	$143.24	$103.44

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

8. Financial Highlights (continued)

The following represents ratios to average members’ capital, excluding the Managing Member, and total return for the three months ended March 31, 2018 and 2017:

	Class 0		Class 2
	2018	2017	2018	2017

Total return before Incentive Allocation	1.66%	(1.75)%	1.47%	(2.23)%
Incentive Allocation	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	1.66%	(1.75)%	1.47%	(2.23)%

Net investment loss before Incentive Allocation	(0.27)%	(0.58)%	(0.45)%	(1.07)%
Incentive Allocation	0.00	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(0.27)%	(0.58)%	(0.45)%	(1.07)%

Total expenses before Incentive Allocation	0.60%	0.73%	0.78%	1.22%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	0.60%	0.73%	0.78%	1.22%

Total return is calculated for Class 0 and Class 2 units taken as a whole. Total return is calculated as the change in total members’ capital, excluding that of the Managing Member, adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for the Class 0 and Class 2 units taken as a whole and include amounts from GAIT and net investment loss and expenses allocated from Master Funds and investment income from Cash Assets. The computation of such ratios is based on the amount of net investment loss, total expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of members’ capital of GAIT, excluding that of the Managing Member, for the three months ended March 31, 2018 and 2017, and are not annualized.

9. Subsequent Events

GAIT had no subscriptions and redemptions of approximately $0.7 million from April 1, 2018 through May 15, 2018, the date through which subsequent events were evaluated by management. These amounts have not been included in the financial statements.

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements within this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements. Forward-looking statements are those that do not relate solely to historical facts. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. You can identify these statements by the use of words such as “may,” “will,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “continue,” “further,” “seek,” “plan,” or “project” and variations of these words or comparable words or phrases of similar meaning. These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected, including the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2017 under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We undertake no obligation to update publicly or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

(a)	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our annual consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2017 included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 29, 2018. This discussion should also be read in conjunction with “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis. For the purposes of this filing beginning with Item 2, the term “Fund” shall include the Blended Strategies Portfolio of GAIF II, GAIT, and the Master Funds in which they invest, unless the context implies otherwise. The Fund does not engage in the sale of goods or services. The Fund’s capital consists of capital contributions of the members, as increased or decreased by gains and losses from its investments in the Master Funds, interest, expenses and redemptions. Its only assets are its investments in the Master Funds. The Master Funds do not engage in the sale of goods or services. Their assets are comprised of the equity in their accounts with clearing brokers and OTC counterparties, in each case consisting of cash, open trade equity on derivatives and the net option premium paid or received. In the case of Graham Cash Assets LLC (“Cash Assets”), the assets consist of investments in debt obligations guaranteed by the U.S. federal government, as well as cash and cash equivalents.

For the three months ended March 31, 2018, the Blended Strategies Portfolio’s net asset value decreased by $415,912 or -1.1%. The net decrease in the Blended Strategies Portfolio was attributable to redemptions totaling $1,028,376 or -2.8% offset by net income of $612,464 or 1.7%, for the period.

For the three months ended March 31, 2017, the Blended Strategies Portfolio’s net asset value decreased by $8,135,771 or -12.8%. The net decrease in the Blended Strategies Portfolio was attributable to total subscriptions of $309,000 or 0.5% offset by redemptions totaling $7,200,473 or -11.3% and a net loss of $1,244,298 or -2.0%, for the period.

(i)	Results of Operations

The Fund’s success depends primarily upon the Manager’s ability to recognize and capitalize on market trends in the different and varied sectors of the global financial markets in which it trades.

Index
2018 Summary

Three Months Ended March 31, 2018

For the three months ended March 31, 2018, the Blended Strategies Portfolio experienced net trading gains of $817,331. The trading results are attributable to the following sectors:

Agriculture / Softs	$(871)
Base metals	(193,053)
Energy	22,093
Equities	45,079
Foreign exchange	(171,501)
Long term / Intermediate rates	(324,419)
Precious metals	(80,549)
Short term rates	1,520,552
$817,331

The Blended Strategies Portfolio recorded a net gain for the first quarter of 2018. The majority of the gains resulted from positions in short term rates, most notably on the front end of the yield curve in the U.S. The portfolio experienced losses in commodity futures as gains from positions in energy were more than offset by losses in metals. The portfolio also recorded losses in foreign exchange, which offset a portion of the overall gains for the period.

Advisory, Sponsor, and Administrator’s Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the three months ended March 31, 2018, Advisory Fees decreased by $108,358 or -43.2%, Sponsor Fees decreased by $112,556 or -60.3%, and Administrator’s Fees decreased by $7,059 or -36.6% in the Fund over the corresponding period of the preceding year. These decreases are attributable to lower net assets of the portfolio resulting from redemptions partially offset by net income for the period. The decrease in Sponsor Fees is also attributable to a reduction of the Class 2 Sponsor Fee rate from 2.75% in the first quarter of 2017 to 1.25% in the first quarter of 2018. The decrease in Sponsor Fees is also attributable to a reduction of the Class 0 Sponsor Fee rate from 0.75% in the first quarter of 2017 to 0.50% in the first quarter of 2018. The decrease in Advisory Fees is also attributable to a reduction of the Advisory Fee rate from 1.75% in the first quarter of 2017 to 1.50% in the first quarter of 2018. During the same period, interest income increased by $32,090 or 34.6%. Interest was earned on free cash at an average annualized yield of 1.31% for the three months ended March 31, 2018 compared to 0.68% for the same period in 2017.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the three months ended March 31, 2018 and 2017 the portfolio has not yet recovered previous losses. As a result, there was no Incentive Allocation for those periods.

Index
The following table illustrates the sector distribution of the Fund’s investments in Master Funds as of March 31, 2018 based on the fair value of the underlying assets and liabilities in each Master Fund including both long and short positions. Positive percentages represent net assets whereas negative percentages represent a net liability.

Agriculture / Softs	10.1%
Base metals	(2.1)%
Energy	(9.7)%
Equities	7.5%
Foreign exchange	31.2%
Long term / Intermediate rates	21.3%
Precious metals	4.1%
Short term rates	37.6%
100.0%

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

Blended Strategies Portfolio
March 31, 2018	10.03%
December 31, 2017	9.63%
March 31, 2017	12.09%

Other than any potential market-imposed limitations on liquidity, the Fund’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Fund’s futures trading. Through March 31, 2018, the Fund experienced no meaningful periods of illiquidity in any of the markets traded by the Manager on behalf of the Fund.

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

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a more-likely-than-not threshold would be recorded as a tax expense in the current year and the Fund identifies its major tax jurisdictions as U.S. Federal and Connecticut State. The Manager has evaluated the Fund’s tax positions and has concluded that there are no significant tax positions requiring recognition, measurement or disclosure in the financial statements for open tax years 2015 through 2017 or expected to be taken in the Fund’s 2018 tax returns. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination.

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

Based on their evaluation as of March 31, 2018, the Manager, along with the Manager’s principal executive officer and principal financial officer, has concluded that the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

Changes in Internal Control Over Financial Reporting

There were no changes to the Fund’s internal control over financial reporting during the first quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Index
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in our 2017 Form 10-K.

Operational Risks.  The Manager is responsible for developing, implementing and operating appropriate systems and procedures to execute all investment transactions and monitor and control operational risk on behalf of the Fund.  The Manager relies on its execution, financial, accounting and other data processing systems to trade, clear and settle all transactions, to evaluate and monitor potential and existing portfolio investments, and to generate risk management and other reports that are critical to oversight of client accounts.  Certain of the Manager's operations are dependent upon systems operated by third parties, including the Fund’s administrator, prime brokers, counterparties, electronic exchanges, other execution platforms and their various service providers.  The Manager may not be in a position to verify the reliability of such third-party systems or data.  Failure of or errors in such systems could result in mistakes or delays in the execution, confirmation or settlement of transactions, or in transactions not being properly booked, evaluated or accounted for.  The increasing reliance on internet-based programs and applications to conduct transactions and store data also creates increased security risks.  Targeted cyber-attacks, or accidental events, can lead to a breach in computer and data systems and access by unauthorized persons to sensitive transactional or personal information.  Data taken in breaches may be used by criminals to commit identity theft, obtain loans or payments under false identities, and other crimes.  Cybersecurity breaches at the Manager or its service providers or counterparties may directly or indirectly affect the Fund, and could lead to theft, data corruption, interference with business operations, disruption of operational systems, interference with the Manager's or the Fund’s ability to execute transactions, direct financial loss or reputational damage, or violations of applicable laws related to data and privacy protection and consumer protection.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2018, the Fund issued no Units with respect to the Blended Strategies Portfolio.

Issuer Purchases of Units

Date	(a) Total Number of Units Purchased[1]	(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2018	2,094.783	123.35	N/A	N/A
February 1 - February 28, 2018	3,820.964	125.81	N/A	N/A
March 1 - March 31, 2018	2,217.330	130.46	N/A	N/A
TOTAL	8,133.077	126.44	N/A	N/A

1 Represents number of Units redeemed by Members of the Fund in accordance with the LLC Agreement.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Mine Safety Disclosures – None

Item 5.	Other Information – None

Index
Item 6.	Exhibits

* 3.1	Certificate of Formation of Graham Alternative Investment Fund II LLC
** 3.2	Amendment to Certificate of Formation of Graham Alternative Investment Fund II LLC
** 4.1	Amended and Restated Limited Liability Company Agreement of Graham Alternative Investment Fund II LLC
*** 31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of Principal Executive Officer)
*** 31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer)
*** 32.1	Section 1350 Certification (Certification of Principal Executive Officer and Chief Financial Officer)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

Dated: May 15, 2018	GRAHAM ALTERNATIVE INVESTMENT FUND II LLC BLENDED STRATEGIES PORTFOLIO

	By:	GRAHAM CAPITAL MANAGEMENT, L.P. its Manager

By:	/s/	Paul Sedlack
Paul Sedlack, Principal Executive Officer

By:	/s/	Brian Douglas
Brian Douglas, Chief Financial Officer