Form 10-Q
period 2018-06-30
GRAHAM ALTERNATIVE INVESTMENT FUND II LLC
filed 2018-08-14
CIK 1461237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of the
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Yes ☐  No ☒

As of August 1, 2018, 281,604.772 Units of the Blended Strategies Portfolio were outstanding.

GRAHAM ALTERNATIVE INVESTMENT FUND II LLC

BLENDED STRATEGIES PORTFOLIO
FORM 10-Q

PART II - Other Information		68

Exhibits

EX - 31.1	Certification
EX - 31.2	Certification
EX - 32.1	Certification

Index
PART I

Item 1.	Financial Statements

Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Consolidated Statements of Financial Condition

	June 30, 2018 (Unaudited)	December 31, 2017 (Audited)

Assets
Investment in Graham Alternative Investment Trading LLC, at fair value	$35,044,762	$37,181,465
Redemption receivable from Graham Alternative Investment Trading LLC	385,728	102,320
Total assets	$35,430,490	$37,283,785

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$385,728	$102,320
Total liabilities	385,728	102,320

Members’ capital:
Class 0 Units (157,963.299 and 164,393.539 units issued and outstanding at $141.08 and $140.90, respectively)	22,286,065	23,163,675
Class 2 Units (125,467.827 and 137,512.329 units issued and outstanding at $101.69 and $101.94, respectively)	12,758,697	14,017,790
Total members’ capital	35,044,762	37,181,465
Total liabilities and members’ capital	$35,430,490	$37,283,785

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Unaudited Consolidated Statements of Operations

	Three months ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net (loss) gain allocated from investment in Graham Alternative Investment Trading LLC
Net realized (loss) gain on investments	$(191,553)	$(1,112,000)	$1,598,533	$(868,590)
Net decrease in unrealized appreciation on investments	(208,344)	(953,942)	(1,181,099)	(1,945,658)
Brokerage commissions and fees	(61,692)	(80,294)	(139,793)	(164,202)
Net (loss) gain allocated from investment in Graham Alternative Investment Trading LLC	(461,589)	(2,146,236)	277,641	(2,978,450)

Net investment loss allocated from investment in Graham Alternative Investment Trading LLC
Investment income
Interest income	137,950	101,332	262,863	194,155

Expenses
Advisory fees	136,112	229,777	278,298	480,321
Sponsor fees	70,789	127,085	144,903	313,755
Professional fees and other	27,456	67,594	50,606	115,999
Administrator’s fees	11,740	17,405	23,969	36,693
Incentive allocation	-	-	-	-
Total expenses	246,097	441,861	497,776	946,768
Net investment loss allocated from investment in Graham Alternative Investment Trading LLC	(108,147)	(340,529)	(234,913)	(752,613)
Net (loss) income	$(569,736)	$(2,486,765)	$42,728	$(3,731,063)

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Unaudited Consolidated Statements of Changes in Members’ Capital

For the six months ended June 30, 2018 and 2017

	Class 0 Units		Class 2 Units
	Units	Capital	Units	Capital	Total Members’ Capital

Members’ capital, December 31, 2016	319,296.990	$46,912,306	154,401.114	$16,586,934	$63,499,240
Subscriptions	2,144.439	309,000	1,354.166	140,000	449,000
Redemptions	(64,024.431)	(9,130,653)	(9,692.305)	(1,000,130)	(10,130,783)
Net loss	–	(2,620,281)	–	(1,110,782)	(3,731,063)
Members’ capital, June 30, 2017	257,416.998	$35,470,372	146,062.975	$14,616,022	$50,086,394

	Class 0 Units		Class 2 Units
	Units	Capital	Units	Capital	Total Members’ Capital

Members’ capital, December 31, 2017	164,393.539	$23,163,675	137,512.329	$14,017,790	$37,181,465
Subscriptions	–	–	–	–	–
Redemptions	(6,430.240)	(930,197)	(12,044.502)	(1,249,234)	(2,179,431)
Net income (loss)	–	52,587	–	(9,859)	42,728
Members’ capital, June 30, 2018	157,963.299	$22,286,065	125,467.827	$12,758,697	$35,044,762

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Unaudited Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2018	2017
Cash flows provided by operating activities
Net income (loss)	$42,728	$(3,731,063)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net (income) loss allocated from investment in Graham Alternative Investment Trading LLC	(42,728)	3,731,063
Proceeds from sale of investments in Graham Alternative Investment Trading LLC	1,896,023	10,116,318
Investments in Graham Alternative Investment Trading LLC	–	(449,000)
Net cash provided by operating activities	1,896,023	9,667,318

Cash flows used in financing activities
Subscriptions	–	449,000
Redemptions	(1,896,023)	(10,116,318)
Net cash used in financing activities	(1,896,023)	(9,667,318)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Notes to Unaudited Consolidated Financial Statements

June 30, 2018

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

At June 30, 2018 and December 31, 2017, the Fund owned 47.33% and 46.14%, respectively of GAIT.

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

The Fund’s investment in GAIT has been valued at net asset value using the practical expedient. Accordingly under U.S. GAAP, this investment is excluded from categorization in the fair value hierarchy. There were no Level 3 assets or liabilities held at any point during the six months ended June 30, 2018 or the year ended December 31, 2017 by the Fund, GAIT, the Master Funds or Cash Assets and there were no transfers between levels during those periods. Transfers between levels, if any, are recognized as of the beginning of the year.

Indemnifications

In the normal course of business, the Master Funds, GAIT, Cash Assets, and the Fund enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. The Fund’s maximum exposure under these arrangements is unknown; however, the Fund has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At June 30, 2018 and December 31, 2017, no accruals have been recorded by the Fund for indemnifications.

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

Redemption Fees

Class 0 Units are not subject to a redemption fee. For the period from January 1, 2017 to March 31, 2017, Class 2 Units were subject to a redemption fee equal to 2% of their Net Asset Value if redeemed within six months from their subscription date and a redemption fee equal to 1% of their Net Asset Value if redeemed more than six and less than twelve months from their subscription date. Effective April 1, 2017, Class 2 Units were subject to a redemption fee equal to 0.75% of their Net Asset Value if redeemed within six months from their subscription date and a redemption fee equal to 0.40% of their Net Asset Value if redeemed more than six and less than twelve months from their subscription date. Effective July 1, 2017, Class 2 Units are no longer subject to a redemption fee. Redemption fees were payable to the Manager upon redemption of Units from the proceeds of such redemption. There were no such redemption fees paid to the Manager for the six months ended June 30, 2017.

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Notes to Unaudited Consolidated Financial Statements (continued)

4. Fees and Related Party Transactions

Advisory Fees

Each Class of GAIT other than Class M paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate of the Net Asset Value of such Class specified for the periods in the table below. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is effected with respect to Units of such Class during the month. For the six months ended June 30, 2018 and 2017, the Advisory Fees allocated to the Fund by each Class of GAIT totaled $278,298 and $480,321, respectively.

Period	Annual Rate

For the period from January 1, 2017 through June 30, 2017	1.75%
For the period from July 1, 2017 through June 30, 2018	1.50%

Sponsor Fees

Each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Net Asset Value specified in the table below. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee. For the six months ended June 30, 2018 and 2017, the Sponsor Fees allocated to the Fund by each Class of GAIT totaled $144,903 and $313,755, respectively.

Period	Class 0	Class 2

For the period from January 1, 2017 through March 31, 2017	0.75%	2.75%
For the period from April 1, 2017 through June 30, 2017	0.75%	1.50%
For the period from July 1, 2017 through June 30, 2018	0.50%	1.25%

Incentive Allocation

At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class of GAIT, as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced, effective as of the date of any redemption of any Units of such class, by multiplying the loss carryforward by the ratio that the amount of assets redeemed from such class bears to the net assets of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made to the Manager. There was no Incentive Allocation allocated to the Fund by GAIT for the six months ended June 30, 2018 and 2017.

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Notes to Unaudited Consolidated Financial Statements (continued)

4. Fees and Related Party Transactions (continued)

Administrator’s Fee

For the six months ended June 30, 2018 and 2017, GAIT paid SEI a monthly administrator’s fee based on GAIT’s net asset value, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, allocated to the Fund by GAIT for the six months ended June 30, 2018 and 2017 were $23,969 and $36,693, respectively.

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

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Notes to Unaudited Consolidated Financial Statements (continued)

6. Financial Highlights

The following is the per Unit operating performance calculation for the three months ended June 30, 2018 and 2017:

	Class 0	Class 2
Per unit operating performance
Net asset value per unit, March 31, 2017	$144.35	$105.03
Net loss:
Net investment loss	(0.84)	(0.81)
Net loss on investments	(5.72)	(4.15)
Net loss	(6.56)	(4.96)
Net asset value per unit, June 30, 2017	$137.79	$100.07

Net asset value per unit, March 31, 2018	$143.24	$103.44
Net loss:
Net investment loss	(0.33)	(0.43)
Net loss on investments	(1.83)	(1.32)
Net loss	(2.16)	(1.75)
Net asset value per unit, June 30, 2018	$141.08	$101.69

The following represents ratios to average members’ capital and total return for the three months ended June 30, 2018 and 2017:

	Class 0		Class 2
	2018	2017	2018	2017

Total return before Incentive Allocation	(1.51)%	(4.54)%	(1.69)%	(4.72)%
Incentive Allocation	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	(1.51)%	(4.54)%	(1.69)%	(4.72)%

Net investment loss before Incentive Allocation	(0.23)%	(0.60)%	(0.42)%	(0.79)%
Incentive Allocation	0.00	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(0.23)%	(0.60)%	(0.42)%	(0.79)%

Total expenses before Incentive Allocation	0.61%	0.79%	0.80%	0.98%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	0.61%	0.79%	0.80%	0.98%

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Notes to Unaudited Consolidated Financial Statements (continued)

6. Financial Highlights (continued)

The following is the per Unit operating performance calculation for the six months ended June 30, 2018 and 2017:

	Class 0	Class 2
Per unit operating performance
Net asset value per unit, December 31, 2016	$146.92	$107.43
Net loss:
Net investment loss	(1.68)	(1.95)
Net loss on investments	(7.45)	(5.41)
Net loss	(9.13)	(7.36)
Net asset value per unit, June 30, 2017	$137.79	$100.07

Net asset value per unit, December 31, 2017	$140.90	$101.94
Net income (loss):
Net investment loss	(0.71)	(0.91)
Net gain on investments	0.89	0.66
Net income (loss)	0.18	(0.25)
Net asset value per unit, June 30, 2018	$141.08	$101.69

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Notes to Unaudited Consolidated Financial Statements (continued)

6. Financial Highlights (continued)

The following represents ratios to average members’ capital and total return for the six month periods ended June 30, 2018 and 2017:

	Class 0		Class 2
	2018	2017	2018	2017

Total return before Incentive Allocation	0.13%	(6.21)%	(0.25)%	(6.85)%
Incentive Allocation	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	0.13%	(6.21)%	(0.25)%	(6.85)%

Net investment loss before Incentive Allocation	(0.49)%	(1.18)%	(0.87)%	(1.87)%
Incentive Allocation	0.00	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(0.49)%	(1.18)%	(0.87)%	(1.87)%

Total expenses before Incentive Allocation	1.20%	1.53%	1.59%	2.23%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	1.20%	1.53%	1.59%	2.23%

Total return is calculated for Class 0 and Class 2 Units taken as a whole. Total return is calculated as the change in total members’ capital adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for Class 0 and Class 2 Units taken as a whole and include net amounts allocated from GAIT. The computation of such ratios is based on the amount of net investment loss, expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of members’ capital for Class 0 and Class 2 Units of the Fund for the three and six months ended June 30, 2018 and 2017, and are not annualized.

7. Subsequent Events

The Fund had no subscriptions and redemptions of approximately $0.2 million from July 1, 2018 through August 14, 2018, the date through which subsequent events were evaluated by management. These amounts have not been included in the consolidated financial statements.

Index
Graham Alternative Investment Trading LLC

Statements of Financial Condition

	June 30, 2018 (Unaudited)	December 31, 2017 (Audited)
Assets
Investments in Master Funds, at fair value	$8,075,872	$7,809,515
Investment in Graham Cash Assets LLC, at fair value	67,726,734	73,474,604
Receivable from Master Funds	345	101
Total assets	$75,802,951	$81,284,220

Liabilities and members’ capital
Liabilities:
Accrued redemptions	$1,538,040	$367,689
Accrued advisory fees	91,902	101,840
Accrued professional fees	74,591	171,603
Accrued sponsor fees	50,013	54,975
Accrued administrator’s fee	8,047	9,041
Total liabilities	1,762,593	705,148

Members’ capital:
Class 0 Units (304,464.119 and 331,577.130 units issued and outstanding at $141.08 and $140.90 per unit, respectively)	42,954,963	46,720,480
Class 2 Units (294,108.429 and 320,722.151 units issued and outstanding at $101.69 and $101.94 per unit, respectively)	29,907,605	32,693,924
Class M Units (4,671.470 units issued and outstanding at $252.12 and $249.32 per unit, respectively)	1,177,790	1,164,668
Total members’ capital	74,040,358	80,579,072
Total liabilities and members’ capital	$75,802,951	$81,284,220

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Condensed Schedules of Investments

	June 30, 2018 (Unaudited)		December 31, 2017 (Audited)
Description	Fair Value	Percentage of Members’ Capital	Fair Value	Percentage of Members’ Capital

Investments in Master Funds, at fair value
Graham Commodity Strategies LLC	$3,505,551	4.74%	$3,235,547	4.01%
Graham K4D Trading Ltd.	4,570,321	6.17%	4,573,968	5.68%
Total investments in Master Funds	$8,075,872	10.91%	$7,809,515	9.69%

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

 Unaudited Statements of Operations and Incentive Allocation

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net (loss) gain allocated from investments in Master Funds
Net realized (loss) gain on investments	$(422,206)	$(2,522,525)	$3,435,330	$(1,880,846)
Net decrease in unrealized appreciation on investments	(422,482)	(2,156,639)	(2,427,780)	(4,330,852)
Brokerage commissions and fees	(130,960)	(181,804)	(297,763)	(370,290)
Net (loss) gain allocated from investments in Master Funds	(975,648)	(4,860,968)	709,787	(6,581,988)

Net investment income allocated from investments in Master Funds	24,340	22,879	48,367	33,420

Investment income
Interest income	268,546	206,382	511,699	404,207

Expenses
Advisory fees	284,535	515,272	584,401	1,072,217
Sponsor fees	154,986	289,702	317,479	722,912
Professional fees and other	58,187	152,619	107,649	260,816
Administrator’s fees	24,926	39,410	51,108	82,679
Total expenses	522,634	997,003	1,060,637	2,138,624
Net investment loss of the Fund	(254,088)	(790,621)	(548,938)	(1,734,417)

Net (loss) income	(1,205,396)	(5,628,710)	209,216	(8,282,985)

Incentive allocation	–	–	–	–

Net (loss) income available for pro-rata allocation to all members	$(1,205,396)	$(5,628,710)	$209,216	$(8,282,985)

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Changes in Members’ Capital

For the six months ended June 30, 2018 and 2017

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2016	650,889.077	$95,631,060	379,525.982	$40,771,563	4,671.470	$1,187,406	$137,590,029
Subscriptions	14,784.737	2,141,500	3,734.542	390,000	–	–	2,531,500
Redemptions	(107,352.489)	(15,297,967)	(39,893.582)	(4,120,468)	–	–	(19,418,435)
Incentive allocation	–	–	–	–	–	–	–
Net loss	–	(5,541,575)	–	(2,681,527)	–	(59,883)	(8,282,985)
Members’ capital, June 30, 2017	558,321.325	$76,933,018	343,366.942	$34,359,568	4,671.470	$1,127,523	$112,420,109

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2017	331,577.130	$46,720,480	320,722.151	$32,693,924	4,671.470	$1,164,668	$80,579,072
Subscriptions	527.126	75,000	974.513	100,000	–	–	175,000
Redemptions	(27,640.137)	(4,076,535)	(27,588.235)	(2,846,395)	–	–	(6,922,930)
Incentive allocation	–	–	–	–	–	–	–
Net income (loss)	–	236,018	–	(39,924)	–	13,122	209,216
Members’ capital, June 30, 2018	304,464.119	$42,954,963	294,108.429	$29,907,605	4,671.470	$1,177,790	$74,040,358

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

 Unaudited Statements of Cash Flows

	Six Months Ended June 30,
	2018	2017
Cash flows provided by operating activities
Net income (loss)	$209,216	$(8,282,985)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net (income) loss allocated from investments in Master Funds	(758,154)	6,548,568
Net income allocated from investment in Graham Cash Assets LLC	(511,699)	(404,207)
Proceeds from sale of investments in Master Funds	37,132,321	60,188,555
Proceeds from sale of investments in Graham Cash Assets LLC	33,702,467	74,872,087
Investments in Master Funds	(36,640,768)	(65,136,190)
Investments in Graham Cash Assets LLC	(27,442,898)	(50,469,813)
Changes in assets and liabilities:
Decrease in accrued advisory fees	(9,938)	(42,774)
Decrease in accrued professional fees	(97,012)	(20,382)
Decrease in accrued sponsor fees	(4,962)	(66,975)
Decrease in accrued administrator’s fee	(994)	(1,232)
Net cash provided by operating activities	5,577,579	17,184,652

Cash flows used in financing activities
Subscriptions	175,000	2,531,500
Redemptions	(5,752,579)	(19,716,152)
Net cash used in financing activities	(5,577,579)	(17,184,652)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements

June 30, 2018

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

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated using the exchange rates at June 30, 2018 and December 31, 2017. Gains and losses resulting from foreign currency transactions are calculated using daily exchange rates prevailing on the transaction date. The Master Funds do not isolate the portion of results of operations from changes in foreign exchange rates on investments and cash from fluctuations arising from changes in market prices held. The Master Funds’ currency translation gains and losses are included in the statements of operations and incentive allocation within net realized gain (loss) and net decrease in unrealized appreciation on investments.

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

GAIT’s investments in Master Funds and Graham Cash Assets LLC (“Cash Assets”) have been valued at net asset value using the practical expedient. Accordingly under U.S. GAAP, these investments are excluded from categorization in the fair value hierarchy. GAIT’s investments in Master Funds and Cash Assets are discussed in Notes 3 and 4. There were no Level 3 assets or liabilities held at any point during the six months ended June 30, 2018 or the year ended December 31, 2017 by GAIT, the Master Funds, or Cash Assets, and there were no transfers between levels during those periods. Transfers between levels, if any, are recognized as of the beginning of the year.

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

Credit Risk Related Contingent Features

OTC derivative instruments are subject to ISDA Master Agreements which generally require among other things, that the Master Funds maintain a predetermined level of net assets or rate of return, and provide limits with respect to any decline in value over 1-month, 3-month and 12-month periods. If the Master Funds were to violate such provisions, the counterparty to these instruments could demand liquidation of the outstanding positions. There were no events that occurred throughout the six month period ended June 30, 2018 and 2017 which caused any counterparty to demand liquidation of any outstanding positions. Graham K4D Trading Ltd. had derivative instruments subject to credit risk related contingent features in a net liability position in the amount of $0 and $876,222 at June 30, 2018 and December 31, 2017, respectively. Graham Commodity Strategies LLC had derivative instruments subject to credit risk related contingent features in a net liability position in the amount of $189 and $12,435 at June 30, 2018 and December 31, 2017, respectively.

New York Mercantile Exchange Corporate Membership

Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is a member of the New York Mercantile Exchange (“NYMEX”). As a result of its membership, Graham Commodity Strategies LLC owns two NYMEX seats and 30,000 shares of the CME Group. Graham Commodity Strategy LLC’s policy is to value the NYMEX memberships and the shares of the CME Group at fair value. As of June 30, 2018 and December 31, 2017, the two NYMEX memberships were valued at $260,500 and $260,000, respectively, and the 30,000 shares of CME Group were valued at $4,917,600 and $4,381,500, respectively, both of which are contained within Exchange Memberships on Graham Commodity Strategies LLC’s statements of financial condition. The NYMEX seats and shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Chicago Board of Trade Membership

Graham K4D Trading Ltd., a Master Fund in which GAIT invests, is a member of the Chicago Board of Trade (“CBOT”) under Rule 106.S and owns two B-1/Full seats and one B-2/Associate seat. Graham K4D Trading Ltd.’s policy is to value the CBOT memberships at fair value. As of June 30, 2018 and December 31, 2017, the B-1/Full memberships were valued at $683,500 and $720,000, respectively, and the B-2/Associate memberships were valued at $58,750 and $72,250, respectively, both of which are included in Exchange Membership on the statements of financial condition. Additionally, Graham K4D Trading Ltd. owns a Chicago Mercantile Exchange (“CME”) seat valued at $195,000 and $232,000 at June 30, 2018 and December 31, 2017, respectively, which is also included in Exchange Membership on the statements of financial condition. The CBOT memberships and shares and CME seat are considered Level 1 assets as described in the Fair Value section of Note 2.

Fixed Income Securities

The fixed income securities positions are valued at the mean between the last reported bid and ask quotations received from independent brokers. GAIT is exposed to credit risk relating to whether the issuers will meet their obligations when they come due until the fixed income securities are sold or reach maturity.

Indemnifications

In the normal course of business, the Master Funds, Cash Assets, and GAIT enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. GAIT’s maximum exposure under these arrangements is unknown; however, GAIT has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At June 30, 2018 and December 31, 2017, no accruals have been recorded by GAIT for indemnifications.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds

As of June 30, 2018 and December 31, 2017, GAIT invested in various Master Funds, all of which were managed by the Manager. GAIT’s investments in these Master Funds, as well as the investment objectives of each Master Fund, are summarized below. Master Funds in which GAIT invested 5% or more of its members’ capital are individually identified. All of the Master Funds and GAIT are related parties. The Master Funds do not charge management or incentive fees and all offer monthly subscriptions and redemptions.

June 30, 2018
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (Loss) (six months ended June 2018)

Global Macro Funds
Graham Commodity Strategies LLC	4.74%	$3,505,551	$3,374,691

Systematic Macro Funds
Graham K4D Trading Ltd.	6.17%	4,570,321	(2,616,537)
	10.91%	$8,075,872	$758,154

December 31, 2017
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Loss (six months ended June 2017)

Global Macro Funds
Graham Commodity Strategies LLC	4.01%	$3,235,547	$(3,496,194)

Systematic Macro Funds
Graham K4D Trading Ltd.	5.68%	4,573,968	(3,052,374)
	9.69%	$7,809,515	$(6,548,568)

The following table summarizes the financial position of each Master Fund as of June 30, 2018:

	Graham Commodity Strategies LLC (Delaware)	Graham K4D Trading Ltd. (BVI)
Assets:
Fixed income securities, at fair value (cost $62,362,617)	$-	$62,300,479
Due from brokers	97,766,401	18,262,578
Derivative financial instruments, at fair value	51,897,679	4,718,679
Exchange membership, at fair value	5,178,100	937,250
Accrued interest income	-	363,294
Total assets	154,842,180	86,582,280

Liabilities:
Due to brokers	2,262,706	-
Derivative financial instruments, at fair value	18,001,470	-
Total liabilities	20,264,176	-
Members’ Capital / Net Assets	$134,578,004	$86,582,280

Percentage of Master Fund held by GAIT	2.60%	5.28%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of June 30, 2018.

Description		Number of Contracts / Notional Amounts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC
Derivative financial instruments
Long contracts
Futures
Brent crude oil September 2018		250	$361,370	0.27%
WTI crude oil August 2018 - September 2018		1,775	6,430,410	4.78%
Natural gas August 2018		2,474	(1,024,640)	(0.76)%
Other commodity futures			(939,268)	(0.70)%
Euro Bobl September 2018		2,528	2,045,196	1.52%
Euro Bund September 2018		1,232	1,746,928	1.30%
Foreign index			(2,519,794)	(1.87)%
Interest rate			966,970	0.72%
U.S. bond			2,400,281	1.78%
U.S. index			(520,000)	(0.39)%
Total futures			8,947,453	6.65%

Forwards
Chinese yuan / U.S. dollar 07/03/2018 - 12/27/2018	CNY	3,161,013,660	(6,285,025)	(4.67)%
Taiwan dollar / U.S. dollar 07/23/2018 - 11/29/2018	TWD	13,549,246,000	(9,735,446)	(7.23)%
Other foreign currency			(3,768,597)	(2.80)%
Total forwards			(19,789,068)	(14.70)%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of June 30, 2018.

Description	Number of Contracts / Notional Amounts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC (continued)
Derivative financial instruments (continued)
Long contracts
Options (cost $154,606,750)
Crude oil August 2018 - December 2018, $70.00 - $85.00 Call	11	7,040,090	5.23%
Crude oil August 2018 - September 2018, $45.00 - $67.00 Put	3	(71,560)	(0.05)%
Natural gas Euro October 2018, $2.90 Put	1	2,306,000	1.71%
Natural gas Euro September 2018, $3.00 Put	1	581,000	0.43%
Other commodity		9,297,516	6.91%
Australian dollar / U.S. dollar July 2018 - June 2019, $0.64 - $0.74 Call	13	13,291,505	9.88%
Euro / U.S. dollar July 2018 - December 2018, $1.26 - $1.42 Call	9	145,161	0.11%
Euro / U.S. dollar July 2018 – June 2019, $1.07 - $1.17 Put	21	22,503,874	16.71%
British pound / U.S. dollar July 2018, $1.40 - $1.47 Call	2	24	0.00%
British pound / U.S. dollar July 2018 - October 2018, $1.27 - $1.34 Put	8	11,364,957	8.44%
U.S. dollar / Chinese yuan July 2018 - August 2018, $6.42 - $6.70 Call	5	16,523,320	12.28%
U.S. dollar / Chinese yuan July 2018 - December 2018, $6.10 - $6.39 Put	4	498,339	0.37%
U.S. dollar / Taiwan dollar November 2018, $30.70 - $31.22 Call	6	3,357,025	2.49%
Other currency		15,369,665	11.42%
Euro Bund August 2018, $157.50 Put	1	(1,359,730)	(1.01)%
Euro dollar 1 year mid curve August 2018, $97.25 Call	1	(56,250)	(0.04)%
Euro dollar 1 year mid curve December 2018, $96.75 - $97.25 Put	2	7,706,250	5.73%
IMM Euro dollar December 2018 - December 2019, $96.50 - $97.75 Put	5	10,494,813	7.80%
Other interest rate		506,402	0.38%
U.S. bond future		2,046,625	1.52%
S&P 500 E-mini September 2018 - December 2018, $2,875.00 - $3,025.00 Call	2	560,000	0.42%
S&P 500 E-mini July 2018 - October 2018, $2,375.00 - $2,700.00 Put	4	18,165,000	13.49%
Total options		140,270,026	104.22%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of June 30, 2018.

Description		Number of Contracts / Notional Amounts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Natural gas December 2018		(1,000)	$159,770	0.12%
WTI crude oil August 2018 - December 2018		(1,155)	(7,532,110)	(5.60)%
Euro Buxl 30 Year bond September 2018		(2,370)	(12,039,061)	(8.95)%
Other foreign bond			(5,075,330)	(3.77)%
Foreign index			(41,602)	(0.03)%
Other interest rate			(4,763,579)	(3.54)%
U.S. bond			(84,766)	(0.06)%
S&P 500 E-mini September 2018		(1,829)	1,900,193	1.41%
Other U.S. index			10,045	0.01%
Total futures			(27,466,440)	(20.41)%

Forwards
U.S. dollar / Chinese yuan 07/03/2018 - 12/27/2018	CNY	(3,665,796,997)	3,237,706	2.41%
U.S. dollar / Taiwan dollar 07/23/2018 - 12/21/2018	TWD	(18,169,949,000)	22,255,306	16.54%
Other foreign currency			2,304,806	1.71%
Total forwards			27,797,818	20.66%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of June 30, 2018.

Description	Number of Contracts / Notional Amounts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts
Options (proceeds $101,293,784)
Crude oil August 2018 - December 2019, $60.00 - $90.00 Call	11	(16,666,050)	(12.38)%
Crude oil August 2018 - November 2018, $40.00 - $67.50 Put	3	180,140	0.13%
Natural gas Euro option August 2018 - September 2018, $2.85 - $2.90 Call	3	(5,757,750)	(4.28)%
Natural gas Euro option August 2018 - October 2018, $2.70 - $2.90 Put	3	(5,020,500)	(3.73)%
Other commodity futures		(7,934,063)	(5.90)%
Australian dollar / U.S. dollar July 2018 - June 2019, $0.78 - $0.84 Call	5	(706,994)	(0.52)%
Australian dollar / U.S. dollar July 2018 - September 2018, $0.72 - $0.73 Put	3	(1,675,910)	(1.24)%
Euro / U.S. dollar July 2018 - June 2019, $1.21 - $1.42 Call	16	(7,850,853)	(5.83)%
Euro / U.S. dollar July 2018 – June 2019, $1.00 - $1.16 Put	12	(6,342,006)	(4.71)%
British pound / U.S. dollar July 2018, $1.40 Call	1	(20)	(0.00)%
British pound / U.S. dollar July 2018, $1.30 - $1.34 Put	2	(2,597,503)	(1.93)%
U.S. dollar / Chinese yuan July 2018 - August 2018, $6.49 - $6.70 Call	5	(16,163,080)	(12.01)%
U.S. dollar / Chinese yuan July 2018, $6.10 - $6.15 Put	2	(25)	(0.00)%
Other currency futures		(1,543,037)	(1.15)%
Euro Bund August 2018, $154.50 - $155.50 Put	2	659,538	0.49%
Euro dollar 1 year mid curve December 2018, $96.50 - $97.00 Put	2	(4,131,250)	(3.07)%
IMM Euro dollar option December 2018 - December 2019, $96.25 - $97.38 Put	4	(4,078,456)	(3.03)%
Other interest rate		18,598	0.01%
U.S. bond future		(845,609)	(0.63)%
S&P 500 E-mini September 2018 - December 2018, $3,000.00 - $3,150.00 Call	2	(401,250)	(0.30)%
S&P 500 E-mini July 2018 - October 2018, $2,225.00 - $2,625.00 Put	4	(15,007,500)	(11.15)%
Total options		(95,863,580)	(71.23)%
Total derivative financial instruments		$33,896,209	25.19%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of June 30, 2018.

Description	Principal / Number of Contracts / Notional Amounts	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd.
Fixed income securities owned (cost $62,362,617)
Bonds (cost $62,362,617)
United States (cost $62,362,617)
Government Bonds (cost $62,362,617)
U.S. Treasury bond 1.13% due 01/15/2019	$31,500,000	$31,325,889	36.18%
U.S. Treasury bond 1.38% due 01/15/2020	31,500,000	30,974,590	35.78%
Total Government Bonds		62,300,479	71.96%
Total fixed income securities owned (cost $62,362,617)		$62,300,479	71.96%

Derivative financial instruments
Long contracts
Futures
Brent crude oil September 2018	655	$2,738,829	3.16%
LME Copper September 2018	374	(5,215,786)	(6.02)%
LME Zinc September 2018	756	(5,406,604)	(6.24)%
WTI crude oil August - September 2018	725	4,256,533	4.92%
Other commodity		830,452	0.96%
Currency		198,098	0.23%
Foreign bond		6,786,474	7.83%
Foreign index		(4,008,541)	(4.63)%
Interest rate		481,833	0.56%
U.S. bond		607,611	0.70%
U.S. index		(5,463,698)	(6.31)%
Total futures		(4,194,799)	(4.84)%

Forwards
Foreign currency		(1,199,487)	(1.39)%
Total forwards		(1,199,487)	(1.39)%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of June 30, 2018.

Description	Number of Contracts / Notional Amounts	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd. (continued)
Derivative financial instruments (continued)
Short contracts
Futures
LME Copper September 2018	(193)	$1,120,046	1.29%
LME Zinc September 2018	(732)	2,634,276	3.04%
Other commodity		3,883,392	4.49%
Currency		(32,668)	(0.04)%
Foreign bond		(157,521)	(0.18)%
Foreign index		1,187,617	1.37%
Interest rate		47,335	0.05%
U.S. bond		(3,276,216)	(3.78)%
Total futures		5,406,261	6.24%

Forwards
Foreign currency		4,706,704	5.44%
Total forwards		4,706,704	5.44%
Total derivative financial instruments		$4,718,679	5.45%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the fair value classification of each investment type by Master Fund as of June 30, 2018:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.
Assets
Level 1:
Commodity futures	$6,951,550	$19,039,062
Commodity futures options	20,007,456	-
Currency futures	-	268,724
Foreign bond futures	3,821,541	6,786,474
Foreign bond futures options	659,538	-
Foreign index futures	17,713	1,271,417
Interest rate futures	4,077,083	539,399
Interest rate futures options	19,619,661	-
U.S. bond futures	2,403,406	607,611
U.S. bond futures options	2,046,625	-
U.S. index futures	1,965,988	-
U.S. index futures options	18,725,000	-
Total Level 1	80,295,561	28,512,687

Level 2:
Foreign currency forwards	34,279,047	6,884,815
Foreign currency options	83,053,871	-
Government bonds*	-	62,300,479
Total Level 2	117,332,918	69,185,294
Total investment related assets	$197,628,479	$97,697,981

Liabilities
Level 1:
Commodity futures	$(9,496,018)	$(14,197,924)
Commodity futures options	(36,052,633)	-
Currency futures	-	(103,294)
Foreign bond futures	(17,143,808)	(157,521)
Foreign bond futures options	(1,359,730)	-
Foreign index futures	(2,579,109)	(4,092,341)
Interest rate futures	(7,873,692)	(10,231)
Interest rate futures options	(9,159,554)	-
U.S. bond futures	(87,891)	(3,276,216)
U.S. bond futures options	(845,609)	-
U.S. index futures	(575,750)	(5,463,698)
U.S. index futures options	(15,408,750)	-
Total Level 1	(100,582,544)	(27,301,225)

Level 2:
Foreign currency forwards	(26,270,297)	(3,377,598)
Foreign currency options	(36,879,429)	-
Total Level 2	(63,149,726)	(3,377,598)
Total investment related liabilities	$(163,732,270)	$(30,678,823)

* - See the Master Fund’s condensed schedule of investments for breakout of industry and geographic region.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham Commodity Strategies LLC based on its average quarterly notional amounts and number of contracts for the six months ended June 30, 2018. The table also displays the fair value of derivative contracts held by Graham Commodity Strategies LLC at June 30, 2018 categorized by primary underlying risk. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$369,778,556	9,299	$(353,495,717)	(7,385)	$6,951,550	$(9,496,018)
Options(a)	2,539,813,056	34,695	(734,810,071)	(37,287)	20,007,456	(36,052,633)
	2,909,591,612	43,994	(1,088,305,788)	(44,672)	26,959,006	(45,548,651)
Equity price
Futures	278,987,579	4,647	(234,345,879)	(1,978)	1,983,701	(3,154,859)
Options(a)	216,355,752	16,225	(267,989,652)	(24,475)	18,725,000	(15,408,750)
	495,343,331	20,872	(502,335,531)	(26,453)	20,708,701	(18,563,609)

Foreign currency exchange rate
Forwards	7,408,991,945	N/A	(3,273,442,259)	N/A	34,279,047	(26,270,297)
Options(a)	1,250,129,920	46	(2,103,825,440)	(83)	83,053,871	(36,879,429)
	8,659,121,865	46	(5,377,267,699)	(83)	117,332,918	(63,149,726)
Interest rate
Futures	26,794,348,744	73,027	(39,805,509,946)	(120,464)	10,302,030	(25,105,391)
Options(a)	5,135,355,102	108,139	(6,594,634,205)	(109,270)	22,325,824	(11,364,893)
	31,929,703,846	181,166	(46,400,144,151)	(229,734)	32,627,854	(36,470,284)
Total	$43,993,760,654	246,078	$(53,368,053,169)	(300,942)	$197,628,479	$(163,732,270)

(a)	– Notional amounts for options are based on the delta-adjusted positions.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham K4D Trading Ltd. based on its average quarterly notional amounts and number of contracts for the six months ended June 30, 2018. The table also displays the fair value of derivative contracts held by Graham K4D Trading Ltd. at June 30, 2018 categorized by primary underlying risk. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$496,762,975	7,113	$(296,670,803)	(4,828)	$19,039,062	$(14,197,924)
	496,762,975	7,113	(296,670,803)	(4,828)	19,039,062	(14,197,924)

Equity price
Futures	454,824,012	3,854	(153,323,823)	(2,160)	1,271,417	(9,556,039)
	454,824,012	3,854	(153,323,823)	(2,160)	1,271,417	(9,556,039)
Foreign currency exchange rate
Forwards	433,227,108	N/A	(644,792,916)	N/A	6,884,815	(3,377,598)
Futures	22,643,555	241	(22,368,022)	(230)	268,724	(103,294)
	455,870,663	241	(667,160,938)	(230)	7,153,539	(3,480,892)

Interest rate
Futures	2,086,545,164	10,551	(2,415,021,643)	(14,005)	7,933,484	(3,443,968)
	2,086,545,164	10,551	(2,415,021,643)	(14,005)	7,933,484	(3,443,968)
Total	$3,494,002,814	21,759	$(3,532,177,207)	(21,223)	$35,397,502	$(30,678,823)

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

When multiple derivative contracts are held with the same counterparty, the Master Funds will net the contracts in an asset position with the contracts in a liability position when covered by a master netting agreement or similar arrangements, for presentation in the statements of financial condition. The table below displays the amounts at June 30, 2018 by which the fair values of both derivative assets and derivative liabilities were reduced within the Master Funds’ statements of financial condition as a result of this netting. Gross amounts below correspond to the total derivative asset and derivative liability balances categorized by primary underlying risk and product type in the preceding tables. Collateral pledged (received) for derivative assets and liabilities represent the cash amounts which are included in due from brokers on the statements of financial condition. Actual collateral pledged or received by the Master Funds may exceed these amounts.

Description	Gross Amount	Gross Amount Offset in the Statements of Financial Condition	Net Amount Presented in the Statements of Financial Condition	Collateral (Received) / Pledged	Net Amount

Graham Commodity Strategies LLC[1]
Derivative assets	$197,628,479	$(145,730,800)	$51,897,679	$(49,822,095)	$2,075,584
Derivative liabilities	(163,732,270)	145,730,800	(18,001,470)	18,001,470	-

Graham K4D Trading Ltd.[2]
Derivative assets	$35,397,502	$(30,678,823)	$4,718,679	$-	$4,718,679
Derivative liabilities	(30,678,823)	30,678,823	-	-	-

1 Net derivative asset and liability amounts presented in the statements of financial condition are held with four counterparties. The Master Fund has pledged/received offsetting collateral to/from three of those counterparties as of June 30, 2018. At June 30, 2018, additional collateral pledged in the amount of $79,750,231 was posted in support of derivative positions and is included in due from brokers on the statements of financial condition.

2 Net derivative asset amounts presented in the statement of financial condition are held with two counterparties. At June 30, 2018, additional collateral pledged in the amount of $18,262,578 was posted in support of derivative positions and is included in due from brokers on the statement of financial condition.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the results of operations of each Master Fund for the three months ended June 30, 2018:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.

Net investment income	$380,177	$272,903

Net realized loss on investments	(446,605)	(7,591,360)
Net (decrease) increase in unrealized appreciation on investments	(16,477,721)	100,566
Brokerage commissions and fees	(4,537,300)	(194,787)
Net loss on investments	(21,461,626)	(7,685,581)
Net loss	$(21,081,449)	$(7,412,678)

The following table summarizes the results of operations of each Master Fund for the six months ended June 30, 2018:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.

Net investment income	$662,775	$597,126

Net realized gain (loss) on investments	173,696,789	(21,620,724)
Net decrease in unrealized appreciation on investments	(39,787,132)	(30,441,693)
Brokerage commissions and fees	(10,374,875)	(420,550)
Net gain (loss) on investments	123,534,782	(52,482,967)
Net income (loss)	$124,197,557	$(51,885,841)

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the gains and losses on all financial instruments held by the Master Funds reported in net realized gain (loss) and net increase (decrease) in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the three months ended June 30, 2018:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.
Commodity price
Futures	$(17,860,850)	$(3,098,231)
Options	(7,011,483)	-
	(24,872,333)	(3,098,231)
Equity price
Equities	45,900	94,500
Futures	(4,372,559)	1,849,313
Options	(8,389,120)	-
	(12,715,779)	1,943,813
Foreign currency exchange rate
Forwards	43,020,336	(18,597,315)
Futures	-	(803,406)
Options	(7,264,896)	-
	35,755,440	(19,400,721)
Interest rate
Fixed income securities	-	22,764
Futures	(16,941,518)	13,041,581
Options	1,849,864	-
	(15,091,654)	13,064,345
Total	$(16,924,326)	$(7,490,794)

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the gains and losses on all financial instruments held by the Master Funds reported in net realized gain (loss) and net increase (decrease) in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the six months ended June 30, 2018:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.
Commodity price
Futures	$(17,824,166)	$(17,555,363)
Options	45,819	-
	(17,778,347)	(17,555,363)
Equity price
Equities	536,600	(87,000)
Futures	23,888,794	(13,113,442)
Options	(3,530,125)	-
	20,895,269	(13,200,442)
Foreign currency exchange rate
Forwards	51,590,338	(26,470,723)
Futures	(62,925)	(600,215)
Options	(15,625,243)	-
	35,902,170	(27,070,938)
Interest rate
Fixed income securities	-	(62,138)
Futures	88,978,697	5,826,464
Options	5,911,868	-
	94,890,565	5,764,326
Total	$133,909,657	$(52,062,417)

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

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC

GAIT invests a portion of its excess liquidity in Cash Assets, an entity for which the Manager is also the sole investment advisor. Cash Assets commenced operations on June 22, 2005, and was formed as a Delaware Limited Liability Company for the purpose of consolidating investment activity of multiple funds managed by the Manager. Its objective is to preserve capital while enhancing return on cash balances and providing daily liquidity. It invests in debt obligations guaranteed by the U.S. federal government which generally range in maturity from one to thirty months. Cash Assets also maintains cash and cash equivalents on deposit with major U.S. institutions. Cash Assets values all fixed income securities at amortized cost which approximates fair value. GAIT’s investment in Cash Assets is valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP based upon GAIT’s proportionate share of Cash Assets’ reported net asset value. GAIT records its proportionate share of Cash Assets’ investment income and expenses on a monthly basis. For the three months and six months ended June 30, 2018, the total amount recognized by GAIT with respect to its investment in Cash Assets was $268,546 and $511,699, respectively. For the three months and six months ended June 30, 2017, the total amount recognized by GAIT with respect to its investment in Cash Assets was $206,382 and $404,207, respectively. These amounts are included in interest income in the statements of operations and incentive allocation. At June 30, 2018 and December 31, 2017, GAIT owned approximately 1.28% and 1.39%, respectively, of Cash Assets. The following table summarizes the financial position of Cash Assets as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Assets:
Cash and cash equivalents	$766,266,421	$793,958,319
Investments in fixed income securities (amortized cost $4,499,448,478 and $4,468,747,923, respectively)	4,499,448,478	4,468,747,923
Accrued interest receivable	13,625,702	11,157,235
Total assets	5,279,340,601	5,273,863,477
Members’ capital	$5,279,340,601	$5,273,863,477

The following table summarizes the results of operations of Cash Assets for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Investment income
Interest income	$20,916,009	$9,542,673	$39,234,494	$17,137,485
Total investment income	20,916,009	9,542,673	39,234,494	17,137,485

Expenses:
Bank fee expense	21,421	18,045	45,161	32,711
Total expenses	21,421	18,045	45,161	32,711
Net investment income	20,894,588	9,524,628	39,189,333	17,104,774
Net income	$20,894,588	$9,524,628	$39,189,333	$17,104,774

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

The following represents the condensed schedule of investments of Cash Assets as of June 30, 2018:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (amortized cost $4,449,448,478)
United States
Government Bonds (amortized cost $4,449,476,971)
U.S. Treasury bonds 0.75% – 3.13% due 07/15/2018 – 10/31/2020	$4,475,000,000	$4,449,476,971	84.28%
Total Government Bonds		4,449,476,971	84.28%

Treasury Bills (amortized cost $49,971,507)
U.S. Treasury bills 0.00% due 07/12/2018	50,000,000	49,971,507	0.95%
Total Treasury Bills		49,971,507	0.95%
Total United States		4,499,448,478	85.23%
Total Investments in Fixed Income Securities		$4,499,448,478	85.23%

The following represents the condensed schedule of investments of Cash Assets as of December 31, 2017:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (amortized cost $4,468,747,923)
United States
Government Bonds (amortized cost $4,043,922,365)
U.S. Treasury bonds 0.63% – 3.13% due 01/15/2018 – 04/30/2020	$4,050,000,000	$4,043,922,365	76.68%
Total Government Bonds		4,043,922,365	76.68%

Treasury Bills (amortized cost $424,825,558)
U.S. Treasury bills 0.00% due 01/04/2018 – 01/25/2018	425,000,000	424,825,558	8.05%
Total Treasury Bills		424,825,558	8.05%
Total United States		4,468,747,923	84.73%
Total Investments in Fixed Income Securities		$4,468,747,923	84.73%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

Cash Assets reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP. The following table shows the fair value classification of each investment type held by Cash Assets as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Assets
Level 2:
Fixed income securities
Government bonds	$4,449,476,971	$4,043,922,365
Treasury bills	49,971,507	424,825,558
Total fixed income securities	4,499,448,478	4,468,747,923
Total Level 2	4,499,448,478	4,468,747,923
Total assets	$4,499,448,478	$4,468,747,923

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

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

6. Fees and Related Party Transactions

Advisory Fees

Each Class of GAIT other than Class M paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate of the Net Asset Value of such Class specified for the periods in the table below. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is effected with respect to Units of such Class during the month. The Advisory Fees paid to the Manager for the six months ended June 30, 2018 and 2017 were $584,401 and $1,072,217, respectively.

Period	Annual Rate

For the period from January 1, 2017 through June 30, 2017	1.75%
For the period from July 1, 2017 through June 30, 2018	1.50%

Sponsor Fees

Each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Net Asset Value specified for the periods in the table below. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee. The Sponsor Fees paid to the Manager for the six months ended June 30, 2018 and 2017 were $317,479 and $722,912, respectively.

Period	Class 0	Class2

For the period from January 1, 2017 through March 31, 2017	0.75%	2.75%
For the period from April 1, 2017 through June 30, 2017	0.75%	1.50%
For the period from July 1, 2017 through June 30, 2018	0.50%	1.25%

Incentive Allocation

At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced effective as of the date of any redemption of any Units of such class by multiplying the loss carryforward by the ratio that the amount of assets redeemed from such class bears to the net assets of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made. There was no Incentive Allocation for the six months ended June 30, 2018 and 2017.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

6. Fees and Related Party Transactions (continued)

Administrator’s Fee

For the six months ended June 30, 2018 and 2017, GAIT paid SEI a monthly administrator’s fee based on GAIT’s net asset value, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, incurred by GAIT were $51,108 and $82,679, respectively, of which $8,047 and $12,223 was accrued as of June 30, 2018 and 2017, respectively.

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

8. Financial Highlights

The following is the per Unit operating performance calculation for the three months ended June 30, 2018 and 2017:

	Class 0	Class 2
Per unit operating performance
Net asset value per unit, March 31, 2017	$144.35	$105.03
Net loss:
Net investment loss	(0.84)	(0.81)
Net loss on investments	(5.72)	(4.15)
Net loss	(6.56)	(4.96)
Net asset value per unit, June 30, 2017	$137.79	$100.07

Net asset value per unit, March 31, 2018	$143.24	$103.44
Net loss:
Net investment loss	(0.33)	(0.43)
Net loss on investments	(1.83)	(1.32)
Net loss	(2.16)	(1.75)
Net asset value per unit, June 30, 2018	$141.08	$101.69

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

8. Financial Highlights (continued)

The following represents ratios to average members’ capital, excluding the Managing Member, and total return for the three months ended June 30, 2018 and 2017:

	Class 0		Class 2
	2018	2017	2018	2017

Total return before Incentive Allocation	(1.51)%	(4.54)%	(1.69)%	(4.72)%
Incentive Allocation	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	(1.51)%	(4.54)%	(1.69)%	(4.72)%

Net investment loss before Incentive Allocation	(0.23)%	(0.60)%	(0.42)%	(0.79)%
Incentive Allocation	0.00	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(0.23)%	(0.60)%	(0.42)%	(0.79)%

Total expenses before Incentive Allocation	0.61%	0.79%	0.81%	0.98%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	0.61%	0.79%	0.81%	0.98%

The following is the per Unit operating performance calculation for the six months ended June 30, 2018 and 2017:

	Class 0	Class 2
Per unit operating performance
Net asset value per unit, December 31, 2016	$146.92	$107.43
Net loss:
Net investment loss	(1.68)	(1.95)
Net loss on investments	(7.45)	(5.41)
Net loss	(9.13)	(7.36)
Net asset value per unit, June 30, 2017	$137.79	$100.07

Net asset value per unit, December 31, 2017	$140.90	$101.94
Net income (loss):
Net investment loss	(0.71)	(0.91)
Net gain (loss) on investments	0.89	0.66
Net income (loss)	0.18	(0.25)
Net asset value per unit, June 30, 2018	$141.08	$101.69

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

8. Financial Highlights (continued)

The following represents ratios to average members’ capital, excluding the Managing Member, and total return for the six months ended June 30, 2018 and 2017:

	Class 0		Class 2
	2018	2017	2018	2017

Total return before Incentive Allocation	0.13%	(6.21)%	(0.25)%	(6.85)%
Incentive Allocation	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	0.13%	(6.21)%	(0.25)%	(6.85)%

Net investment loss before Incentive Allocation	(0.49)%	(1.18)%	(0.87)%	(1.87)%
Incentive Allocation	0.00	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(0.49)%	(1.18)%	(0.87)%	(1.87)%

Total expenses before Incentive Allocation	1.21%	1.53%	1.59%	2.23%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	1.21%	1.53%	1.59%	2.23%

Total return is calculated for Class 0 and Class 2 units taken as a whole. Total return is calculated as the change in total members’ capital, excluding that of the Managing Member, adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for the Class 0 and Class 2 units taken as a whole and include amounts from GAIT and net investment loss and expenses allocated from Master Funds and investment income from Cash Assets. The computation of such ratios is based on the amount of net investment loss, total expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of members’ capital of GAIT, excluding that of the Managing Member, for the three and six months ended June 30, 2018 and 2017, and are not annualized.

9. Subsequent Events

GAIT had no subscriptions and redemptions of approximately $0.3 million from July 1, 2018 through August 14, 2018, the date through which subsequent events were evaluated by management. These amounts have not been included in the financial statements.

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

For the three months ended June 30, 2018, the Blended Strategies Portfolio’s net asset value decreased by $1,720,791 or -4.7%. The net decrease in the Blended Strategies Portfolio was attributable to redemptions totaling $1,151,055 or -3.1% and net losses of $569,736 or -1.6%, for the period.

For the six months ended June 30, 2018, the Blended Strategies Portfolio’s net asset value decreased by $2,136,703 or -5.7%. The net decrease in the Blended Strategies Portfolio was attributable to redemptions totaling $2,179,431 or -5.8% offset by net income of $42,728 or 0.1%, for the period.

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

2018 Summary

Three Months Ended June 30, 2018

For the three months ended June 30, 2018, the Blended Strategies Portfolio experienced net trading losses of $399,897. The trading results are attributable to the following sectors:

Agriculture / Softs	$(438,801)
Base metals	(386,148)
Energy	649,198
Equities	(112,351)
Foreign exchange	(22,334)
Long term / Intermediate rates	73,481
Precious metals	(184,638)
Short term rates	21,696
$(399,897)

The Blended Strategies Portfolio recorded a net loss for the second quarter of 2018. Losses resulted primarily from positions in commodities as losses in metals and agricultural commodities more than offset gains in energy. The portfolio experienced smaller losses in U.S. and Asian equity index futures and currencies. The portfolio recorded gains in fixed income futures, particularly from positions across the yield curve in the U.S., which offset a portion of the overall losses for the period.

Advisory, Sponsor, and Administrator’s Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the three months ended June 30, 2018, Advisory Fees decreased by $93,665 or -40.8%, Sponsor Fees decreased by $56,296 or -44.3%, and Administrator’s Fees decreased by $5,665 or -32.5% in the Fund over the corresponding period of the preceding year. These decreases are attributable to lower net assets of the portfolio resulting from redemptions and a net loss for the period. The decrease in Sponsor Fees is also attributable to a reduction of the Class 2 Sponsor Fee rate from 1.50% in the second quarter of 2017 to 1.25% in the second quarter of 2018. The decrease in Sponsor Fees is also attributable to a reduction of the Class 0 Sponsor Fee rate from 0.75% in the second quarter of 2017 to 0.50% in the second quarter of 2018. The decrease in Advisory Fees is also attributable to a reduction of the Advisory Fee rate from 1.75% in the second quarter of 2017 to 1.50% in the second quarter of 2018. During the same period, interest income increased by $36,618 or 36.1%. Interest was earned on free cash at an average annualized yield of 1.54% for the three months ended June 30, 2018 compared to 0.78% for the same period in 2017.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the three months ended June 30, 2018 and 2017 the portfolio has not yet recovered previous losses. As a result, there was no Incentive Allocation for those periods.

Index
Six Months Ended June 30, 2018

For the six months ended June 30, 2018, the Blended Strategies Portfolio experienced net trading gains of $417,434. The trading results are attributable to the following sectors:

Agriculture / Softs	$(575,702)
Base metals	(728,046)
Energy	875,698
Equities	(95,237)
Foreign exchange	(226,742)
Long term / Intermediate rates	(277,339)
Precious metals	(334,575)
Short term rates	1,779,377
$417,434

The Blended Strategies Portfolio recorded a net gain for the first half of 2018. The majority of the gains resulted from positions in fixed income futures, most notably on the front end of the yield curve in the U.S. The portfolio experienced losses in commodity futures as gains from positions in energy were more than offset by losses in metals and agricultural commodities. The portfolio recorded smaller losses in foreign exchange and equity index futures, which offset a portion of the overall gains for the period.

Advisory, Sponsor, and Administrator’s Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the six months ended June 30, 2018, Advisory Fees decreased by $202,023 or -42.1%, Sponsor Fees decreased by $168,852 or -53.8%, and Administrator’s Fees decreased by $12,724 or -34.7% in the Fund over the corresponding period of the preceding year. These decreases are attributable to lower net assets of the portfolio resulting from redemptions partially offset by net income for the period. The decrease in Sponsor Fees is also attributable to a reduction of the Class 2 Sponsor Fee rate from 2.75% in the first quarter of 2017 and 1.50% in the second quarter of 2017 to 1.25% in the first six months of 2018. The decrease in Sponsor Fees is also attributable to a reduction of the Class 0 Sponsor Fee rate from 0.75% in the first six months of 2017 to 0.50% in the first six months of 2018. The decrease in Advisory Fees is also attributable to a reduction of the Advisory Fee rate from 1.75% in the first six months of 2017 to 1.50% in the first six months of 2018. During the same period, interest income increased by $68,708 or 35.4%. Interest was earned on free cash at an average annualized yield of 1.42% for the six months ended June 30, 2018 compared to 0.73% for the same period in 2017.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the three months ended June 30, 2018 and 2017 the portfolio has not yet recovered previous losses. As a result, there was no Incentive Allocation for those periods.

The following table illustrates the sector distribution of the Fund’s investments in Master Funds as of June 30, 2018 based on the fair value of the underlying assets and liabilities in each Master Fund including both long and short positions. Positive percentages represent net assets whereas negative percentages represent a net liability.

Agriculture / Softs	(3.5)%
Base metals	(7.1)%
Energy	(15.1)%
Equities	(4.2)%
Foreign exchange	72.4%
Long term / Intermediate rates	11.4%
Precious metals	6.1%
Short term rates	40.0%
100.0%

Index
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
$(2,814,248)

Index
The Blended Strategies Portfolio recorded a net loss for the first half of 2017. The majority of the portfolio's losses resulted from positions in foreign exchange, particularly in the Japanese yen versus the U.S. dollar. The portfolio also experienced losses in the agriculture and softs sector, particularly in natural gas, coffee, gold and zinc and from long positions in U.S. fixed income futures. Long positions in equity index futures, most notably in the U.S. and Asia, resulted in profits that offset a portion of the portfolio’s overall loss for the year.

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

Blended Strategies Portfolio
June 30, 2018	10.64%
December 31, 2017	9.63%
June 30, 2017	13.01%

Other than any potential market-imposed limitations on liquidity, the Fund’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Fund’s futures trading. Through June 30, 2018, the Fund experienced no meaningful periods of illiquidity in any of the markets traded by the Manager on behalf of the Fund.

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

Investment Company – The Fund is an investment company and applies specialized accounting guidance as outlined in Financial Accounting Standards Board Accounting Standards Codification Topic 946 Update 2013-08, Financial Services – Investment Companies, Amendments to the Scope, Measurement, and Disclosure Requirements. The Manager has evaluated this guidance and has determined the Fund meets the criteria to be classified as an investment company.

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

Based on their evaluation as of June 30, 2018, the Manager, along with the Manager’s principal executive officer and principal financial officer, has concluded that the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

Changes in Internal Control Over Financial Reporting

There were no changes to the Fund’s internal control over financial reporting during the second quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Index
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

Except for the information presented below, there have been no material changes to the risk factors disclosed in our 2017 Form 10-K.

Operational Risks may adversely affect the operations of the Manager and may directly and indirectly affect the operations of the Fund. The Manager is responsible for developing, implementing and operating appropriate systems and procedures to execute all investment transactions and monitor and control operational risk on behalf of the Fund.  The Manager relies on its execution, financial, accounting and other data processing systems to trade, clear and settle all transactions, to evaluate and monitor potential and existing portfolio investments, and to generate risk management and other reports that are critical to oversight of client accounts.  Certain of the Manager’s operations are dependent upon systems operated by third parties, including the Fund’s administrator, prime brokers, counterparties, electronic exchanges, other execution platforms and their various service providers.  The Manager may not be in a position to verify the reliability of such third-party systems or data.  Failure of or errors in such systems could result in mistakes or delays in the execution, confirmation or settlement of transactions, or in transactions not being properly booked, evaluated or accounted for.  The increasing reliance on internet-based programs and applications to conduct transactions and store data also creates increased security risks.  Targeted cyber-attacks, or accidental events, can lead to a breach in computer and data systems and access by unauthorized persons to sensitive transactional or personal information.  Data taken in breaches may be used by criminals to commit identity theft, obtain loans or payments under false identities, and other crimes.  Cybersecurity breaches at the Manager or its service providers or counterparties may directly or indirectly affect the Fund, and could lead to theft, data corruption, interference with business operations, disruption of operational systems, interference with the Manager’s or the Fund’s ability to execute transactions, direct financial loss or reputational damage, or violations of applicable laws related to data and privacy protection and consumer protection.

Index
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2018, the Fund issued no Units with respect to the Blended Strategies Portfolio.

Issuer Purchases of Units

Date	(a) Total Number of Units Purchased[1]	(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2018	1,143.604	117.85	N/A	N/A
May 1 - May 31, 2018	5,521.532	114.20	N/A	N/A
June 1 - June 30, 2018	3,676.529	104.92	N/A	N/A
TOTAL	10,341.665	111.30	N/A	N/A

1 Represents number of Units redeemed by Members of the Fund in accordance with the LLC Agreement.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Mine Safety Disclosures – None

Item 5.	Other Information – None

Index
Item 6.	Exhibits

* 3.1	Certificate of Formation of Graham Alternative Investment Fund II LLC
** 3.2	Amendment to Certificate of Formation of Graham Alternative Investment Fund II LLC
** 4.1	Amended and Restated Limited Liability Company Agreement of Graham Alternative Investment Fund II LLC
*** 31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of Principal Executive Officer)
*** 31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer)
*** 32.1	Section 1350 Certification (Certification of Principal Executive Officer and Chief Financial Officer)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated by reference to the Fund’s Form 10 previously filed on April 30, 2010

**	Incorporated by reference to the Fund’s Form 8-K previously filed on April 11, 2013

***	Filed herewith

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2018	GRAHAM ALTERNATIVE INVESTMENT FUND II LLC BLENDED STRATEGIES PORTFOLIO

	By:	GRAHAM CAPITAL MANAGEMENT, L.P. its Manager

By:	/s/	Paul Sedlack
Paul Sedlack, Principal Executive Officer

By:	/s/	Brian Douglas
Brian Douglas, Chief Financial Officer