Form 10-Q
period 2019-03-31
GRAHAM ALTERNATIVE INVESTMENT FUND II LLC
filed 2019-05-15
CIK 1461237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of the
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	None

As of May 1, 2019, 230,361.513 Units of the Blended Strategies Portfolio were outstanding.

GRAHAM ALTERNATIVE INVESTMENT FUND II LLC

BLENDED STRATEGIES PORTFOLIO
FORM 10-Q

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Consolidated Statements of Financial Condition

	March 31, 2019 (Unaudited)	December 31, 2018 (Audited)

Assets
Investment in Graham Alternative Investment Trading LLC, at fair value	$27,020,001	$27,978,759
Redemptions receivable from Graham Alternative Investment Trading LLC	514,152	182,935
Total assets	$27,534,153	$28,161,694

Liabilities and members’ capital
Liabilities:
Redemptions payable	$514,152	$182,935
Total liabilities	514,152	182,935

Members’ capital:
Class 0 Units (123,312.164 and 125,660.811 units issued and outstanding at $133.70 and $133.70, respectively)	16,486,750	16,801,362
Class 2 Units (109,922.506 and 116,424.562 units issued and outstanding at $95.82 and $96.01, respectively)	10,533,251	11,177,397
Total members’ capital	27,020,001	27,978,759
Total liabilities and members’ capital	$27,534,153	$28,161,694

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Unaudited Consolidated Statements of Operations

	Three Months Ended March 31,
	2019	2018
Net gain allocated from investment in Graham Alternative Investment Trading LLC
Net realized (loss) gain on investments	$(241,083)	$1,790,086
Net increase (decrease) in unrealized appreciation on investments	326,777	(972,755)
Brokerage commissions and fees	(48,638)	(78,101)
Net gain allocated from investment in Graham Alternative Investment Trading LLC	37,056	739,230

Net investment loss allocated from investment in Graham Alternative Investment Trading LLC
Investment income
Interest income	134,503	124,913

Expenses
Advisory fees	102,095	142,186
Sponsor fees	54,113	74,114
Professional fees and other	29,111	23,150
Administrator’s fees	9,250	12,229
Interest expense	1,449	-
Total expenses	196,018	251,679
Net investment loss allocated from investment in Graham Alternative Investment Trading LLC	(61,515)	(126,766)
Net (loss) income	$(24,459)	$612,464

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Unaudited Consolidated Statements of Changes in Members’ Capital

For the Three Months Ended March 31, 2019 and 2018

	Class 0 Units		Class 2 Units
	Units	Capital	Units	Capital	Total Members’ Capital

Members’ capital, December 31, 2017	164,393.539	$23,163,675	137,512.329	$14,017,790	$37,181,465
Subscriptions	–	–	–	–	–
Redemptions	(4,139.796)	(603,688)	(3,993.281)	(424,688)	(1,028,376)
Net income	–	394,780	–	217,684	612,464
Members’ capital, March 31, 2018	160,253.743	$22,954,767	133,519.048	$13,810,786	$36,765,553

	Class 0 Units		Class 2 Units
	Units	Capital	Units	Capital	Total Members’ Capital

Members’ capital, December 31, 2018	125,660.811	$16,801,362	116,424.562	$11,177,397	$27,978,759
Subscriptions	1,882.369	250,000	775.525	73,500	323,500
Redemptions	(4,231.016)	(563,529)	(7,277.581)	(694,270)	(1,257,799)
Net loss	–	(1,083)	–	(23,376)	(24,459)
Members’ capital, March 31, 2019	123,312.164	$16,486,750	109,922.506	$10,533,251	$27,020,001

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Unaudited Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2019	2018
Cash flows provided by operating activities
Net (loss) income	$(24,459)	$612,464
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net loss (income) allocated from investments in Graham Alternative Investment Trading LLC	24,459	(612,464)
Proceeds from sale of investments in Graham Alternative Investment Trading LLC	926,582	841,424
Investments in Graham Alternative Investment Trading LLC	(323,500)	–
Net cash provided by operating activities	603,082	841,424

Cash flows used in financing activities
Subscriptions	323,500	–
Redemptions	(926,582)	(841,424)
Net cash used in financing activities	(603,082)	(841,424)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Notes to Unaudited Consolidated Financial Statements

March 31, 2019

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

At March 31, 2019 and December 31, 2018, the Fund owned 47.80% and 46.31%, respectively of GAIT.

See attached financial statements of Graham Alternative Investment Trading LLC.

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

The Fund’s investment in GAIT has been valued at net asset value using the practical expedient. Accordingly, under U.S. GAAP, this investment is excluded from categorization in the fair value hierarchy. There were no Level 3 assets or liabilities held at any point during the three months ended March 31, 2019 or the year ended December 31, 2018 by the Fund, GAIT, the Master Funds or Cash Assets.

Cash and Cash Equivalents

The Fund classifies all highly liquid investments with a maturity of three months or less at the time of purchase as cash equivalents. Cash deposited with a bank is subject to credit risk. In the event of the bank’s insolvency, recovery of the Fund’s cash would be limited to account insurance or other protection afforded by such deposit. At March 31, 2019 and December 31, 2018, the Fund did not have any cash or cash equivalents.

Indemnifications

In the normal course of business, the Master Funds, GAIT, Cash Assets, and the Fund enters into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. The Fund’s maximum exposure under these arrangements is unknown; however, the Fund has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At March 31, 2019 and December 31, 2018, no accruals have been recorded by the Fund for indemnifications.

See attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Notes to Unaudited Consolidated Financial Statements (continued)

3. Capital Accounts

The Fund offers two classes (each a “Class”) of Units, being Class 0 Units and Class 2 Units. The Fund may issue additional Classes in the future subject to different fees, expenses or other terms, or may invest in other investment programs or combinations of investment programs managed by the Manager.

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

See attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Notes to Unaudited Consolidated Financial Statements (continued)

4. Fees and Related Party Transactions

Advisory Fees

Each Class of GAIT other than Class M paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate of 1.50% of the Members’ Capital of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is effected with respect to Units of such Class during the month. For the three months ended March 31, 2019 and 2018, the Advisory Fees allocated to the Fund by each Class of GAIT totaled $102,095 and $142,186, respectively.

Sponsor Fees

Each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Members’ Capital specified in the table below. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee. For the three months ended March 31, 2019 and 2018, the Sponsor Fees allocated to the Fund by each Class of GAIT totaled $54,113 and $74,114, respectively.

Class 0	Class 2

0.50%	1.25%

Incentive Allocation

At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class of GAIT, as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced, effective as of the date of any redemption of any Units of such class, by multiplying the loss carryforward by the ratio that the amount of Members’ Capital redeemed from such class bears to the capital of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made to the Manager. There was no Incentive Allocation allocated to the Fund by GAIT for the three months ended March 31, 2019 and 2018.

Any portion of any of the above fees, including the Incentive Allocation, may be paid by the Manager to third parties as compensation for selling activities in connection with the Fund.

Administrator’s Fee

For the three months ended March 31, 2019 and 2018, GAIT paid SEI a monthly administrator’s fee based on GAIT’s Members’ Capital, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, allocated to the Fund by GAIT for the three months ended March 31, 2019 and 2018 were $9,250 and $12,229, respectively.

See attached financial statements of Graham Alternative Investment Trading LLC.

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

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a “more-likely-than-not” threshold would be recorded as a tax expense in the current year. The Fund identifies its major tax jurisdictions as the U.S. for federal tax purposes and Connecticut for state tax purposes. The Manager has evaluated the Fund’s tax positions and has concluded that there are no significant tax positions requiring recognition, measurement or disclosure in the consolidated financial statements for open tax years 2016 through 2018 or expected to be taken in the Fund’s 2019 tax returns. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination. Any assessment for interest or penalties on taxes related to uncertain tax positions, when present, would be included in interest and penalties on tax on the consolidated statements of operations. No such interest and/or penalties were assessed to the Fund.

6. Financial Highlights

The following is the per Unit operating performance calculation for the three months ended March 31, 2019 and 2018:

	Class 0	Class 2
Per unit operating performance
Net asset value per unit, December 31, 2017	$140.90	$101.94
Net income:
Net investment loss	(0.38)	(0.47)
Net gain on investments	2.72	1.97
Net income	2.34	1.50
Net asset value per unit, March 31, 2018	$143.24	$103.44

Net asset value per unit, December 31, 2018	$133.70	$96.01
Net loss:
Net investment loss	(0.20)	(0.32)
Net gain on investments	0.20	0.13
Net loss	0.00	(0.19)
Net asset value per unit, March 31, 2019	$133.70	$95.82

See attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Notes to Unaudited Consolidated Financial Statements (continued)

6. Financial Highlights (continued)

The following represents ratios to average members’ capital and total return for the three months ended March 31, 2019 and 2018:

	Class 0		Class 2
	2019	2018	2019	2018

Total return before Incentive Allocation	0.00%	1.66%	(0.20)%	1.47%
Incentive Allocation	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	0.00%	1.66%	(0.20)%	1.47%

Net investment loss before Incentive Allocation	(0.15)%	(0.26)%	(0.34)%	(0.45)%
Incentive Allocation	0.00	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(0.15)%	(0.26)%	(0.34)%	(0.45)%

Total expenses before Incentive Allocation	0.64%	0.59%	0.83%	0.78%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	0.64%	0.59%	0.83%	0.78%

Total return is calculated for Class 0 and Class 2 Units taken as a whole. Total return is calculated as the change in total Members’ Capital adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for Class 0 and Class 2 Units taken as a whole and include net amounts allocated from GAIT. The computation of such ratios is based on the amount of net investment loss, expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of Members’ Capital for Class 0 and Class 2 Units of the Fund for the three months ended March 31, 2019 and 2018, and are not annualized.

7. Subsequent Events

The Fund had subscriptions of approximately $0.1 million and redemptions of approximately $0.4 million from April 1, 2019 through May 15, 2019, the date through which subsequent events were evaluated by management and consolidated financial statements were available for issuance. These amounts have not been included in the consolidated financial statements.

See attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Trading LLC

Statements of Financial Condition

	March 31, 2019 (Unaudited)	December 31, 2018 (Audited)
Assets
Investments in Master Funds, at fair value	$5,448,451	$5,730,163
Investment in Graham Cash Assets LLC, at fair value	52,734,578	55,501,064
Receivable from Master Funds	6,640	43
Total assets	$58,189,669	$61,231,270

Liabilities and members’ capital
Liabilities:
Redemptions payable	$1,393,337	$520,046
Accrued professional fees	149,821	165,656
Accrued advisory fees	72,484	76,351
Accrued sponsor fees	38,346	41,055
Accrued administrator’s fee	6,590	6,870
Payable to Master Funds	4,499	68
Total liabilities	1,665,077	810,046

Members’ capital:
Class 0 Units (250,323.282 and 263,114.613 units issued and outstanding at $133.70 and $133.70 per unit, respectively)	33,468,051	35,179,498
Class 2 Units (228,788.396 and 251,175.400 units issued and outstanding at $95.82 and $96.01 per unit, respectively)	21,923,503	24,114,225
Class M Units (4,671.470 units issued and outstanding at $242.54 and $241.36 per unit, respectively)	1,133,038	1,127,501
Total members’ capital	56,524,592	60,421,224
Total liabilities and members’ capital	$58,189,669	$61,231,270

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Condensed Schedules of Investments

	March 31, 2019 (Unaudited)		December 31, 2018 (Audited)
Description	Fair Value	Percentage of Members’ Capital	Fair Value	Percentage of Members’ Capital

Investments in Master Funds, at fair value
Graham Commodity Strategies LLC	$2,326,621	4.12%	$2,439,800	4.03%
Graham K4D Trading Ltd.	3,121,830	5.52%	3,290,363	5.45%
Total investments in Master Funds	$5,448,451	9.64%	$5,730,163	9.48%

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Operations and Incentive Allocation

	Three Months Ended March 31,
	2019	2018
Net gain allocated from investments in Master Funds
Net realized (loss) gain on investments	$(512,037)	$3,857,536
Net increase (decrease) in unrealized appreciation on investments	678,788	(2,005,298)
Brokerage commissions and fees	(103,761)	(166,803)
Net gain allocated from investments in Master Funds	62,990	1,685,435

Net investment income allocated from investments in Master Funds	25,584	24,027

Investment income
Interest income	261,666	243,153
Total investment income	261,666	243,153

Expenses
Advisory fees	213,900	299,866
Sponsor fees	113,970	162,493
Professional fees and other	62,070	49,462
Administrator’s fee	19,758	26,182
Interest expense	3,095	-
Total expenses	412,793	538,003
Net investment loss of the Fund	(151,127)	(294,850)

Net (loss) income	(62,553)	1,414,612

Incentive allocation	-	-

Net (loss) income available for pro-rata allocation to all members	$(62,553)	$1,414,612

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Changes in Members’ Capital

For the Three Months Ended March 31, 2019 and 2018

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2017	331,577.130	$46,720,480	320,722.151	$32,693,924	4,671.470	$1,164,668	$80,579,072
Subscriptions	–	–	–	–	–	–	–
Redemptions	(21,577.372)	(3,205,378)	(6,473.455)	(689,158)	–	–	(3,894,536)
Incentive allocation	–	–	–	–	–	–	–
Net income	–	889,307	–	500,135	–	25,170	1,414,612
Members’ capital, March 31, 2018	309,999.758	$44,404,409	314,248.696	$32,504,901	4,671.470	$1,189,838	$78,099,148

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2018	263,114.613	$35,179,498	251,175.400	$24,114,225	4,671.470	$1,127,501	$60,421,224
Subscriptions	2,447.080	325,000	775.525	73,500	–	–	398,500
Redemptions	(15,238.411)	(2,029,083)	(23,162.529)	(2,203,496)	–	–	(4,232,579)
Incentive allocation	–	–	–	–	–	–	–
Net (loss) income	–	(7,364)	–	(60,726)	–	5,537	(62,553)
Members’ capital, March 31, 2019	250,323.282	$33,468,051	228,788.396	$21,923,503	4,671.470	$1,133,038	$56,524,592

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Cash Flows

	Three Months Ended March 31,
	2019	2018
Cash flows provided by operating activities
Net (loss) income	$(62,553)	$1,414,612
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net (income) allocated from investments in Master Funds	(88,574)	(1,709,462)
Net (income) allocated from investment in Graham Cash Assets LLC	(261,666)	(243,153)
Proceeds from sale of investments in Master Funds	16,696,438	20,559,136
Proceeds from sale of investments in Graham Cash Assets LLC	15,919,947	17,070,894
Investments in Master Funds	(16,328,318)	(18,956,384)
Investments in Graham Cash Assets LLC	(12,891,795)	(14,752,598)
Changes in assets and liabilities:
Decrease in accrued professional fees	(15,835)	(18,923)
Decrease in accrued advisory fees	(3,867)	(2,515)
Decrease in accrued sponsor fees	(2,709)	(996)
Decrease in accrued administrator’s fee	(280)	(352)
Net cash provided by operating activities	2,960,788	3,360,259

Cash flows used in financing activities
Subscriptions	398,500	–
Redemptions	(3,359,288)	(3,360,259)
Net cash used in financing activities	(2,960,788)	(3,360,259)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

Supplemental cash flow information
Interest paid	$3,095	$–

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements

March 31, 2019

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

Revenue Recognition

All positions in financial instruments are recorded on the trade date at fair value. Net unrealized appreciation or depreciation on open derivative financial instruments is included in the Master Funds’ statements of financial condition as the difference between the original purchase price and the current market value at year end. Any change in net unrealized appreciation or depreciation from the preceding period is reported in the Master Funds’ statements of operations. Interest income and expense are recorded on the accrual basis. Dividends are recorded on the ex-dividend date and are net of applicable withholding taxes. All other expenses are recorded on the accrual basis. Realized gains and losses are calculated based on the specific identification method.

Brokerage Commissions and Fees

Brokerage commissions and fees on the Master Funds’ financial statements represent all brokerage commissions and other fees incurred in connection with the Master Funds’ trading activity and are recorded on the accrual basis.

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated using the exchange rates at March 31, 2019 and December 31, 2018. Gains and losses resulting from foreign currency transactions are calculated using daily exchange rates prevailing on the transaction date. The Master Funds do not isolate the portion of results of operations from changes in foreign exchange rates on investments and cash from fluctuations arising from changes in market prices held. The Master Funds’ currency translation gains and losses are included in the statements of operations and incentive allocation within net realized (loss) gain and net increase (decrease) in unrealized appreciation on investments.

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

GAIT’s investments in the Master Funds and Graham Cash Assets LLC (“Cash Assets”) have been valued at net asset value using the practical expedient. Accordingly, under U.S. GAAP, these investments are excluded from categorization in the fair value hierarchy. GAIT’s investments in the Master Funds and Cash Assets are discussed in Notes 3 and 4. There were no Level 3 assets or liabilities held at any point during the three months ended March 31, 2019 or the year ended December 31, 2018 by GAIT, the Master Funds, or Cash Assets.

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

Credit Risk Related Contingent Features

OTC derivative instruments are subject to ISDA Master Agreements which generally require among other things, that the Master Funds maintain a predetermined level of net assets or rate of return and provide limits with respect to any decline in value over 1-month, 3-month and 12-month periods. If the Master Funds were to violate such provisions, the counterparty to these instruments could demand liquidation of the outstanding positions. There were no events that occurred throughout three month period ended March 31, 2019 and December 31, 2018 which caused any counterparty to demand liquidation of any outstanding positions. Graham K4D Trading Ltd. had derivative instruments subject to credit risk related contingent features in a net liability position in the amount of $1,128,560 and $3,714,582 at March 31, 2019 and December 31, 2018, respectively. Graham Commodity Strategies LLC had derivative instruments subject to credit risk related contingent features in a net liability position in the amount of $0 and $1,049 at March 31, 2019 and December 31, 2018, respectively.

New York Mercantile Exchange Corporate Membership

Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is a member of the New York Mercantile Exchange (“NYMEX”). As a result of its membership, Graham Commodity Strategies LLC owns two NYMEX seats and 30,000 shares of the CME Group. Graham Commodity Strategy LLC’s policy is to value the NYMEX seats and the shares of the CME Group at fair value. As of March 31, 2019 and December 31, 2018, the two NYMEX seats were valued at $170,500 and $220,000, respectively, and the 30,000 shares of CME Group were valued at $4,937,400 and $5,643,600, respectively, both of which are contained within Exchange Memberships on Graham Commodity Strategies LLC’s statements of financial condition. The NYMEX seats and CME Group shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Chicago Board of Trade Membership

Graham K4D Trading Ltd., a Master Fund in which GAIT invests, is a member of the Chicago Board of Trade (“CBOT”) under Rule 106.S and owns two B-1/Full seats and one B‑2/Associate seat (“collectively, “CBOT memberships”). Graham K4D Trading Ltd.’s policy is to value the CBOT memberships at fair value. As of March 31, 2019 and December 31, 2018, the two B-1/Full seats were valued at a total of $538,000 and $560,000, respectively, and the B-2/Associate seat was valued at $48,000 and $51,000, respectively, all of which are included in Exchange Memberships on the statements of financial condition. Additionally, Graham K4D Trading Ltd. owns a Chicago Mercantile Exchange (“CME”) seat valued at $90,000 and $145,500 at March 31, 2019 and December 31, 2018, respectively, which is also included in Exchange Memberships on the statements of financial condition. The CBOT memberships and CME seat are considered Level 1 assets as described in the Fair Value section of Note 2.

Fixed Income Securities

The fixed income securities positions are valued at the mean between the last reported bid and ask quotations received from independent brokers. GAIT is exposed to credit risk relating to whether the issuers will meet their obligations when they come due until the fixed income securities are sold or reach maturity.

Indemnifications

In the normal course of business, the Master Funds, Cash Assets, and GAIT enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. GAIT’s maximum exposure under these arrangements is unknown; however, GAIT has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At March 31, 2019 and December 31, 2018, no accruals have been recorded by GAIT for indemnifications.

Cash and Cash Equivalents

GAIT classifies all highly liquid investments with a maturity of three months or less at the time of purchase as cash equivalents. Cash deposited with a bank is subject to credit risk. In the event of the bank’s insolvency, recovery of the GAIT’s cash would be limited to account insurance or other protection afforded by such deposit. At March 31, 2019 and December 31, 2018, GAIT did not have any cash or cash equivalents.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds

As of March 31, 2019 and December 31, 2018, GAIT invested in various Master Funds, all of which were managed by the Manager. GAIT’s investments in these Master Funds, as well as the investment objectives of each Master Fund, are summarized below. Master Funds in which GAIT invested 5% or more of its Members’ Capital are individually identified. All of the Master Funds and GAIT are related parties. The Master Funds do not charge management or incentive allocation, and all offer monthly subscriptions and redemptions.

March 31, 2019
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (Loss) (three months ended March 2019)

Global Macro Funds
Graham Commodity Strategies LLC	4.12%	$2,326,621	$(1,133,640)

Systematic Macro Funds
Graham K4D Trading Ltd.	5.52%	3,121,830	1,222,214
	9.64%	$5,448,451	$88,574

December 31, 2018
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (Loss) (three months ended March 2018)

Global Macro Funds
Graham Commodity Strategies LLC	4.03%	$2,439,800	$3,932,753

Systematic Macro Funds
Graham K4D Trading Ltd.	5.45%	3,290,363	(2,223,291)
	9.48%	$5,730,163	$1,709,462

The following table summarizes the financial position of each Master Fund as of March 31, 2019:

	Graham Commodity Strategies LLC (Delaware)	Graham K4D Trading Ltd. (BVI)
Assets:
Fixed income securities, at fair value (cost $31,087,793)	$-	$31,245,908
Due from brokers	87,930,729	7,336,850
Derivative financial instruments, at fair value	22,061,936	23,392,185
Exchange memberships, at fair value	5,107,900	676,000
Accrued interest income	-	130,054
Total assets	115,100,565	62,780,997

Liabilities:
Derivative financial instruments, at fair value	21,748,325	1,128,560
Due to brokers	-	3,742,687
Interest payable	-	7,724
Total liabilities	21,748,325	4,878,971
Members’ Capital / Net Assets	$93,352,240	$57,902,026

Percentage of Master Fund held by GAIT	2.49%	5.39%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2019:

Description	Number of Contracts / Notional Amounts		Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC
Exchange memberships (cost $2,146,960)
United States (cost $2,146,960)
Financial services (cost $2,146,960)			$5,107,900	5.47%
Total exchange memberships			$5,107,900	5.47%

Derivative financial instruments
Long contracts
Futures
Commodity			$(3,908,953)	(4.19)%
Currency			(250)	(0.00)%
Foreign bond			889	0.00%
Foreign index			(17,518)	(0.02)%
Interest rate			(1,244,056)	(1.33)%
U.S. bond
U.S. Ultra bond June 2019		50	484,469	0.52%
Other U.S. bond			(2,895,750)	(3.10)%
U.S. index			(796,178)	(0.85)%
Total futures			(8,377,347)	(8.97)%

Forwards
Taiwan dollar / U.S. dollar 04/08/2019 - 09/12/2019	TWD	27,008,346,000	(5,144,280)	(5.51)%
Other foreign currency			2,282,864	2.44%
Total forwards			(2,861,416)	(3.07)%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2019:

Description	Number of Contracts / Notional Amounts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC (continued)
Derivative financial instruments (continued)
Long contracts (continued)
Options (cost $78,260,184)
Commodity futures		$40,557	0.04%
Currency
U.S. dollar / Chinese yuan April - December 2019, $6.35 - $6.75 Put	7	4,725,955	5.06%
U.S. dollar / Chinese yuan April 2019, $6.92 Put	1	5,877,320	6.30%
Other currency futures		22,645,336	24.26%
Interest rate
Euro dollar 1yr midcurve June - September 2019, $96.50 Put	2	(5,625,000)	(6.03)%
Euro dollar 3yr midcurve September 2019, $98.00 Call	1	4,156,250	4.45%
Euro dollar June 2019 - December 2020 $95.50 - $97.25 Put	6	1,737,275	1.86%
Euro dollar September 2019 $97.50 Call	1	1,687,500	1.81%
Euro dollar December 2019 $97.63 Call	1	7,800,000	8.36%
Euro dollar March 2020 $97.88 Call	1	7,000,000	7.50%
Other interest rate futures		416,875	0.45%
U.S. index futures		3,790,000	4.06%
Total options		54,252,068	58.12%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2019:

Description	Number of Contracts / Notional Amounts		Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity			$(403,910)	(0.43)%
Foreign bond			(235,513)	(0.25)%
Foreign index			(1,184,995)	(1.27)%
Interest rate			2,372,875	2.54%
U.S. bond
U.S. Ultra bond March 2019		(3,147)	(13,569,438)	(14.54)%
Other U.S. bond			138,719	0.15%
Total futures			(12,882,262)	(13.80)%

Forwards
U.S. dollar / Taiwan dollar 04/08/2019 - 09/12/2019	TWD	(27,007,345,500)	6,704,672	7.18%
Other foreign currency			(4,294,221)	(4.60)%
Total forwards			2,410,451	2.58%

Options (proceeds $53,200,750)
Commodity futures			(9,869)	(0.01)%
Currency futures
U.S. dollar / Chinese yuan April - December 2019, $6.35 - $6.75 Put		(8)	(4,725,955)	(5.06)%
U.S. dollar / Chinese yuan April 2019, $6.92 Put		(1)	(5,877,320)	(6.30)%
Other currency futures			(12,674,544)	(13.57)%
Interest rate futures
Euro dollar 3yr midcurve September 2019, $98.25 Call		(1)	(2,078,125)	(2.23)%
Euro dollar September 2019 - March 2020, $97.88 - $98.50 Call		(4)	(6,750,000)	(7.23)%
Euro dollar June 2019 - December 2020, $95.00 - $98.13 Put		(6)	(2,965,625)	(3.18)%
Other interest rate futures			4,833,555	5.18%
U.S. index futures			(1,980,000)	(2.12)%
Total options			(32,227,883)	(34.52)%
Total derivative financial instruments			$313,611	0.34%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2019:

Description	Principal / Number of Contracts / Notional Amounts	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd.
Fixed income securities owned (cost $31,087,793)
Bonds (cost $31,087,793)
United States (cost $31,087,793)
Government Bonds (cost $31,087,793)
U.S. Treasury bond 1.38% due 01/15/2020	$31,500,000	$31,245,908	53.96%
Total United States		31,245,908	53.96%
Total bonds		31,245,908	53.96%
Total fixed income securities owned		$31,245,908	53.96%

Exchange memberships (cost $1,051,100)
United States (cost $1,051,100)
Financial services (cost $1,051,100)		$676,000	1.17%
Total exchange memberships		$676,000	1.17%

Derivative financial instruments
Long contracts
Futures
Commodity		2,554,591	4.41%
Currency		91,734	0.16%
Foreign bond		8,932,755	15.44%
Foreign index		2,399,461	4.14%
Interest rate		1,380,467	2.38%
U.S. bond
U.S. 2 yr note June 2019	204	(501,400)	(0.87)%
U.S. 10 yr note June 2019	870	1,384,851	2.39%
U.S. long bond June 2019	919	3,091,851	5.34%
U.S. index		2,843,982	4.91%
Total futures		22,178,292	38.30%

Forwards
Foreign currency		(1,633,660)	(2.82)%
Total forwards		(1,633,660)	(2.82)%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2019:

Description	Number of Contracts / Notional Amounts	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd. (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity		$1,213,250	2.11%
Currency		25,566	0.04%
Foreign bond		(224,747)	(0.39)%
Foreign index		(10,489)	(0.02)%
Interest rate		(122)	(0.00)%
U.S. bond		210,435	0.36%
Total futures		1,213,893	2.10%

Forwards
Foreign currency		505,100	0.87%
Total forwards		505,100	0.87%
Total derivative financial instruments		$22,263,625	38.45%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the fair value classification of each investment type by Master Fund as of March 31, 2019:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.
Assets
Level 1:
Commodity futures	$131,636	$6,781,044
Commodity futures options	40,557	-
Currency futures	4,125	120,622
Exchange memberships	5,107,900	676,000
Foreign bond futures	889	8,932,755
Foreign index futures	585,887	3,089,493
Interest rate futures	3,779,624	1,514,150
Interest rate futures options	28,170,999	-
U.S. bond futures	2,331,727	4,687,137
U.S. index futures	295,047	2,875,953
U.S. index futures options	3,790,000	-
Total Level 1	44,238,391	28,677,154

Level 2:
Foreign currency forwards	25,151,672	2,283,555
Foreign currency options	33,248,611	-
Government bonds*	-	31,245,908
Total Level 2	58,400,283	33,529,463
Total investment related assets	$102,638,674	$62,206,617

Liabilities
Level 1:
Commodity futures	$(4,444,499)	$(3,013,203)
Commodity futures options	(9,869)	-
Currency futures	(4,375)	(3,322)
Foreign bond futures	(235,513)	(224,747)
Foreign index futures	(1,788,400)	(700,521)
Interest rate futures	(2,650,805)	(133,805)
Interest rate futures options	(17,958,294)	-
U.S. bond futures	(18,173,727)	(501,400)
U.S. index futures	(1,091,225)	(31,971)
U.S. index futures options	(1,980,000)	-
Total Level 1	(48,336,707)	(4,608,969)

Level 2:
Foreign currency forwards	(25,602,637)	(3,412,115)
Foreign currency options	(23,277,819)	-
Total Level 2	(48,880,456)	(3,412,115)
Total investment related liabilities	$(97,217,163)	$(8,021,084)

* See each Master Fund’s condensed schedule of investments for breakout of industry and geographic region.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham Commodity Strategies LLC based on its average quarterly notional amounts and number of contracts for the three months ended March 31, 2019. The table also displays the fair value of derivative contracts held by Graham Commodity Strategies LLC at March 31, 2019 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$303,865,567	3,208	$(47,319,890)	(1,086)	$131,636	$(4,444,499)
Options(a)	839,381	245	(114,825)	(15)	40,557	(9,869)
	304,704,948	3,453	(47,434,715)	(1,101)	172,193	(4,454,368)
Equity price
Futures	204,333,242	2,693	(4,124,654)	(43)	880,934	(2,879,625)
Options(a)	173,942,951	4,000	(133,092,820)	(8,000)	3,790,000	(1,980,000)
	378,276,193	6,693	(137,217,474)	(8,043)	4,670,934	(4,859,625)

Foreign currency exchange rate
Forwards	8,977,631,571	N/A	(3,458,198,989)	N/A	25,151,672	(25,602,637)
Futures	2,587,488	25	-	-	4,125	(4,375)
Options(a)	1,663,415,648	72	(2,127,157,677)	(78)	33,248,611	(23,277,819)
	10,643,634,707	97	(5,585,356,666)	(78)	58,404,408	(48,884,831)
Interest rate
Futures	11,845,478,991	47,388	(6,013,755,852)	(26,698)	6,112,240	(21,060,045)
Options(a)	7,939,792,969	279,184	(4,034,314,464)	(186,800)	28,170,999	(17,958,294)
	19,785,271,960	326,572	(10,048,070,316)	(213,498)	34,283,239	(39,018,339)
Total	$31,111,887,808	336,815	$(15,818,079,171)	(222,720)	$97,530,774	$(97,217,163)

(a)	Notional amounts for options are based on the delta-adjusted positions.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham K4D Trading Ltd. based on its average quarterly notional amounts and number of contracts for the three months ended March 31, 2019. The table also displays the fair value of derivative contracts held by Graham K4D Trading Ltd. at March 31, 2019 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$190,212,543	1,884	$(191,537,286)	(4,234)	$6,781,044	$(3,013,203)
	190,212,543	1,884	(191,537,286)	(4,234)	6,781,044	(3,013,203)

Equity price
Futures	506,864,492	5,314	(679,572)	(27)	5,965,446	(732,492)
	506,864,492	5,314	(679,572)	(27)	5,965,446	(732,492)
Foreign currency exchange rate
Forwards	216,726,741	N/A	(662,026,033)	N/A	2,283,555	(3,412,115)
Futures	18,303,705	189	(4,387,859)	(37)	120,622	(3,322)
	235,030,446	189	(666,413,892)	(37)	2,404,177	(3,415,437)

Interest rate
Futures	2,534,671,973	13,137	(147,057,790)	(1,006)	15,134,042	(859,952)
	2,534,671,973	13,137	(147,057,790)	(1,006)	15,134,042	(859,952)
Total	$3,466,779,454	20,524	$(1,005,688,540)	(5,304)	$30,284,709	$(8,021,084)

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

When multiple derivative contracts are held with the same counterparty, the Master Funds will net the contracts in an asset position with the contracts in a liability position when covered by a master netting agreement or similar arrangements, for presentation in the statements of financial condition. The table below displays the amounts at March 31, 2019 by which the fair values of both derivative assets and derivative liabilities were reduced within the Master Funds’ statements of financial condition as a result of this netting. Gross amounts below correspond to the total derivative asset and derivative liability balances categorized by primary underlying risk and product type in the preceding tables. Collateral pledged (received) for derivative assets and liabilities represent the cash amounts which are included in due from brokers on the statements of financial condition. Actual collateral pledged or received by the Master Funds may exceed these amounts.

Description	Gross Amount	Gross Amount Offset in the Statements of Financial Condition	Net Amount Presented in the Statements of Financial Condition	Collateral (Received) / Pledged	Net Amount

Graham Commodity Strategies LLC[1]
Derivative assets	$97,530,774	$(75,468,838)	$22,061,936	$-	$22,061,936
Derivative liabilities	(97,217,163)	75,468,838	(21,748,325)	$21,748,325	-

Graham K4D Trading Ltd.[2]
Derivative assets	$30,284,709	$(6,892,524)	$23,392,185	$(3,742,687)	$19,649,498
Derivative liabilities	(8,021,084)	6,892,524	(1,128,560)	$1,128,560	-

1 Net derivative asset and liability amounts presented in the statements of financial condition are held with four counterparties. At March 31, 2019, additional collateral pledged in the amount of $66,166,654 was posted in support of derivative positions and is included in due from brokers on the statements of financial condition.

2 Net derivative asset and liability amounts presented in the statement of financial condition are held with two counterparties. At March 31, 2019, additional collateral pledged in the amount of $6,208,290 was posted in support of derivative positions and is included in due from brokers on the statement of financial condition.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the results of operations of each Master Fund for the three months ended March 31, 2019:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.

Net investment income	$535,933	$209,078

Net realized loss on investments	(4,056,640)	(6,713,013)
Net (decrease) increase in unrealized appreciation on investments	(37,115,258)	29,702,358
Brokerage commissions and fees	(3,815,829)	(119,452)
Net (loss) gain on investments	(44,987,727)	22,869,893
Net (loss) income	$(44,451,794)	$23,078,971

The following table shows the gains and losses on all financial instruments held by the Master Funds reported in net realized loss and net (decrease) increase in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the three months ended March 31, 2019:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.
Commodity price
Futures	$(10,449,291)	$(11,815,296)
Options	(535,654)	-
	(10,984,945)	(11,815,296)
Equity price
Equities	(755,700)	(80,500)
Futures	(14,193,580)	15,634,097
Options	(884,405)	-
	(15,833,685)	15,553,597
Foreign currency exchange rate
Forwards	(7,976,212)	2,196,504
Futures	(52,011)	363,357
Options	(11,336,279)	-
	(19,364,502)	2,559,861
Interest rate
Fixed income securities	-	153,809
Futures	(2,160,003)	16,537,374
Options	7,171,237	-
	5,011,234	16,691,183
Total	$(41,171,898)	$22,989,345

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
U.S. bond
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
Currency
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
Interest rate
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

Derivative financial instruments
Long contracts
Futures
Commodity
Natural gas February 2019		378	$(5,558,587)	(7.99)%
Other commodity			(1,630,362)	(2.35)%
Currency
Japanese yen March 2019		4	11,862	0.02%
Other currency			(291,631)	(0.42)%
Foreign bond			4,250,332	6.11%
Foreign index			(1,951,495)	(2.80)%
Interest rate			480,650	0.69%
U.S. bond
U.S. 10yr note March 2019		679	340,805	0.49%
U.S. long bond March 2019		886	1,496,445	2.15%
U.S. index			(3,303,916)	(4.75)%
Total futures			(6,155,897)	(8.85)%

Forwards
Japanese yen / U.S. dollar 01/04/2019 – 03/20/2019	JPY	7,409,817,000	518,746	0.75%
Other foreign currency			876,576	1.26%
Total forwards			1,395,322	2.01%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2018:

Description	Number of Contracts / Notional Amounts		Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd. (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity			$8,406,227	12.08%
Currency			27,885	0.04%
Foreign index			2,446,585	3.52%
Interest rate
90 day Eurodollar June 2020		(3,081)	(4,086,692)	(5.87)%
Other interest rate			(98,172)	(0.14)%
U.S. bond
U.S. 2 yr – 5 yr note March 2019		(2,956)	(4,784,097)	(6.88)%
U.S. index			326,957	0.47%
Total futures			2,238,693	3.22%

Forwards
U.S. dollar / Japanese yen 01/04/2019 – 01/07 2019	JPY	(2,633,486,422)	(143,282)	(0.21)%
U.S. dollar / Japanese yen 03/20/2019	JPY	(22,697,264,000)	(6,247,196)	(8.98)%
Other foreign currency			1,280,574	1.84%
Total forwards			(5,109,904)	(7.35)%
Total derivative financial instruments			$(7,631,786)	(10.97)%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the fair value classification of each investment type by Master Fund as of December 31, 2018:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.
Assets
Level 1:
Commodity futures	$4,486,309	$10,924,441
Commodity futures options	2,337,480	-
Currency futures	475	59,691
Exchange memberships	5,863,600	756,500
Foreign bond futures	138,198	4,250,332
Foreign index futures	-	2,603,289
Interest rate futures	20,013,528	480,650
Interest rate futures options	13,342,488	-
U.S. bond futures	19,339,805	1,837,250
U.S. index futures	43,370	326,957
U.S. index futures options	1,256,250	-
Total Level 1	66,821,503	21,239,110

Level 2:
Foreign currency forwards	27,155,059	5,540,490
Foreign currency options	58,675,515	-
Government bonds*	-	62,592,100
Total Level 2	85,830,574	68,132,590
Total investment related assets	$152,652,077	$89,371,700

Liabilities
Level 1:
Commodity futures	$(561,950)	$(9,707,163)
Commodity futures options	(1,000,339)	-
Currency futures	(1,640)	(311,575)
Foreign bond futures	(642,744)	-
Foreign index futures	(42,275)	(2,108,199)
Interest rate futures	(21,863,938)	(4,184,864)
Interest rate futures options	(16,028,272)	-
U.S. bond futures	(221,375)	(4,784,097)
U.S. index futures	(242,000)	(3,303,916)
U.S. index futures options	(2,808,500)	-
Total Level 1	(43,413,033)	(24,399,814)

Level 2:
Foreign currency forwards	(25,228,254)	(9,255,072)
Foreign currency options	(59,626,208)	-
Total Level 2	(84,854,462)	(9,255,072)
Total investment related liabilities	$(128,267,495)	$(33,654,886)

*	See each Master Fund’s condensed schedule of investments for breakout of industry and geographic region.

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

The following table shows the gains and losses on all financial instruments held by the Master Funds reported in net realized gain (loss) and net decrease in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the three months ended March 31, 2018:

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

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
4. Graham Cash Assets LLC

GAIT invests a portion of its excess liquidity in Cash Assets, an entity for which the Manager is also the sole investment advisor. Cash Assets commenced operations on June 22, 2005 and was formed as a Delaware Limited Liability Company for the purpose of consolidating investment activity of multiple funds managed by the Manager. Its objective is to preserve capital while enhancing return on cash balances and providing daily liquidity. It invests in debt obligations guaranteed by the U.S. federal government which generally range in maturity from one to thirty months. Cash Assets also maintains cash and cash equivalents on deposit with major U.S. institutions. Cash Assets values all fixed income securities at amortized cost which approximates fair value. GAIT’s investment in Cash Assets is valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP based upon GAIT’s proportionate share of Cash Assets’ reported net asset value. GAIT’s investment in GCA at March 31, 2019 and December 31, 2018 is $52,734,578 and $55,501,064 which represents a percentage of GAIT’s members’ capital of 93.29% and 91.86%, respectively.

GAIT records its proportionate share of Cash Assets’ investment income and expenses on a monthly basis. For the three months ended March 31, 2019 and 2018, the total amount recognized by GAIT with respect to its investment in Cash Assets was $261,666 and $243,153, respectively. These amounts are included in interest income in the statements of operations and incentive allocation. At March 31, 2019 and December 31, 2018, GAIT owned approximately 1.13% and 1.26%, respectively, of Cash Assets. The following table summarizes the financial position of Cash Assets as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Assets:
Cash and cash equivalents	$692,388,268	$727,311,005
Investments in fixed income securities (amortized cost $3,954,567,670 and $3,678,136,029, respectively)	3,954,567,670	3,678,136,029
Interest receivable	12,387,975	12,116,133
Total assets	4,659,343,913	4,417,563,167

Liabilities:
Interest payable	17,000	-
Total liabilities	17,000	-

Members’ capital	$4,659,326,913	$4,417,563,167

The following table summarizes the results of operations of Cash Assets for the three months ended March 31, 2019 and 2018:

	2019	2018
Investment income
Interest income	$22,034,981	$18,318,485
Total investment income	22,034,981	18,318,485

Expenses:
Bank fee expense	32,846	23,740
Total expenses	32,846	23,740
Net investment income	22,002,135	18,294,745
Net income	$22,002,135	$18,294,745

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

The following represents the condensed schedule of investments of Cash Assets as of March 31, 2019:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (amortized cost $3,954,567,670)
United States
Government Bonds (amortized cost $3,580,290,230)
U.S. Treasury bonds 0.75% – 3.13% due 04/15/2019 – 10/31/2020	$3,600,000,000	$3,580,290,230	76.84%
Total Government Bonds		3,580,290,230	76.84%

Treasury Bills (amortized cost $374,277,440)
U.S. Treasury bills 0.00% due 04/11/2019 – 06/13/2019	375,000,000	374,277,440	8.03%
Total Treasury Bills		374,277,440	8.03%
Total United States		3,954,567,670	84.87%
Total Investments in Fixed Income Securities		$3,954,567,670	84.87%

The following represents the condensed schedule of investments of Cash Assets as of December 31, 2018:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (amortized cost $3,678,136,029)
United States
Government Bonds (amortized cost $3,678,136,029)
U.S. Treasury bonds 0.75% – 3.13% due 01/15/2019 – 10/31/2020	$3,700,000,000	$3,678,136,029	83.26%
Total Government Bonds		3,678,136,029	83.26%
Total United States		3,678,136,029	83.26%
Total Investments in Fixed Income Securities		$3,678,136,029	83.26%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

Cash Assets reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP. The following table shows the fair value classification of each investment type held by Cash Assets as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Assets
Level 2:
Fixed income securities
Government bonds	$3,580,290,230	$3,678,136,029
Treasury bills	374,277,440	-
Total fixed income securities	3,954,567,670	3,678,136,029
Total Level 2	3,954,567,670	3,678,136,029
Total assets	$3,954,567,670	$3,678,136,029

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

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

6. Fees and Related Party Transactions

Advisory Fees

Each Class of GAIT other than Class M paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate of 1.50% of the Members’ Capital of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is affected with respect to Units of such Class during the month. The Advisory Fees paid to the Manager for the three months ended March 31, 2019 and 2018 were $213,900 and $299,866, respectively.

Sponsor Fees

Each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Members’ Capital specified in the table below. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee. The Sponsor Fees paid to the Manager for the three months ended March 31, 2019 and 2018 were $113,970 and $162,493, respectively.

Class 0	Class 2

0.50%	1.25%

Incentive Allocation

At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced effective as of the date of any redemption of any Units of such class by multiplying the loss carryforward by the ratio that the amount of assets redeemed from such class bears to the net assets of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made. There was no Incentive Allocation for the three months ended March 31, 2019 and 2018.

Any portion of any of the above fees, including the Incentive Allocation, may be paid by the Manager to third parties as compensation for selling activities in connection with GAIT.

Administrator’s Fee

For the three months ended March 31, 2019 and 2018, GAIT paid SEI a monthly administrator’s fee based on GAIT’s Members’ Capital, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, incurred by GAIT were $19,758 and $26,182, respectively.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

7. Income Taxes

No provision for income taxes has been made in the accompanying financial statements, as members are individually responsible for reporting income or loss based upon their respective share of GAIT’s revenues and expenses for income tax purposes.

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing GAIT’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a “more-likely-than-not” threshold would be recorded as a tax expense in the current year. GAIT identifies its major tax jurisdictions as the U.S. for federal tax purposes and Connecticut for state tax purposes. The Manager has evaluated GAIT’s tax positions and has concluded that there are no significant tax positions requiring recognition, measurement or disclosure in the financial statements for open tax years 2016 through 2018 or expected to be taken in GAIT’s 2019 tax returns. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination. Any assessment for interest or penalties on taxes related to uncertain tax positions, when present, would be included in interest and penalties on tax on the statements of operations and incentive allocation. No such interest and/or penalties were assessed to GAIT.

8. Financial Highlights

The following is the per Unit operating performance calculation for the three months ended March 31, 2019 and 2018:

	Class 0	Class 2
Per unit operating performance
Net asset value per unit, December 31, 2017	$140.90	$101.94
Net income:
Net investment loss	(0.39)	(0.47)
Net gain on investments	2.73	1.97
Net income	2.34	1.50
Net asset value per unit, March 31, 2018	$143.24	$103.44
Net asset value per unit, December 31, 2018	$133.70	$96.01
Net loss:
Net investment loss	(0.20)	(0.32)
Net gain on investments	0.20	0.13
Net loss	0.00	(0.19)
Net asset value per unit, March 31, 2019	$133.70	$95.82

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

8. Financial Highlights (continued)

The following represents ratios to average Members’ Capital, excluding the Managing Member, and total return for the three months ended March 31, 2019 and 2018:

	Class 0		Class 2
	2019	2018	2019	2018

Total return before Incentive Allocation	0.00%	1.66%	(0.20)%	1.47%
Incentive Allocation	0.00	0.00	0.00	0.00
Total return after Incentive Allocation	0.00%	1.66%	(0.20)%	1.47%

Net investment loss before Incentive Allocation	(0.15)%	(0.27)%	(0.34)%	(0.45)%
Incentive Allocation	0.00	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(0.15)%	(0.27)%	(0.34)%	(0.45)%

Total expenses before Incentive Allocation	0.65%	0.60%	0.83%	0.78%
Incentive Allocation	0.00	0.00	0.00	0.00
Total expenses after Incentive Allocation	0.65%	0.60%	0.83%	0.78%

Total return is calculated for Class 0 and Class 2 units taken as a whole. Total return is calculated as the change in total Members’ Capital, excluding that of the Managing Member, adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for the Class 0 and Class 2 units taken as a whole and include amounts from GAIT and net investment loss and expenses allocated from Master Funds and investment income from Cash Assets. The computation of such ratios is based on the amount of net investment loss, total expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of Members’ Capital of GAIT, excluding that of the Managing Member, for the three months ended March 31, 2019 and 2018.

9. Subsequent Events

GAIT had subscriptions of $0.2 million and redemptions of approximately $1.2 million from April 1, 2019 through May 15, 2019, the date through which subsequent events were evaluated by management and financial statements were available for issuance. These amounts have not been included in the financial statements.

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements within this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements. Forward-looking statements are those that do not relate solely to historical facts. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. You can identify these statements by the use of words such as “may,” “will,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “continue,” “further,” “seek,” “plan,” or “project” and variations of these words or comparable words or phrases of similar meaning. These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected, including the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2018 under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We undertake no obligation to update publicly or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

(a)	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our annual consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2018 included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 29, 2019. This discussion should also be read in conjunction with “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis. For the purposes of this filing beginning with Item 2, the term “Fund” shall include the Blended Strategies Portfolio of GAIF II, GAIT, and the Master Funds in which they invest, unless the context implies otherwise. The Fund does not engage in the sale of goods or services. The Fund’s capital consists of capital contributions of the members, as increased or decreased by gains and losses from its investments in the Master Funds, interest, expenses and redemptions. Its only assets are its investments in the Master Funds. The Master Funds do not engage in the sale of goods or services. Their assets are comprised of the equity in their accounts with clearing brokers and OTC counterparties, in each case consisting of cash, open trade equity on derivatives and the net option premium paid or received. In the case of Graham Cash Assets LLC (“Cash Assets”), the assets consist of investments in debt obligations guaranteed by the U.S. federal government, as well as cash and cash equivalents.

For the three months ended March 31, 2019, the Blended Strategies Portfolio’s Members’ Capital decreased by $958,758 or -3.4%. The net decrease in the Blended Strategies Portfolio was attributable to redemptions totaling $1,257,799 or -4.5% and a net loss of $24,459 or -0.1% offset by subscriptions of $323,500 or 1.2%, for the period.

For the three months ended March 31, 2018, the Blended Strategies Portfolio’s Members’ Capital decreased by $415,912 or -1.1%. The net decrease in the Blended Strategies Portfolio was attributable to redemptions totaling $1,028,376 or -2.8% offset by net income of $612,464 or 1.7%, for the period.

(i)	Results of Operations

The Fund’s success depends primarily upon the Manager’s ability to recognize and capitalize on market trends in the different and varied sectors of the global financial markets in which it trades.

Index
2019 Summary

Three Months Ended March 31, 2019

For the three months ended March 31, 2019, the Blended Strategies Portfolio experienced net trading gains of $85,694. The trading results are attributable to the following sectors:

Agriculture / Softs	$88,977
Base Metals	(189,997)
Energy	(617,683)
Equities	470,252
Foreign Exchange	(326,171)
Long Term / Intermediate Rates	295,580
Precious Metals	(240,438)
Short Term Rates	605,174
$85,694

The Blended Strategies Portfolio recorded a modest gross trading gain for the first quarter of 2019. The portfolio recorded gains in fixed income futures, primarily from positions across the yield curve in the U.S. In equity index futures, the portfolio recorded gains in Asian benchmark indices. The portfolio experienced losses in commodities, most notably from positions in energy with smaller losses in metals. The portfolio also experienced losses in currencies, primarily from positions in the Canadian dollar and, to a lesser extent, the British pound sterling and Australian dollar versus the U.S. dollar.

Advisory, Sponsor, and Administrator’s Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the three months ended March 31, 2019, Advisory Fees decreased by $40,091 or -28.2%, Sponsor Fees decreased by $20,001 or -27.0%, and Administrator’s Fees decreased by $2,979 or -24.4% in the Fund over the corresponding period of the preceding year. These decreases are attributable to lower net assets of the portfolio resulting from redemptions and a net loss offset by subscriptions for the period. During the same period, interest income increased by $9,590 or 7.7%. Interest was earned on free cash at an average annualized yield of 1.97% for the three months ended March 31, 2019 compared to 1.31% for the same period in 2018.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the three months ended March 31, 2019 and 2018 the portfolio has not yet recovered previous losses. As a result, there was no Incentive Allocation for those periods.

The following table illustrates the sector distribution of the Fund’s investments in Master Funds as of March 31, 2019 based on the fair value of the underlying assets and liabilities in each Master Fund including both long and short positions. Positive percentages represent net assets whereas negative percentages represent a net liability.

Agriculture / Softs	(2.5)%
Base Metals	(3.5)%
Energy	(44.2)%
Equities	(20.1)%
Foreign Exchange	1,299.7%
Long Term / Intermediate Rates	21.4%
Precious Metals	(528.8)%
Short Term Rates	(622.0)%
100.0%

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

Blended Strategies Portfolio
March 31, 2019	9.38%
December 31, 2018	9.46%
March 31, 2018	10.03%

Index
Other than any potential market-imposed limitations on liquidity, the Fund’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Fund’s futures trading. Through March 31, 2019, the Fund experienced no meaningful periods of illiquidity in any of the markets traded by the Manager on behalf of the Fund.

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

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a “more-likely-than-not” threshold would be recorded as a tax expense in the current year and the Fund identifies its major tax jurisdictions as U.S. Federal and Connecticut State. The Manager has evaluated the Fund’s tax positions and has concluded that there are no significant tax positions requiring recognition, measurement or disclosure in the financial statements for open tax years 2016 through 2018 or expected to be taken in the Fund’s 2019 tax returns. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination.

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

Based on their evaluation as of March 31, 2019, the Manager, along with the Manager’s principal executive officer and principal financial officer, has concluded that the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

Changes in Internal Control Over Financial Reporting

There were no changes to the Fund’s internal control over financial reporting during the first quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Index
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in our 2018 Form 10-K.

Index
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2019, the Fund issued 2,657.894 Units with respect to the Blended Strategies Portfolio.

The following chart sets forth the purchases of Units of the Fund during each month of the quarter covered by this report.

Period (as of)	Blended Strategies Portfolio Total Number of Units Issued
January 2019	-
February 2019	1,882.369
March 2019	777.525

Issuer Purchases of Units

Date	(a) Total Number of Units Purchased[1]	(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2019	5,544.103	104.73	N/A	N/A
February 1 - February 28, 2019	1,486.370	109.68	N/A	N/A
March 1 - March 31, 2019	4,478.124	114.81	N/A	N/A
TOTAL	11,508.597	109.29	N/A	N/A

1 Represents number of Units redeemed by Members of the Fund in accordance with the LLC Agreement.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Mine Safety Disclosures – None

Item 5.	Other Information – None

Index
Item 6.	Exhibits

* 3.1	Certificate of Formation of Graham Alternative Investment Fund II LLC
** 3.1(a)	Amendment to Certificate of Formation of Graham Alternative Investment Fund II LLC
** 3.2	Amended and Restated Limited Liability Company Agreement of Graham Alternative Investment Fund II LLC
*** 31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of Principal Executive Officer)
*** 31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Principal Financial Officer)
*** 32.1	Section 1350 Certification (Certification of Principal Executive Officer and Principal Financial Officer)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated by reference to the Fund’s Form 10 previously filed on April 30, 2010

**	Incorporated by reference to the Fund’s Form 8-K previously filed on April 11, 2013

***	Filed herewith

Index
SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2019	GRAHAM ALTERNATIVE INVESTMENT FUND II LLC BLENDED STRATEGIES PORTFOLIO

	By:	GRAHAM CAPITAL MANAGEMENT, L.P. its Manager

By:	/s/	Brian Douglas
Brian Douglas, Principal Executive Officer

By:	/s/	George Schrade
George Schrade, Principal Financial Officer