Form 10-Q
period 2020-06-30
GRAHAM ALTERNATIVE INVESTMENT FUND II LLC
filed 2020-08-14
CIK 1461237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of the
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Yes ☐  No ☒

As of August 1, 2020, 197,016.311 Units of the Blended Strategies Portfolio were outstanding.

GRAHAM ALTERNATIVE INVESTMENT FUND II LLC

BLENDED STRATEGIES PORTFOLIO
FORM 10-Q

EX - 31.1	Certification
EX - 31.2	Certification
EX - 32.1	Certification

Index
PART I

Item 1.	Financial Statements

Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Consolidated Statements of Financial Condition

	June 30, 2020 (Unaudited)	December 31, 2019 (Audited)

Assets
Investment in Graham Alternative Investment Trading LLC, at fair value	$27,270,731	$27,344,100
Redemptions receivable from Graham Alternative Investment Trading LLC	123,120	241,412
Total assets	$27,393,851	$27,585,512

Liabilities and members’ capital
Liabilities:
Redemptions payable	$123,120	$241,412
Total liabilities	123,120	241,412

Members’ capital:
Class 0 Units (104,817.807 and 109,215.865 units issued and outstanding at $159.54 and $152.04, respectively)	16,722,873	16,605,529
Class 2 Units (92,702.264 and 99,110.353 units issued and outstanding at $113.78 and $108.35, respectively)	10,547,858	10,738,571
Total members’ capital	27,270,731	27,344,100
Total liabilities and members’ capital	$27,393,851	$27,585,512

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Unaudited Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net gain allocated from investment in Graham Alternative Investment Trading LLC:
Net realized gain on investment	$797,139	$1,436,755	$1,383,680	$1,195,672
Net (decrease) increase in unrealized appreciation on investment	(640,255)	369,498	284,386	696,275
Brokerage commissions and fees	(25,685)	(62,324)	(75,793)	(110,962)
Net gain allocated from investment in Graham Alternative Investment Trading LLC	131,199	1,743,929	1,592,273	1,780,985

Net investment loss allocated from investment in Graham Alternative Investment Trading LLC:
Investment income:
Interest income	91,632	142,923	198,295	277,426

Expenses:
Advisory fees	102,681	104,301	204,232	206,396
Sponsor fees	54,080	54,956	107,866	109,069
Professional fees	27,223	37,795	54,397	66,905
Administrator’s fees	9,018	9,126	17,617	18,376
Incentive allocation	5,975	–	77,202	–
Interest expense	1,721	1,550	3,368	3,000
Total expenses	200,698	207,728	464,682	403,746
Net investment loss allocated from investment in Graham Alternative Investment Trading LLC	(109,066)	(64,805)	(266,387)	(126,320)
Net income	$22,133	$1,679,124	$1,325,886	$1,654,665

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Unaudited Consolidated Statements of Changes in Members’ Capital

For the Three and Six Months Ended June 30, 2020

	Class 0 Units		Class 2 Units
	Units	Capital	Units	Capital	Total Members’ Capital

Members’ capital, December 31, 2019	109,215.865	$16,605,529	99,110.353	$10,738,571	$27,344,100
Subscriptions	–	–	–	–	–
Redemptions	(3,026.716)	(461,116)	(4,554.736)	(509,337)	(970,453)
Net income	–	773,231	–	530,522	1,303,753
Members’ capital, March 31, 2020	106,189.149	16,917,644	94,555.617	10,759,756	27,677,400
Subscriptions	–	–	–	–	–
Redemptions	(1,371.342)	(218,495)	(1,853.353)	(210,307)	(428,802)
Net income (loss)	–	23,724	–	(1,591)	22,133
Members’ capital, June 30, 2020	104,817.807	$16,722,873	92,702.264	$10,547,858	$27,270,731

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

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Unaudited Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2020	2019
Cash flows provided by operating activities
Net income	$1,325,886	$1,654,665
Adjustments to reconcile net income to net cash provided by operating activities:
Net (income) allocated from investment in Graham Alternative Investment Trading LLC	(1,325,886)	(1,654,665)
Proceeds from sale of investment in Graham Alternative Investment Trading LLC	1,517,547	2,288,412
Purchases of investment in Graham Alternative Investment Trading LLC	–	(373,500)
Net cash provided by operating activities	1,517,547	1,914,912

Cash flows used in financing activities
Subscriptions	–	373,500
Redemptions	(1,517,547)	(2,288,412)
Net cash used in financing activities	(1,517,547)	(1,914,912)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Notes to Unaudited Consolidated Financial Statements

June 30, 2020

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

At June 30, 2020 and December 31, 2019, the Fund owned 48.58% and 49.24%, respectively of GAIT.

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

The Fund’s investment in GAIT has been valued at net asset value using the practical expedient. Accordingly, under U.S. GAAP, this investment is excluded from categorization in the fair value hierarchy. There were no Level 3 assets or liabilities held at any point during the six months ended June 30, 2020 or the year ended December 31, 2019 by the Fund, GAIT, the Master Funds or Cash Assets.

Cash and Cash Equivalents

The Fund classifies all highly liquid investments with a maturity of three months or less at the time of purchase as cash equivalents on the statements of financial condition. Cash deposited with a bank is subject to credit risk. In the event of the bank’s insolvency, recovery of the Fund’s cash would be limited to account insurance or other protection afforded by such deposit, which could be substantially less than the amount deposited. At June 30, 2020 and December  31, 2019, the Fund did not have any cash or cash equivalents.

Indemnifications

In the normal course of business, the Master Funds, GAIT, Cash Assets, and the Fund enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. The Fund’s maximum exposure under these arrangements is unknown; however, the Fund has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At June 30, 2020 and December 31, 2019, no accruals have been recorded by the Fund for indemnifications.

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

4. Fees and Related Party Transactions

Advisory Fees

Each Class of GAIT other than Class M paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate of 1.50% of the Members’ Capital of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is affected with respect to Units of such Class during the month. For the six months ended June 30, 2020 and 2019, the Advisory Fees allocated to the Fund by each Class of GAIT totaled $204,232 and $206,396, respectively.

See attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Notes to Unaudited Consolidated Financial Statements (continued)

4. Fees and Related Party Transactions (continued)

Sponsor Fees

Each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Members’ Capital specified in the table below. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee. For the six months ended June 30, 2020 and 2019, the Sponsor Fees allocated to the Fund by each Class of GAIT totaled $107,866 and $109,069, respectively.

Class 0	Class 2
0.50%	1.25%

Incentive Allocation

At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class of GAIT, as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced, effective as of the date of any redemption of any Units of such class, by multiplying the loss carryforward by the ratio that the amount of Members’ Capital redeemed from such class bears to the Members’ Capital of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made to Graham Capital LLC. For the six months ended June 30, 2020, $77,202 of Incentive Allocation was allocated to the Fund by GAIT. There was no Incentive Allocation allocated to the Fund by GAIT for the six months ended June 30, 2019.

Any portion of any of the above fees, including the Incentive Allocation, may be paid by the Manager to third parties as compensation for selling activities in connection with the Fund.

Administrator’s Fee

For the six months ended June 30, 2020 and 2019, GAIT paid SEI a monthly administrator’s fee based on GAIT’s Members’ Capital, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, allocated to the Fund by GAIT for the six months ended June 30, 2020 and 2019 were $17,617 and $18,376, respectively.

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

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Notes to Unaudited Consolidated Financial Statements (continued)

5. Income Taxes (continued)

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a “more-likely-than-not” threshold would be recorded as a tax expense in the current year. The Fund identifies its major tax jurisdictions as the U.S. for Federal tax purposes and Connecticut for state tax purposes. The Manager has evaluated the Fund’s tax positions and has concluded that there are no significant tax positions requiring recognition, measurement or disclosure in the consolidated financial statements for open tax years 2017 through 2019 or expected to be taken in the Fund’s 2020 tax returns. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination. Any assessment for interest or penalties on taxes related to uncertain tax positions, when present, would be included in interest and penalties on tax on the consolidated statements of operations. No such interest and/or penalties were assessed to the Fund for the six months ended June 30, 2020 and 2019.

6. Financial Highlights

The following is the per Unit operating performance calculation for the three months ended June 30, 2020 and 2019:

	Class 0	Class 2
Per unit operating performance
Net asset value per Unit, March 31, 2019	$133.70	$95.82
Net income:
Net investment loss	(0.22)	(0.35)
Net gain on investments	8.73	6.27
Net income	8.51	5.92
Net asset value per Unit, June 30, 2019	$142.21	$101.74

Net asset value per Unit, March 31, 2020	$159.32	$113.79
Net income (loss):
Net investment loss	(0.54)	(0.56)
Net gain on investments	0.76	0.55
Net income (loss)	0.22	(0.01)
Net asset value per Unit, June 30, 2020	$159.54	$113.78

See attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Notes to Unaudited Consolidated Financial Statements (continued)

6. Financial Highlights (continued)

The following represents ratios to average Members’ Capital, excluding the Managing Member, and total return for the three months ended June 30, 2020 and 2019:

	Class 0		Class 2
	2020	2019	2020	2019

Total return before Incentive Allocation	0.18%	6.36%	(0.01)%	6.18%
Incentive Allocation	(0.04)	0.00	0.00	0.00
Total return after Incentive Allocation	0.14%	6.36%	(0.01)%	6.18%

Net investment loss before Incentive Allocation	(0.30)%	(0.16)%	(0.49)%	(0.35)%
Incentive Allocation	(0.04)	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(0.34)%	(0.16)%	(0.49)%	(0.35)%

Total expenses before Incentive Allocation	0.64%	0.68%	0.82%	0.88%
Incentive Allocation	0.04	0.00	0.00	0.00
Total expenses after Incentive Allocation	0.68%	0.68%	0.82%	0.88%

The following is the per Unit operating performance calculation for the six months ended June 30, 2020 and 2019:

	Class 0	Class 2
Per unit operating performance
Net asset value per Unit, December 31, 2018	$133.70	$96.01
Net income:
Net investment loss	(0.43)	(0.67)
Net gain on investments	8.94	6.40
Net income	8.51	5.73
Net asset value per Unit, June 30, 2019	$142.21	$101.74

Net asset value per Unit, December 31, 2019	$152.04	$108.35
Net income:
Net investment loss	(1.58)	(1.03)
Net gain on investments	9.08	6.46
Net income	7.50	5.43
Net asset value per Unit, June 30, 2020	$159.54	$113.78

See attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Notes to Unaudited Consolidated Financial Statements (continued)

6. Financial Highlights (continued)

The following represents ratios to average Members’ Capital, excluding the Managing Member, and total return for the six months ended June 30, 2020 and 2019:

	Class 0		Class 2
	2020	2019	2020	2019

Total return before Incentive Allocation	5.40%	6.36%	5.01%	5.97%
Incentive Allocation	(0.47)	0.00	0.00	0.00
Total return after Incentive Allocation	4.93%	6.36%	5.01%	5.97%

Net investment loss before Incentive Allocation	(0.55)%	(0.31)%	(0.93)%	(0.69)%
Incentive Allocation	(0.47)	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(1.02)%	(0.31)%	(0.93)%	(0.69)%

Total expenses before Incentive Allocation	1.28%	1.33%	1.66%	1.70%
Incentive Allocation	0.47	0.00	0.00	0.00
Total expenses after Incentive Allocation	1.75%	1.33%	1.66%	1.70%

Total return is calculated for Class 0 and Class 2 Units taken as a whole. Total return is calculated as the change in total Members’ Capital adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for Class 0 and Class 2 Units taken as a whole and include net amounts allocated from GAIT. The computation of such ratios is based on the amount of net investment loss, expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of Members’ Capital for Class 0 and Class 2 Units of the Fund for the three and six months ended June 30, 2020 and 2019 and are not annualized.

7. Subsequent Events

The Fund had no subscriptions and redemptions of approximately $0.1 million from July 1, 2020 through August 14, 2020, the date through which subsequent events were evaluated by management and the consolidated financial statements were available for issuance. These amounts have not been included in the consolidated financial statements.

See attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Trading LLC

Statements of Financial Condition

	June 30, 2020 (Unaudited)	December 31, 2019 (Audited)
Assets
Investments in Master Funds, at fair value	$6,403,141	$7,251,243
Investment in Graham Cash Assets LLC, at fair value	50,151,255	48,977,607
Receivable from Master Funds	–	167
Total assets	$56,554,396	$56,229,017

Liabilities and members’ capital
Liabilities:
Redemptions payable	$211,887	$386,119
Accrued professional fees	93,916	195,023
Accrued advisory fees	67,699	69,712
Accrued sponsor fees	36,107	37,281
Accrued administrator’s fee	5,997	6,032
Payable to Master Funds	3	195
Total liabilities	415,609	694,362

Members’ capital:
Class 0 Units (206,023.230 and 213,162.414 units issued and outstanding at $159.54 and $152.04 per unit, respectively)	32,869,413	32,409,897
Class 2 Units (192,269.681 and 201,355.180 units issued and outstanding at $113.78 and $108.35 per unit, respectively)	21,876,864	21,816,766
Class M Units (4,671.470 units issued and outstanding at $298.09 and $279.99 per unit, respectively)	1,392,510	1,307,992
Total members’ capital	56,138,787	55,534,655
Total liabilities and members’ capital	$56,554,396	$56,229,017

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Condensed Schedules of Investments

	June 30, 2020 (Unaudited)		December 31, 2019 (Audited)
Description	Fair Value	Percentage of Members’ Capital	Fair Value	Percentage of Members’ Capital

Investments in Master Funds, at fair value
Graham Commodity Strategies LLC	$3,766,241	6.71%	$3,714,431	6.69%
Graham K4D Trading Ltd.	2,636,900	4.70%	3,536,812	6.37%
Total investments in Master Funds	$6,403,141	11.41%	$7,251,243	13.06%

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Operations and Incentive Allocation

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net gain allocated from investments in Master Funds:
Net realized gain on investments	$1,633,430	$2,958,538	$2,824,816	$2,446,501
Net (decrease) increase in unrealized appreciation on investments	(1,310,212)	779,631	569,656	1,458,419
Brokerage commissions and fees	(52,775)	(129,129)	(154,523)	(232,890)
Net gain allocated from investments in Master Funds	270,443	3,609,040	3,239,949	3,672,030

Net investment income allocated from investments in Master Funds	12,836	23,625	30,569	49,209

Investment income:
Interest income	175,321	272,712	374,155	534,378

Expenses:
Advisory fees	205,807	211,828	407,100	425,728
Sponsor fees	109,817	112,687	217,414	226,657
Professional fees	55,919	78,455	111,098	140,525
Administrator’s fee	18,529	18,922	35,989	38,680
Interest expense	3,448	3,215	6,792	6,310
Total expenses	393,520	425,107	778,393	837,900
Net investment loss of the Fund	(218,199)	(152,395)	(404,238)	(303,522)

Net income	65,080	3,480,270	2,866,280	3,417,717

Incentive allocation	(11,712)	-	(150,781)	-

Net income available for pro-rata allocation to all members	$53,368	$3,480,270	$2,715,499	$3,417,717

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Changes in Members’ Capital

For the Three and Six Months Ended June 30, 2020

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2019	213,162.414	$32,409,897	201,355.180	$21,816,766	4,671.470	$1,307,992	$55,534,655
Subscriptions	–	–	–	–	–	–	–
Redemptions	(5,366.145)	(816,202)	(6,097.039)	(673,152)	–	(139,069)	(1,628,423)
Incentive allocation	–	(139,069)	–	–	–	139,069	–
Net income	–	1,650,675	–	1,075,378	–	75,147	2,801,200
Members’ capital, March 31, 2020	207,796.269	33,105,301	195,258.141	22,218,992	4,671.470	1,383,139	56,707,432
Subscriptions	–	–	–	–	–	–	–
Redemptions	(1,773.039)	(282,562)	(2,988.460)	(339,451)	–	(11,712)	(633,725)
Incentive allocation	–	(11,712)	–	–	–	11,712	–
Net income (loss)	–	58,386	–	(2,677)	–	9,371	65,080
Members’ capital, June 30, 2020	206,023.230	$32,869,413	192,269.681	$21,876,864	4,671.470	$1,392,510	$56,138,787

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Changes in Members’ Capital (continued)

For the Three and Six Months Ended June 30, 2019

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2018	263,114.613	$35,179,498	251,175.400	$24,114,225	4,671.470	$1,127,501	$60,421,224
Subscriptions	2,447.080	325,000	775.525	73,500	–	–	398,500
Redemptions	(15,238.411)	(2,029,083)	(23,162.529)	(2,203,496)	–	–	(4,232,579)
Incentive allocation	–	–	–	–	–	–	–
Net (loss) income	–	(7,364)	–	(60,726)	–	5,537	(62,553)
Members’ capital, March 31, 2019	250,323.282	33,468,051	228,788.396	21,923,503	4,671.470	1,133,038	56,524,592
Subscriptions	1,308.908	175,000	–	–	–	–	175,000
Redemptions	(20,134.592)	(2,789,632)	(9,736.326)	(970,981)	–	–	(3,760,613)
Incentive allocation	–	–	–	–	–	–	–
Net income	–	2,068,954	–	1,333,122		78,194	3,480,270
Members’ capital, June 30, 2019	231,497.598	$32,922,373	219,052.070	$22,285,644	4,671.470	$1,211,232	$56,419,249

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Cash Flows

	Six Months Ended June 30,
	2020	2019
Cash flows provided by operating activities
Net income	$2,866,280	$3,417,717
Adjustments to reconcile net income to net cash provided by operating activities:
Net (income) allocated from investments in Master Funds	(3,270,518)	(3,721,239)
Net (income) allocated from investment in Graham Cash Assets LLC	(374,155)	(534,378)
Proceeds from sale of investments in Master Funds	32,747,567	33,664,788
Proceeds from sale of investment in Graham Cash Assets LLC	22,911,926	31,779,972
Purchases of investments in Master Funds	(28,650,545)	(30,672,927)
Purchases of investment in Graham Cash Assets LLC	(23,689,846)	(26,579,457)
Changes in assets and liabilities:
Decrease in accrued professional fees	(101,107)	(46,038)
Decrease in accrued advisory fees	(2,013)	(7,362)
Decrease in accrued sponsor fees	(1,174)	(4,168)
Decrease in accrued administrator’s fee	(35)	(657)
Net cash provided by operating activities	2,436,380	7,296,251

Cash flows used in financing activities
Subscriptions	–	573,500
Redemptions	(2,436,380)	(7,869,751)
Net cash used in financing activities	(2,436,380)	(7,296,251)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

Supplemental cash flow information
Interest paid	$6,792	$6,310

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements

June 30, 2020

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

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated using the exchange rates at June 30, 2020 and December 31, 2019. Gains and losses resulting from foreign currency transactions are calculated using daily exchange rates prevailing on the transaction date. The Master Funds do not isolate the portion of results of operations from changes in foreign exchange rates on investments and cash from fluctuations arising from changes in market prices held. The Master Funds’ currency translation gains and losses are included in the statements of operations and incentive allocation within net realized gain (loss) and net (decrease) increase in unrealized appreciation on investments.

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

GAIT’s investments in the Master Funds and Graham Cash Assets LLC (“Cash Assets”) have been valued at net asset value using the practical expedient. Accordingly, under U.S. GAAP, these investments are excluded from categorization in the fair value hierarchy. GAIT’s investments in the Master Funds and Cash Assets are discussed in Notes 3 and 4. There were no Level 3 assets or liabilities held at any point during the six months ended June 30, 2020 or the year ended December 31, 2019 by GAIT, the Master Funds, or Cash Assets.

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

Credit Risk Related Contingent Features

OTC derivative instruments are subject to ISDA Master Agreements which generally require among other things, that the Master Funds maintain a predetermined level of net assets or rate of return and provide limits with respect to any decline in value over 1-month, 3-month and 12-month periods. If the Master Funds were to violate such provisions, the counterparty to these instruments could demand liquidation of the outstanding positions. There were no events that occurred throughout the six months ended June 30, 2020 and the year ended December 31, 2019 which caused any counterparty to demand liquidation of any outstanding positions. Graham K4D Trading Ltd. had derivative instruments subject to credit risk related contingent features in a net liability position in the amount of $268,108 and $2,477,323 at June 30, 2020 and December 31, 2019, respectively. Graham Commodity Strategies LLC had no derivative instruments subject to credit risk related contingent features in a net liability position at June 30, 2020 and December 31, 2019.

New York Mercantile Exchange Corporate Membership

Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is a member of the New York Mercantile Exchange (“NYMEX”). As a result of its membership, Graham Commodity Strategies LLC owns two NYMEX seats and 30,000 shares of the CME Group. Graham Commodity Strategy LLC’s policy is to value the NYMEX seats and the shares of the CME Group at fair value. As of June 30, 2020 and December 31, 2019, the two NYMEX seats were valued at $125,000 and $189,500, respectively, and the 30,000 shares of CME Group were valued at $4,876,200 and $6,021,600, respectively, both of which are included within Exchange memberships on Graham Commodity Strategies LLC’s statements of financial condition. The NYMEX seats and CME Group shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Chicago Board of Trade Membership

Graham K4D Trading Ltd., a Master Fund in which GAIT invests, is a member of the Chicago Board of Trade (“CBOT”) under Rule 106.S and owns two B-1/Full seats and one B‑2/Associate seat (collectively, “CBOT memberships”). Graham K4D Trading Ltd.’s policy is to value the CBOT memberships at fair value. As of June 30, 2020 and December 31, 2019, the two B-1/Full seats were valued at a total of $364,000 and $333,000, respectively, and the B-2/Associate seat was valued at $42,000 and $37,750, respectively, all of which are included in Exchange memberships on the statements of financial condition. Additionally, Graham K4D Trading Ltd. owns a Chicago Mercantile Exchange (“CME”) seat valued at $69,250 and $62,500 at June 30, 2020 and December 31, 2019, respectively, which is also included in Exchange memberships on the statements of financial condition. The CBOT memberships and CME seat are considered Level 1 assets as described in the Fair Value section of Note 2.

Fixed Income Securities

The fixed income securities positions are valued at the mean between the last reported bid and ask quotations received from independent brokers. GAIT is exposed to credit risk relating to whether the issuers will meet their obligations when they come due until the fixed income securities are sold or reach maturity.

Cash and Cash Equivalents

GAIT classifies all highly liquid investments with a maturity of three months or less at the time of purchase as cash equivalents on the statements of financial condition. Cash deposited with a bank is subject to credit risk. In the event of the bank’s insolvency, recovery of the GAIT’s cash would be limited to account insurance or other protection afforded by such deposit, which could be substantially less than the amount deposited. At June 30, 2020 and December  31, 2019, GAIT did not have any cash or cash equivalents.

Indemnifications

In the normal course of business, the Master Funds, Cash Assets, and GAIT enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. GAIT’s maximum exposure under these arrangements is unknown; however, GAIT has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At June 30, 2020 and December 31, 2019, no accruals have been recorded by GAIT for indemnifications.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds

As of June 30, 2020 and December 31, 2019, GAIT invested in various Master Funds, all of which were managed by the Manager. GAIT’s investments in these Master Funds, as well as the investment objectives of each Master Fund, are summarized below. Master Funds in which GAIT invested 5% or more of its Members’ Capital are individually identified. All of the Master Funds and GAIT are related parties. The Master Funds do not charge management fees or incentive allocation, and all offer monthly subscriptions and redemptions.

June 30, 2020
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (Loss) (six months ended June 2020)

Global Macro Funds
Graham Commodity Strategies LLC	6.71%	$3,766,241	$5,339,793

Systematic Macro Funds
Graham K4D Trading Ltd.	4.70%	2,636,900	(2,090,848)
	11.41%	$6,403,141	$3,248,945

December 31, 2019
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (six months ended June 2019)

Global Macro Funds
Graham Commodity Strategies LLC	6.69%	$3,714,431	$1,275,321

Systematic Macro Funds
Graham K4D Trading Ltd.	6.37%	3,536,812	2,445,918
	13.06%	$7,251,243	$3,721,239

The following table summarizes the financial position of each Master Fund as of June 30, 2020:

	Graham Commodity Strategies LLC (Delaware)	Graham K4D Trading Ltd. (BVI)
Assets:
Fixed income securities, at fair value (cost $29,490,781)	$–	$29,516,133
Due from brokers	96,067,712	1,971,973
Derivative financial instruments, at fair value	40,306,248	2,165,641
Exchange memberships, at fair value	5,001,200	475,250
Interest receivable	–	204,231
Total assets	141,375,160	34,333,228

Liabilities:
Derivative financial instruments, at fair value	–	268,108
Due to brokers	–	1,487,589
Total liabilities	–	1,755,697
Members’ Capital / Net Assets	$141,375,160	$32,577,531

Percentage of Master Fund held by GAIT	2.66%	8.09%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of June 30, 2020:

Description	Number of Contracts / Notional Amounts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC
Exchange memberships (cost $2,146,960)
United States (cost $2,146,960)
Financial services (cost $2,146,960)		$5,001,200	3.54%
Total exchange memberships		$5,001,200	3.54%

Derivative financial instruments
Long contracts
Futures
Commodity
Gold 100 Oz. August 2020	1,320	6,990,580	4.94%
Other commodity		2,272,728	1.61%
Foreign bond		1,466,806	1.04%
Foreign index		248,561	0.18%
Interest rate		(10,975)	(0.01)%
U.S. bond		49,945	0.04%
U.S. index		7,315,912	5.17%
Total futures		18,333,557	12.97%

Forwards
Foreign currency		(1,059,179)	(0.75)%
Total forwards		(1,059,179)	(0.75)%

Options (cost $68,131,680)
Commodity futures
Gold December 2020, $2,000.00 - $2,500.00 Call	2	14,552,100	10.29%
Other commodity futures		2,767,458	1.96%
Currency futures
U.S. dollar / Japanese yen July 2020 - October 2020, $95.00 - $105.50 Put	3	39,778	0.03%
U.S. dollar / Japanese yen July 2020 - November 2020, $108.40 -$112.00 Call	7	7,064,613	5.00%
Other currency futures		14,640,853	10.35%
Interest rate futures		5,055,294	3.58%
U.S. bond futures		3,307,719	2.34%
U.S. index futures		3,289,965	2.33%
Total options		50,717,780	35.88%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of June 30, 2020:

Description	Number of Contracts / Notional Amounts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity		$420	0.00%
Foreign bond		(1,113,599)	(0.79)%
Foreign index		38,556	0.03%
U.S. bond		349,328	0.25%
U.S. index		(1,460,055)	(1.04)%
Total futures		(2,185,350)	(1.55)%

Forwards
Foreign currency		(6,074,916)	(4.30)%
Total forwards		(6,074,916)	(4.30)%

Options (proceeds $26,810,694)
Commodity futures
Gold December 2020, $2,250.00 - $3,000.00 Call	(2)	(6,119,140)	(4.33)%
Other commodity futures		(1,068,188)	(0.76)%
Currency futures
U.S. dollar / Japanese yen July 2020, $112.00 Call	(1)	(92,454)	(0.07)%
U.S. dollar / Japanese yen July 2020, $103.50 - $105.50 Put	(2)	(20,358)	(0.01)%
Other currency futures		(5,629,036)	(3.97)%
Interest rate futures		(4,145,499)	(2.93)%
U.S. bond futures		(1,549,844)	(1.10)%
U.S. index futures		(801,125)	(0.57)%
Total options		(19,425,644)	(13.74)%
Total derivative financial instruments		$40,306,248	28.51%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of June 30, 2020:

Description	Principal / Number of Contracts / Notional Amounts	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd.
Fixed income securities owned (cost $29,490,781)
Government bonds (cost $29,490,781)
United States (cost $29,490,781)
Treasury Bonds (cost $29,490,781)
U.S. Treasury bond 1.50% due 07/15/2020	$29,500,000	$29,516,133	90.60%
Total United States		29,516,133	90.60%
Total government bonds		29,516,133	90.60%
Total fixed income securities owned		$29,516,133	90.60%

Exchange memberships (cost $1,051,100)
United States (cost $1,051,100)
Financial services (cost $1,051,100)		$475,250	1.46%
Total exchange memberships		$475,250	1.46%

Derivative financial instruments
Long contracts
Futures
Commodity
LME copper September 2020	134	$1,122,057	3.44%
Other commodity		968,879	2.97%
Foreign bond		684,007	2.10%
Foreign index		(958,425)	(2.94)%
Interest rate		568,074	1.74%
U.S. bond		676,000	2.08%
U.S. index		1,526,349	4.68%
Total futures		4,586,941	14.07%

Forwards
Foreign currency		(1,300,274)	(3.99)%
Total forwards		(1,300,274)	(3.99)%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of June 30, 2020:

Description	Number of Contracts / Notional Amounts	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd. (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity
LME copper September 2020	(78)	$(1,807,803)	(5.55)%
Other commodity		(532,253)	(1.63)%
Currency		(52,658)	(0.16)%
Foreign bond		(81,676)	(0.25)%
Foreign index		53,090	0.16%
Total futures		(2,421,300)	(7.43)%

Forwards
Foreign currency		1,032,166	3.17%
Total forwards		1,032,166	3.17%
Total derivative financial instruments		$1,897,533	5.82%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the fair value classification of each investment type by Master Fund as of  June 30, 2020:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.
Assets
Level 1:
Commodity futures	$10,327,997	$2,515,333
Commodity futures options	17,319,558	–
Currency futures	–	17,549
Exchange memberships	5,001,200	475,250
Foreign bond futures	1,466,806	859,729
Foreign index futures	287,117	113,709
Interest rate futures	–	568,074
Interest rate futures options	5,067,683	–
U.S. bond futures	437,773	676,000
U.S. bond futures options	3,307,719	–
U.S. index futures	8,209,557	1,526,349
U.S. index futures options	3,289,965	–
Total Level 1	54,715,375	6,751,993

Level 2:
Foreign currency forwards	5,925,690	1,198,107
Foreign currency futures options	21,745,244	–
Government bonds*	–	29,516,133
Total Level 2	27,670,934	30,714,240
Total investment related assets	$82,386,309	$37,466,233

Liabilities
Level 1:
Commodity futures	$(1,064,269)	$(2,764,453)
Commodity futures options	(7,187,328)	–
Currency futures	–	(70,207)
Foreign bond futures	(1,113,599)	(257,398)
Foreign index futures	–	(1,019,044)
Interest rate futures	(10,975)	–
Interest rate futures options	(4,157,888)	–
U.S. bond futures	(38,500)	–
U.S. bond futures options	(1,549,844)	–
U.S. index futures	(2,353,700)	–
U.S. index futures options	(801,125)	–
Total Level 1	(18,277,228)	(4,111,102)

Level 2:
Foreign currency forwards	(13,059,785)	(1,466,215)
Foreign currency futures options	(5,741,848)	–
Total Level 2	(18,801,633)	(1,466,215)
Total investment related liabilities	$(37,078,861)	$(5,577,317)

* See each Master Fund’s condensed schedule of investments for breakout of industry and geographic region.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham Commodity Strategies LLC based on its average quarterly notional amounts and number of contracts for the six months ended June 30, 2020. The table also displays the fair value of derivative contracts held by Graham Commodity Strategies LLC at June 30, 2020 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and derivative liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$364,816,362	4,924	$(8,850,038)	(463)	$10,327,997	$(1,064,269)
Options (a)	123,811,560	8,951	(62,324,696)	(9,885)	17,319,558	(7,187,328)
	488,627,922	13,875	(71,174,734)	(10,348)	27,647,555	(8,251,597)

Equity price
Futures	270,462,276	3,154	(233,873,675)	(2,740)	8,496,674	(2,353,700)
Options (a)	49,497,154	6,522	(22,921,430)	(4,359)	3,289,965	(801,125)
	319,959,430	9,676	(256,795,105)	(7,099)	11,786,639	(3,154,825)
Foreign currency exchange rate
Forwards	973,375,412	N/A	(1,168,985,238)	N/A	5,925,690	(13,059,785)
Options (a)	1,164,259,229	68	(960,514,561)	(54)	21,745,244	(5,741,848)
	2,137,634,641	68	(2,129,499,799)	(54)	27,670,934	(18,801,633)

Interest rate
Futures	3,333,929,758	12,664	(727,891,321)	(3,510)	1,904,579	(1,163,074)
Options (a)	2,136,467,095	156,620	(2,843,683,119)	(31,514)	8,375,402	(5,707,732)
	5,470,396,853	169,284	(3,571,574,440)	(35,024)	10,279,981	(6,870,806)
Total	$8,416,618,846	192,903	$(6,029,044,078)	(52,525)	$77,385,109	$(37,078,861)

(a)          Notional amounts for options are based on the delta-adjusted positions.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham K4D Trading Ltd. based on its average quarterly notional amounts and number of contracts for the six months ended June 30, 2020. The table also displays the fair value of derivative contracts held by Graham K4D Trading Ltd. at June 30, 2020 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and derivative liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$66,725,095	788	$(75,602,546)	(1,872)	$2,515,333	$(2,764,453)
	66,725,095	788	(75,602,546)	(1,872)	2,515,333	(2,764,453)

Equity price
Futures	82,343,505	742	(4,745,610)	(67)	1,640,058	(1,019,044)
	82,343,505	742	(4,745,610)	(67)	1,640,058	(1,019,044)
Foreign currency exchange rate
Forwards	143,602,741	N/A	(189,272,035)	N/A	1,198,107	(1,466,215)
Futures	1,475,025	16	(3,117,516)	(32)	17,549	(70,207)
	145,077,766	16	(192,389,551)	(32)	1,215,656	(1,536,422)

Interest rate
Futures	843,212,385	4,576	(146,063,183)	(648)	2,103,803	(257,398)
	843,212,385	4,576	(146,063,183)	(648)	2,103,803	(257,398)
Total	$1,137,358,751	6,122	$(418,800,890)	(2,619)	$7,474,850	$(5,577,317)

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

When multiple derivative contracts are held with the same counterparty, the Master Funds will net the contracts in an asset position with the contracts in a liability position when covered by a master netting agreement or similar arrangements, for presentation in the statements of financial condition. The table below displays the amounts at June 30, 2020 by which the fair values of both derivative assets and derivative liabilities were reduced within the Master Funds’ statements of financial condition as a result of this netting. Gross amounts below correspond to the total derivative asset and derivative liability balances categorized by primary underlying risk and product type in the preceding tables. Collateral pledged (received) for derivative assets and derivative liabilities represent the cash amounts which are included in due from brokers on the statements of financial condition. Actual collateral pledged or received by the Master Funds may exceed these amounts.

Description	Gross Amount	Gross Amount Offset in the Statements of Financial Condition	Net Amount Presented in the Statements of Financial Condition	Collateral (Received) / Pledged	Net Amount

Graham Commodity Strategies LLC[1]
Derivative assets	$77,385,109	$(37,078,861)	$40,306,248	$–	$40,306,248
Derivative liabilities	(37,078,861)	37,078,861	–	–	–

Graham K4D Trading Ltd.[2]
Derivative assets	$7,474,850	$(5,309,209)	$2,165,641	$(1,487,589)	$678,052
Derivative liabilities	(5,577,317)	5,309,209	(268,108)	268,108	–

1 Net derivative asset and liability amounts presented in the statements of financial condition are held with three counterparties. At June 30, 2020, additional collateral pledged in the amount of $96,049,862 was posted in support of derivative positions and is included in due from brokers on the statements of financial condition.

2 Net derivative asset and liability amounts presented in the statements of financial condition are held with two counterparties. At June 30, 2020, additional collateral pledged in the amount of $1,703,865 was posted in support of derivative positions and is included in due from brokers on the statements of financial condition.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the results of operations of each Master Fund for the three months ended June 30, 2020:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.

Net investment income	$85,499	$142,431

Net realized gain on investments	6,795,935	17,622,419
Net decrease in unrealized appreciation on investments	(18,768,602)	(9,503,719)
Brokerage commissions and fees	(1,858,701)	(54,551)
Net (loss) gain on investments	(13,831,368)	8,064,149
Net (loss) income	$(13,745,869)	$8,206,580

The following table summarizes the results of operations of each Master Fund for the six months ended June 30, 2020:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.

Net investment income	$413,909	$275,613

Net realized gain (loss) on investments	237,425,703	(35,591,157)
Net (decrease) increase in unrealized appreciation on investments	(1,942,818)	7,141,433
Brokerage commissions and fees	(5,871,370)	(126,616)
Net gain (loss) on investments	229,611,515	(28,576,340)
Net income (loss)	$230,025,424	$(28,300,727)

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the gains and losses on all financial instruments held by the Master Funds reported in net realized gain and net decrease in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the three months ended June 30, 2020:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.
Commodity price
Futures	$35,313,820	$(298,022)
Options	(1,266,386)	–
	34,047,434	(298,022)
Equity price
Equities	(365,100)	(38,500)
Futures	(18,245,337)	13,505,936
Options	(4,754,293)	–
	(23,364,730)	13,467,436
Foreign currency exchange rate
Forwards	(4,862,273)	(6,455,986)
Futures	–	(341,755)
Options	(11,426,495)	–
	(16,288,768)	(6,797,741)
Interest rate
Fixed income securities	–	(107,744)
Futures	2,834,169	1,854,771
Options	(9,200,772)	–
	(6,366,603)	1,747,027
Total	$(11,972,667)	$8,118,700

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the gains and losses on all financial instruments held by the Master Funds reported in net realized gain (loss) and net (decrease) increase in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the six months ended June 30, 2020:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.
Commodity price
Futures	$54,139,765	$6,965,650
Options	5,186,544	–
	59,326,309	6,965,650
Equity price
Equities	(1,209,900)	42,000
Futures	67,348,676	(63,045,333)
Options	(18,647,638)	–
	47,491,138	(63,003,333)
Foreign currency exchange rate
Forwards	49,968,384	(10,164,879)
Futures	(13,804)	(218,341)
Options	(24,450,649)	–
	25,503,931	(10,383,220)
Interest rate
Fixed income securities	–	28,666
Futures	90,983,422	37,942,513
Options	12,435,122	–
Swaps	(257,037)	–
	103,161,507	37,971,179
Total	$235,482,885	$(28,449,724)

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

Derivative financial instruments
Long contracts
Futures
Commodity
Gold 100 Oz. February 2020		1,326	$4,984,390	3.24%
Other commodity			2,909,894	1.89%
Currency			11,053	0.01%
Foreign bond			(1,350,205)	(0.88)%
Foreign index			(560,883)	(0.36)%
Interest rate			(1,463,850)	(0.96)%
U.S. bond			2,649,266	1.72%
U.S. index			705,547	0.46%
Total futures			7,885,212	5.12%

Forwards
Taiwan dollar / U.S. dollar 01/02/2020 – 03/18/2020	TWD	31,715,871,614	14,298,690	9.28%
Other foreign currency			17,331,749	11.26%
Total forwards			31,630,439	20.54%

Options (cost $47,570,776)
Commodity futures
Gold February 2020 - April 2020, $1,550.00 – $1,650.00 Call		2	6,007,490	3.90%
Other commodity			373,430	0.24%
Currency futures
U.S. dollar / Taiwan dollar February 2020, $33.00 Call		1	2	0.00%
Other currency futures			19,948,850	12.97%
Foreign bond futures			915,343	0.59%
Interest rate futures			(337,798)	(0.22)%
U.S. bond futures			839,267	0.54%
U.S. index futures			1,946,160	1.26%
Total options			29,692,744	19.28%

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

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the gains and losses on all financial instruments held by the Master Funds reported in net realized gain and net increase (decrease) in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the three months ended June 30, 2019:

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

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC

GAIT invests a portion of its excess liquidity in Cash Assets, an entity for which the Manager is also the sole investment advisor. Cash Assets commenced operations on June 22, 2005 and was formed as a Delaware Limited Liability Company for the purpose of consolidating investment activity of multiple funds managed by the Manager. Its objective is to preserve capital while enhancing return on cash balances and providing daily liquidity. It invests in debt obligations guaranteed by the U.S. Federal government which generally range in maturity from one to thirty months. Cash Assets also maintains cash and cash equivalents on deposit with major U.S. institutions. Cash Assets values all fixed income securities at amortized cost which approximates fair value. GAIT’s investment in Cash Assets is valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP based upon GAIT’s proportionate share of Cash Assets’ reported net asset value. GAIT’s investment in Cash Assets at June 30, 2020 and December 31, 2019 is $50,151,255 and $48,977,607 which represents a percentage of GAIT’s Members’ Capital of 89.33% and 88.19%, respectively.

GAIT records its proportionate share of Cash Assets’ investment income and expenses on a monthly basis.  For the three and six months ended June 30, 2020, the total amount recognized by GAIT with respect to its investment in Cash Assets was $175,321 and $374,155, respectively. For the three and six months ended June 30, 2019, the total amount recognized by GAIT with respect to its investment in Cash Assets was $272,712 and $534,378, respectively.  These amounts are included in interest income in the statements of operations and incentive allocation. At June 30, 2020 and December 31, 2019, GAIT owned approximately 0.94% and 1.09%, respectively, of Cash Assets. The following table summarizes the financial position of Cash Assets as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Assets:
Cash and cash equivalents	$547,637,813	$552,689,299
Investments in fixed income securities (amortized cost $4,899,241,424 and $5,318,988,355, respectively)	4,899,241,424	5,318,988,355
Interest receivable	12,459,354	17,960,353
Total assets	5,459,338,591	5,889,638,007

Liabilities:
Due to broker	99,926,667	-
Accrued bank fee expense	17,000	17,000
Total liabilities	99,943,667	17,000

Members’ capital	$5,359,394,924	$5,889,621,007

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

The following table summarizes the results of operations of Cash Assets for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net gain on investments
Net realized gain on investments	$-	-	$2,283,203	-
Net gain on investments	-	-	2,283,203	-

Investment income
Interest income	17,917,443	$24,237,521	$41,184,069	$46,272,502
Total investment income	17,917,443	24,237,521	41,184,069	46,272,502

Expenses:
Bank fee expense	67,449	13,061	133,750	45,907
Total expenses	67,449	13,061	133,750	45,907
Net investment income	17,849,994	24,224,460	41,050,319	46,226,595
Net income	$17,849,994	$24,224,460	$43,333,522	$46,226,595

The following represents the condensed schedule of investments of Cash Assets as of June 30, 2020:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (amortized cost $4,899,241,424)
United States
Government Bonds (amortized cost $3,099,792,504)
U.S. Treasury bonds 1.38% due 8/31/2020	$275,000,000	$274,754,307	5.13%
U.S. Treasury bonds 1.38% due 9/30/2020	275,000,000	274,625,514	5.12%
U.S. Treasury bonds 1.13% – 2.75% due 7/15/2020 – 3/31/2021	2,550,000,000	2,550,412,683	47.58%
Total Government Bonds		3,099,792,504	57.83%

Treasury Bills (amortized cost $1,799,448,920)
U.S. Treasury bills 0.00% due 7/02/2020 – 12/24/2020	1,800,000,000	1,799,448,920	33.58%
Total Treasury Bills		1,799,448,920	33.58%
Total United States		4,899,241,424	91.41%
Total Investments in Fixed Income Securities		$4,899,241,424	91.41%

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

Cash Assets reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP. The following table shows the fair value classification of each investment type held by Cash Assets as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Assets
Level 2:
Fixed income securities
Government bonds	$3,099,792,504	$5,069,101,450
Treasury bills	1,799,448,920	249,886,905
Total fixed income securities	4,899,241,424	5,318,988,355
Total Level 2	4,899,241,424	5,318,988,355
Total assets	$4,899,241,424	$5,318,988,355

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

6. Fees and Related Party Transactions

Advisory Fees

Each Class of GAIT other than Class M paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate of 1.50% of the Members’ Capital of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is affected with respect to Units of such Class during the month. The Advisory Fees paid to the Manager for the six months ended June 30, 2020 and 2019 were $407,100 and $425,728, respectively.

Sponsor Fees

Each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Members’ Capital specified in the table below. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee. The Sponsor Fees paid to the Manager for the six months ended June 30, 2020 and 2019 were $217,414 and $226,657, respectively.

Class 0	Class 2
0.50%	1.25%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

6. Fees and Related Party Transactions (continued)

Incentive Allocation

At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced effective as of the date of any redemption of any Units of such class by multiplying the loss carryforward by the ratio that the amount of assets redeemed from such class bears to the net assets of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made. The Incentive Allocation for the six months ended June 30, 2020 and 2019 was $150,781 and $0, respectively.

Any portion of any of the above fees, including the Incentive Allocation, may be paid by the Manager to third parties as compensation for selling activities in connection with GAIT.

Administrator’s Fee

For the six months ended June 30, 2020 and 2019, GAIT paid SEI a monthly administrator’s fee based on GAIT’s Members’ Capital, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, incurred by GAIT were $ 35,989 and $38,680, respectively.

7. Income Taxes

No provision for income taxes has been made in the accompanying financial statements, as members are individually responsible for reporting income or loss based upon their respective share of GAIT’s income and expenses for income tax purposes.

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing GAIT’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a “more-likely-than-not” threshold would be recorded as a tax expense in the current year. GAIT identifies its major tax jurisdictions as the U.S. for Federal tax purposes and Connecticut for state tax purposes. The Manager has evaluated GAIT’s tax positions and has concluded that there are no significant tax positions requiring recognition, measurement or disclosure in the financial statements for open tax years 2017 through 2019 or expected to be taken in GAIT’s 2020 tax returns. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination. Any assessment for interest or penalties on taxes related to uncertain tax positions, when present, would be included in interest and penalties on tax on the statements of operations and incentive allocation. No such interest and/or penalties were assessed to GAIT for the six months ended June 30, 2020 and 2019.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

8. Financial Highlights

The following is the per Unit operating performance calculation for the three months ended June 30, 2020 and 2019:

	Class 0	Class 2
Per unit operating performance
Net asset value per Unit, March 31, 2019	$133.70	$95.82
Net income:
Net investment loss	(0.23)	(0.35)
Net gain on investments	8.74	6.27
Net income	8.51	5.92
Net asset value per Unit, June 30, 2019	$142.21	$101.74

Net asset value per Unit, March 31, 2020	$159.32	$113.79
Net income (loss):
Net investment loss	(0.54)	(0.56)
Net gain on investments	0.76	0.55
Net income (loss)	0.22	(0.01)
Net asset value per Unit, June 30, 2020	$159.54	$113.78

The following represents ratios to average Members’ Capital, excluding the Managing Member, and total return for the three months ended June 30, 2020 and 2019:

	Class 0		Class 2
	2020	2019	2020	2019

Total return before Incentive Allocation	0.18%	6.36%	(0.01)%	6.18%
Incentive Allocation	(0.04)	0.00	0.00	0.00
Total return after Incentive Allocation	0.14%	6.36%	(0.01)%	6.18%

Net investment loss before Incentive Allocation	(0.30)%	(0.16)%	(0.49)%	(0.35)%
Incentive Allocation	(0.04)	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(0.34)%	(0.16)%	(0.49)%	(0.35)%

Total expenses before Incentive Allocation	0.64%	0.69%	0.83%	0.88%
Incentive Allocation	0.04	0.00	0.00	0.00
Total expenses after Incentive Allocation	0.68%	0.69%	0.83%	0.88%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

8. Financial Highlights (continued)

The following is the per Unit operating performance calculation for the six months ended June 30, 2020 and 2019:

	Class 0	Class 2
Per unit operating performance
Net asset value per Unit, December 31, 2018	$133.70	$96.01
Net income:
Net investment loss	(0.43)	(0.67)
Net gain on investments	8.94	6.40
Net income	8.51	5.73
Net asset value per Unit, June 30, 2019	$142.21	$101.74

Net asset value per Unit, December 31, 2019	$152.04	$108.35
Net income:
Net investment loss	(1.58)	(1.03)
Net gain on investments	9.08	6.46
Net income	7.50	5.43
Net asset value per Unit, June 30, 2020	$159.54	$113.78

The following represents ratios to average Members’ Capital, excluding the Managing Member, and total return for the six months ended June 30, 2020 and 2019:

	Class 0		Class 2
	2020	2019	2020	2019

Total return before Incentive Allocation	5.40%	6.36%	5.01%	5.97%
Incentive Allocation	(0.47)	0.00	0.00	0.00
Total return after Incentive Allocation	4.93%	6.36%	5.01%	5.97%

Net investment loss before Incentive Allocation	(0.55)%	(0.32)%	(0.93)%	(0.69)%
Incentive Allocation	(0.47)	0.00	0.00	0.00
Net investment loss after Incentive Allocation	(1.02)%	(0.32)%	(0.93)%	(0.69)%

Total expenses before Incentive Allocation	1.28%	1.33%	1.66%	1.70%
Incentive Allocation	0.47	0.00	0.00	0.00
Total expenses after Incentive Allocation	1.75%	1.33%	1.66%	1.70%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

8. Financial Highlights (continued)

Total return is calculated for Class 0 and Class 2 units taken as a whole. Total return is calculated as the change in total Members’ Capital, excluding that of the Managing Member, adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for the Class 0 and Class 2 units taken as a whole and include amounts from GAIT and net investment loss and expenses allocated from Master Funds and investment income from Cash Assets. The computation of such ratios is based on the amount of net investment loss, total expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of Members’ Capital of GAIT, excluding that of the Managing Member, for the three and six months ended June 30, 2020 and 2019.

9. Subsequent Events

GAIT had no subscriptions and redemptions of approximately $0.2 million from July 1, 2020 through August 14, 2020, the date through which subsequent events were evaluated by management and the financial statements were available for issuance. These amounts have not been included in the financial statements.

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

For the three months ended June 30, 2020, the Blended Strategies Portfolio’s Members’ Capital decreased by $406,669 or -1.5%. The net decrease in the Blended Strategies Portfolio was attributable to redemptions totaling $428,802 or -1.6% and offset by net income of $22,133 or 0.1%, for the period.

For the six months ended June 30, 2020, the Blended Strategies Portfolio’s Members’ Capital decreased by $73,369 or -0.3%. The net decrease in the Blended Strategies Portfolio was attributable to redemptions totaling $1,399,255 or -5.1% and offset by net income of $1,325,886 or 4.8%, for the period.

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

2020 Summary

Three Months Ended June 30, 2020

For the three months ended June 30, 2020, the Blended Strategies Portfolio experienced net trading gains of $156,884. The trading results are attributable to the following sectors:

Agriculture / Softs	$(12,078)
Base Metals	61,605
Energy	(137,612)
Equities	221,796
Foreign Exchange	(557,735)
Long Term / Intermediate Rates	(38,971)
Precious Metals	593,390
Short Term Rates	23,503
Weather	2,986
$156,884

The Blended Strategies Portfolio recorded a modest trading gain for the second quarter of 2020. The portfolio recorded gains in commodities, particularly from positions in metals. The portfolio also recorded gains in equity index futures, most notably in the U.S. with smaller gains in Asia. Losses resulted in currencies from positions in the British pound sterling, Japanese yen, and Korean won versus the U.S. dollar. The portfolio finished the period virtually flat in fixed income futures as gains in short rates were offset by losses further out on the curve in the U.S.

Advisory, Sponsor, and Administrator’s Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the three months ended June 30, 2020, Advisory Fees decreased by $1,620 or -1.6%, Sponsor Fees decreased by $876 or -1.6%, and Administrator’s Fees decreased by $108 or -1.2% in the Fund over the corresponding period of the preceding year. These decreases are attributable to lower net assets of the portfolio resulting from redemptions and partially offset by net income for the period. During the same period, interest income decreased by $51,291 or -35.9%. Interest was earned on free cash at an average annualized yield of 1.37% for the three months ended June 30, 2020 compared to 2.11% for the same period in 2019.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the three months ended June 30, 2020 and 2019, the Incentive Allocation was $5,975 and $0, respectively.

Index
Six Months Ended June 30, 2020

For the six months ended June 30, 2020, the Blended Strategies Portfolio experienced net trading gains of $1,668,066. The trading results are attributable to the following sectors:

Agriculture / Softs	$17,789
Base Metals	263,244
Energy	(153,992)
Equities	(1,946,259)
Foreign Exchange	(164,832)
Long Term / Intermediate Rates	1,191,861
Precious Metals	976,283
Short Term Rates	1,481,200
Weather	2,772
$1,668,066

The Blended Strategies Portfolio recorded a gain for the first half of 2020. The portfolio recorded gains in fixed income futures, primarily from positions across the yield curve in the U.S. with smaller gains in Australian and Canadian bonds. The portfolio recorded further gains in commodities, primarily from positions in precious metals with smaller profits in base metals. In equity index futures, the portfolio experienced losses from positions in European and Asian benchmark indices. Smaller losses resulted in currencies, mostly from positions in the British pound sterling, New Zealand dollar, and Korean won versus the U.S. dollar.

Advisory, Sponsor, and Administrator’s Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the six months ended June 30, 2020, Advisory Fees decreased by $2,164 or -1.0%, Sponsor Fees decreased by $1,203 or -1.1%, and Administrator’s Fees decreased by $759 or -4.1% in the Fund over the corresponding period of the preceding year. These decreases are attributable to lower net assets of the portfolio resulting from redemptions and partially offset by net income for the period. During the same period, interest income decreased by $79,131 or -28.5%. Interest was earned on free cash at an average annualized yield of 1.56% for the six months ended June 30, 2020 compared to 2.05% for the same period in 2019.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the six months ended June 30, 2020 and 2019, the Incentive Allocation was $77,202 and $0, respectively.

The following table illustrates the sector distribution of the Fund’s investments in Master Funds as of June 30, 2020 based on the fair value of the underlying assets and liabilities in each Master Fund including both long and short positions. Positive percentages represent net assets whereas negative percentages represent a net liability.

Agriculture / Softs	3.0%
Base Metals	0.2%
Energy	(0.8)%
Equities	13.4%
Foreign Exchange	12.5%
Long Term / Intermediate Rates	4.3%
Precious Metals	25.7%
Short Term Rates	41.7%
100.0%

Index
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

For the three months ended June 30, 2019, Advisory Fees decreased by $31,811 or -23.4%, Sponsor Fees decreased by $15,833 or -22.4%, and Administrator’s Fees decreased by $2,614 or -22.3% in the Fund over the corresponding period of the preceding year. These decreases are attributable to lower net assets of the portfolio resulting from redemptions and partially offset by net gains and subscriptions for the period. During the same period, interest income increased by $4,973 or 3.6%. Interest was earned on free cash at an average annualized yield of 2.11% for the three months ended June 30, 2019 compared to 1.54% for the same period in 2018.

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

Blended Strategies Portfolio
June 30, 2020	11.33%
December 31, 2019	13.03%
June 30, 2019	11.18%

Other than any potential market-imposed limitations on liquidity, the Fund’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Fund’s futures trading. Through June 30, 2020, the Fund experienced no meaningful periods of illiquidity in any of the markets traded by the Manager on behalf of the Fund.

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

Based on their evaluation as of June 30, 2020, the Manager, along with the Manager’s principal executive officer and principal financial officer, has concluded that the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

Changes in Internal Control Over Financial Reporting

There were no changes to the Fund’s internal control over financial reporting during the second quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Index
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

The following risk factors should be read in conjunction with the risk factors disclosed in our 2019 Form 10-K.

Global Economic, Political and Market Conditions May Adversely Affect the Fund’s Operations. The current global financial market situation, as well as various social and political circumstances in the United States and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. For example, the ongoing outbreak of coronavirus, or the COVID-19 pandemic, in many countries continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets and has adversely affected the global economy. The outbreak of the COVID-19 pandemic and any continuing increase in volatility or economic downturn may have a material adverse impact on Fund’s operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2020, the Fund issued no Units with respect to the Blended Strategies Portfolio.

Issuer Purchases of Units

Date	(a) Total Number of Units Purchased[1]	(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2020	2,077.490	$122.80	N/A	N/A
May 1 – May 31, 2020	317.112	$159.46	N/A	N/A
June 1 - June 30, 2020	830.093	$148.32	N/A	N/A
TOTAL	3,224.695	$132.97	N/A	N/A

1 Represents number of Units redeemed by Members of the Fund in accordance with the LLC Agreement.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Mine Safety Disclosures – None

Item 5.	Other Information – None

Index
Item 6. Exhibits

* 3.1	Certificate of Formation of Graham Alternative Investment Fund II LLC
** 3.1(a)	Amendment to Certificate of Formation of Graham Alternative Investment Fund II LLC
** 3.2	Amended and Restated Limited Liability Company Agreement of Graham Alternative Investment Fund II LLC
*** 31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of Principal Executive Officer)
*** 31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Principal Financial Officer)
*** 32.1	Section 1350 Certification (Certification of Principal Executive Officer and Principal Financial Officer)
*** 101.INS	XBRL Instance Document
*** 101.SCH	XBRL Taxonomy Extension Schema
*** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*** 101.DEF	XBRL Taxonomy Extension Definition Linkbase
*** 101.LAB	XBRL Taxonomy Extension Label Linkbase
*** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

Dated: August 14, 2020	GRAHAM ALTERNATIVE INVESTMENT FUND II LLC
BLENDED STRATEGIES PORTFOLIO

	By:	GRAHAM CAPITAL MANAGEMENT, L.P.
its Manager

By:	/s/ Brian Douglas
Brian Douglas, Principal Executive Officer

By:	/s/ George Schrade
George Schrade, Principal Financial Officer