Form 10-Q
period 2020-09-30
GRAHAM ALTERNATIVE INVESTMENT FUND II LLC
filed 2020-11-16
CIK 1461237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of the
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Yes ☐ No ☒

As of November 1, 2020, 193,558.764 Units of the Blended Strategies Portfolio were outstanding.

Index
GRAHAM ALTERNATIVE INVESTMENT FUND II LLC

BLENDED STRATEGIES PORTFOLIO
FORM 10-Q

EX - 31.1	Certification
EX - 31.2	Certification
EX - 32.1	Certification

Index
PART I

Item 1.	Financial Statements

Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Consolidated Statements of Financial Condition

	September 30, 2020 (Unaudited)	December 31, 2019 (Audited)

Assets
Investment in Graham Alternative Investment Trading LLC, at fair value	$28,527,354	$27,344,100
Redemptions receivable from Graham Alternative Investment Trading LLC	165,492	241,412
Total assets	$28,692,846	$27,585,512

Liabilities and members’ capital
Liabilities:
Redemptions payable	$165,492	$241,412
Total liabilities	165,492	241,412

Members’ capital:
Class 0 Units (104,817.807 and 109,215.865 units issued and outstanding at $167.69 and $152.04, respectively)	17,577,370	16,605,529
Class 2 Units (90,826.160 and 99,110.353 units issued and outstanding at $120.56 and $108.35, respectively)	10,949,984	10,738,571
Total members’ capital	28,527,354	27,344,100
Total liabilities and members’ capital	$28,692,846	$27,585,512

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Unaudited Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net gain allocated from investment in Graham Alternative Investment Trading LLC:
Net realized gain on investment	$2,596,039	$3,190,469	$3,979,719	$4,386,141
Net decrease in unrealized appreciation on investment	(686,469)	(1,191,257)	(402,083)	(494,982)
Brokerage commissions and fees	(19,281)	(55,563)	(95,074)	(166,525)
Net gain allocated from investment in Graham Alternative Investment Trading LLC	1,890,289	1,943,649	3,482,562	3,724,634

Net investment loss allocated from investment in Graham Alternative Investment Trading LLC:
Investment income:
Interest income	57,786	146,106	256,081	423,532

Expenses:
Incentive allocation	238,422	–	315,624	–
Advisory fees	110,261	111,466	314,493	317,862
Sponsor fees	58,023	58,599	165,889	167,668
Professional fees	47,462	71,844	101,859	138,749
Administrator’s fees	9,466	9,503	27,083	27,879
Interest expense	1,695	1,530	5,063	4,530
Total expenses	465,329	252,942	930,011	656,688
Net investment loss allocated from investment in Graham Alternative Investment Trading LLC	(407,543)	(106,836)	(673,930)	(233,156)
Net income	$1,482,746	$1,836,813	$2,808,632	$3,491,478

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Unaudited Consolidated Statements of Changes in Members’ Capital

For the Three and Nine Months Ended September 30, 2020

	Class 0 Units		Class 2 Units
	Units	Capital	Units	Capital	Total Members’ Capital

Members’ capital, December 31, 2019	109,215.865	$16,605,529	99,110.353	$10,738,571	$27,344,100
Subscriptions	–	–	–	–	–
Redemptions	(3,026.716)	(461,116)	(4,554.736)	(509,337)	(970,453)
Net income	–	773,231	–	530,522	1,303,753
Members’ capital, March 31, 2020	106,189.149	16,917,644	94,555.617	10,759,756	27,677,400
Subscriptions	–	–	–	–	–
Redemptions	(1,371.342)	(218,495)	(1,853.353)	(210,307)	(428,802)
Net income (loss)	–	23,724	–	(1,591)	22,133
Members’ capital, June 30, 2020	104,817.807	16,722,873	92,702.264	10,547,858	27,270,731
Subscriptions	–	–	–	–	–
Redemptions	–	–	(1,876.104)	(226,123)	(226,123)
Net income	–	854,497	–	628,249	1,482,746
Members’ capital, September 30, 2020	104,817.807	$17,577,370	90,826.160	$10,949,984	$28,527,354

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

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2020	2019
Cash flows provided by operating activities
Net income	$2,808,632	$3,491,478
Adjustments to reconcile net income to net cash provided by operating activities:
Net (income) allocated from investment in Graham Alternative Investment Trading LLC	(2,808,632)	(3,491,478)
Proceeds from sale of investment in Graham Alternative Investment Trading LLC	1,701,298	2,845,216
Purchases of investment in Graham Alternative Investment Trading LLC	–	(373,500)
Net cash provided by operating activities	1,701,298	2,471,716

Cash flows used in financing activities
Subscriptions	–	373,500
Redemptions	(1,701,298)	(2,845,216)
Net cash used in financing activities	(1,701,298)	(2,471,716)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Notes to Unaudited Consolidated Financial Statements

September 30, 2020

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

At September 30, 2020 and December 31, 2019, the Fund owned 48.63% and 49.24%, respectively of GAIT.

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

The Fund’s investment in GAIT has been valued at net asset value using the practical expedient. Accordingly, under U.S. GAAP, this investment is excluded from categorization in the fair value hierarchy. There were no Level 3 assets or liabilities held at any point during the nine months ended September 30, 2020 or the year ended December 31, 2019 by the Fund, GAIT, the Master Funds or Cash Assets.

Cash and Cash Equivalents

The Fund classifies all highly liquid investments with a maturity of three months or less at the time of purchase as cash equivalents on the statements of financial condition. Cash deposited with a bank is subject to credit risk. In the event of the bank’s insolvency, recovery of the Fund’s cash would be limited to account insurance or other protection afforded by such deposit, which could be substantially less than the amount deposited. At September 30, 2020 and December  31, 2019, the Fund did not have any cash or cash equivalents.

Indemnifications

In the normal course of business, the Master Funds, GAIT, Cash Assets, and the Fund enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. The Fund’s maximum exposure under these arrangements is unknown; however, the Fund has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At September 30, 2020 and December 31, 2019, no accruals have been recorded by the Fund for indemnifications.

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

4. Fees and Related Party Transactions

Advisory Fees

Each Class of GAIT other than Class M paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate of 1.50% of the Members’ Capital of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is affected with respect to Units of such Class during the month. For the nine months ended September 30, 2020 and 2019, the Advisory Fees allocated to the Fund by each Class of GAIT totaled $314,493 and $317,862, respectively.

See attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Notes to Unaudited Consolidated Financial Statements (continued)

4. Fees and Related Party Transactions (continued)

Sponsor Fees

Each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Members’ Capital specified in the table below. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee. For the nine months ended September 30, 2020 and 2019, the Sponsor Fees allocated to the Fund by each Class of GAIT totaled $165,889 and $167,668, respectively.

Class 0	Class 2
0.50%	1.25%

Incentive Allocation

At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class of GAIT, as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced, effective as of the date of any redemption of any Units of such class, by multiplying the loss carryforward by the ratio that the amount of Members’ Capital redeemed from such class bears to the Members’ Capital of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made to Graham Capital LLC. For the nine months ended September 30, 2020, $315,624 of Incentive Allocation was allocated to the Fund by GAIT. There was no Incentive Allocation allocated to the Fund by GAIT for the nine months ended September 30, 2019.

Any portion of any of the above fees, including the Incentive Allocation, may be paid by the Manager to third parties as compensation for selling activities in connection with the Fund.

Administrator’s Fee

For the nine months ended September 30, 2020 and 2019, GAIT paid SEI a monthly administrator’s fee based on GAIT’s Members’ Capital, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, allocated to the Fund by GAIT for the nine months ended September 30, 2020 and 2019 were $27,083 and $27,879, respectively.

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

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Notes to Unaudited Consolidated Financial Statements (continued)

5. Income Taxes (continued)

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a “more-likely-than-not” threshold would be recorded as a tax expense in the current year. The Fund identifies its major tax jurisdictions as the U.S. for Federal tax purposes and Connecticut for state tax purposes. The Manager has evaluated the Fund’s tax positions and has concluded that there are no significant tax positions requiring recognition, measurement or disclosure in the consolidated financial statements for open tax years 2017 through 2019 or expected to be taken in the Fund’s 2020 tax returns. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination. Any assessment for interest or penalties on taxes related to uncertain tax positions, when present, would be included in interest and penalties on tax on the consolidated statements of operations. No such interest and/or penalties were assessed to the Fund for the nine months ended September 30, 2020 and 2019.

6. Financial Highlights

The following is the per Unit operating performance calculation for the three months ended September 30, 2020 and 2019:

	Class 0	Class 2
Per unit operating performance
Net asset value per Unit, June 30, 2019	$142.21	$101.74
Net income:
Net investment loss	(0.45)	(0.52)
Net gain on investments	10.04	7.16
Net income	9.59	6.64
Net asset value per Unit, September 30, 2019	$151.80	$108.38

Net asset value per Unit, June 30, 2020	$159.54	$113.78
Net income:
Net investment loss	(2.90)	(1.12)
Net gain on investments	11.05	7.90
Net income	8.15	6.78
Net asset value per Unit, September 30, 2020	$167.69	$120.56

See attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Notes to Unaudited Consolidated Financial Statements (continued)

6. Financial Highlights (continued)

The following represents ratios to average Members’ Capital, excluding the Managing Member, and total return for the three months ended September 30, 2020 and 2019:

	Class 0				Class 2
	2020		2019		2020		2019

Total return before Incentive Allocation	6.	33%	6.	74%	6.	19%	6.	53%
Incentive Allocation	(1.	22)	0.	00	(0.	23)	0.	00
Total return after Incentive Allocation	5.	11%	6.	74%	5.	96%	6.	53%

Net investment loss before Incentive Allocation	(0.	52)%	(0.	30)%	(0.	71)%	(0.	49)%
Incentive Allocation	(1.	22)	0.	00	(0.	23)	0.	00
Net investment loss after Incentive Allocation	(1.	74)%	(0.	30)%	(0.	94)%	(0.	49)%

Total expenses before Incentive Allocation	0.	72%	0.	81%	0.	92%	1.	00%
Incentive Allocation	1.	22	0.	00	0.	23	0.	00
Total expenses after Incentive Allocation	1.	94%	0.	81%	1.	15%	1.	00%

The following is the per Unit operating performance calculation for the nine months ended September 30, 2020 and 2019:

	Class 0	Class 2
Per unit operating performance
Net asset value per Unit, December 31, 2018	$133.70	$96.01
Net income:
Net investment loss	(0.87)	(1.19)
Net gain on investments	18.97	13.56
Net income	18.10	12.37
Net asset value per Unit, September 30, 2019	$151.80	$108.38

Net asset value per Unit, December 31, 2019	$152.04	$108.35
Net income:
Net investment loss	(4.45)	(2.13)
Net gain on investments	20.10	14.34
Net income	15.65	12.21
Net asset value per Unit, September 30, 2020	$167.69	$120.56

See attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Notes to Unaudited Consolidated Financial Statements (continued)

6. Financial Highlights (continued)

The following represents ratios to average Members’ Capital, excluding the Managing Member, and total return for the nine months ended September 30, 2020 and 2019:

	Class 0				Class 2
	2020		2019		2020		2019

Total return before Incentive Allocation	12.	01%	13.	54%	11.	50%	12.	88%
Incentive Allocation	(1.	72)	0.	00	(0.	23)	0.	00
Total return after Incentive Allocation	10.	29%	13.	54%	11.	27%	12.	88%

Net investment loss before Incentive Allocation	(1.	08)%	(0.	62)%	(1.	64)%	(1.	18)%
Incentive Allocation	(1.	72)	0.	00	(0.	23)	0.	00
Net investment loss after Incentive Allocation	(2.	80)%	(0.	62)%	(1.	87)%	(1.	18)%

Total expenses before Incentive Allocation	2.	00%	2.	14%	2.	57%	2.	70%
Incentive Allocation	1.	72	0.	00	0.	23	0.	00
Total expenses after Incentive Allocation	3.	72%	2.	14%	2.	80%	2.	70%

Total return is calculated for Class 0 and Class 2 Units taken as a whole. Total return is calculated as the change in total Members’ Capital adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for Class 0 and Class 2 Units taken as a whole and include net amounts allocated from GAIT. The computation of such ratios is based on the amount of net investment loss, expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of Members’ Capital for Class 0 and Class 2 Units of the Fund for the three and nine months ended September 30, 2020 and 2019 and are not annualized.

7. Subsequent Events

The Fund had no subscriptions and redemptions of approximately $0.3 million from October 1, 2020 through November 16, 2020, the date through which subsequent events were evaluated by management and the consolidated financial statements were available for issuance. These amounts have not been included in the consolidated financial statements.

See attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Trading LLC

Statements of Financial Condition

	September 30, 2020 (Unaudited)	December 31, 2019 (Audited)
Assets
Investments in Master Funds, at fair value	$5,788,259	$7,251,243
Investment in Graham Cash Assets LLC, at fair value	53,762,743	48,977,607
Receivable from Master Funds	53	167
Total assets	$59,551,055	$56,229,017

Liabilities and members’ capital
Liabilities:
Redemptions payable	$663,893	$386,119
Accrued professional fees	115,495	195,023
Accrued advisory fees	71,236	69,712
Accrued sponsor fees	37,831	37,281
Accrued administrator’s fee	6,221	6,032
Payable to Master Funds	–	195
Total liabilities	894,676	694,362

Members’ capital:
Class 0 Units (206,023.230 and 213,162.414 units issued and outstanding at $167.69 and $152.04 per unit, respectively)	34,548,958	32,409,897
Class 2 Units (187,612.958 and 201,355.180 units issued and outstanding at $120.56 and $108.35 per unit, respectively)	22,618,601	21,816,766
Class M Units (4,671.470 units issued and outstanding at $318.70 and $279.99 per unit, respectively)	1,488,820	1,307,992
Total members’ capital	58,656,379	55,534,655
Total liabilities and members’ capital	$59,551,055	$56,229,017

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Condensed Schedules of Investments

	September 30, 2020 (Unaudited)		December 31, 2019 (Audited)
Description	Fair Value	Percentage of Members’ Capital	Fair Value	Percentage of Members’ Capital

Investments in Master Funds, at fair value
Graham Commodity Strategies LLC	$2,472,918	4.22%	$3,714,431	6.69%
Graham K4D Trading Ltd.	3,315,341	5.65%	3,536,812	6.37%
Total investments in Master Funds	$5,788,259	9.87%	$7,251,243	13.06%

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Operations and Incentive Allocation

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net gain allocated from investments in Master Funds:
Net realized gain on investments	$5,339,512	$6,517,068	$8,164,328	$8,963,569
Net decrease in unrealized appreciation on investments	(1,403,904)	(2,430,205)	(834,248)	(971,786)
Brokerage commissions and fees	(39,638)	(113,446)	(194,161)	(346,336)
Net gain allocated from investments in Master Funds	3,895,970	3,973,417	7,135,919	7,645,447

Net investment (loss) income allocated from investments in Master Funds	(110)	23,953	30,459	73,162

Investment income:
Interest income	117,948	274,254	492,103	808,632

Expenses:
Advisory fees	220,985	222,678	628,085	648,406
Sponsor fees	117,599	119,180	335,013	345,837
Professional fees	96,658	146,642	207,756	287,167
Administrator’s fee	19,460	19,405	55,449	58,085
Interest expense	3,487	3,126	10,279	9,436
Total expenses	458,189	511,031	1,236,582	1,348,931
Net investment loss of the Fund	(340,241)	(236,777)	(744,479)	(540,299)

Net income	3,555,619	3,760,593	6,421,899	7,178,310

Incentive allocation	(472,401)	(187)	(623,182)	(187)

Net income available for pro-rata allocation to all members	$3,083,218	$3,760,406	$5,798,717	$7,178,123

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Changes in Members’ Capital

For the Three and Nine Months Ended September 30, 2020

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2019	213,162.414	$32,409,897	201,355.180	$21,816,766	4,671.470	$1,307,992	$55,534,655
Subscriptions	–	–	–	–	–	–	–
Redemptions	(5,366.145)	(816,202)	(6,097.039)	(673,152)	–	(139,069)	(1,628,423)
Incentive allocation	–	(139,069)	–	–	–	139,069	–
Net income	–	1,650,675	–	1,075,378	–	75,147	2,801,200
Members’ capital, March 31, 2020	207,796.269	33,105,301	195,258.141	22,218,992	4,671.470	1,383,139	56,707,432
Subscriptions	–	–	–	–	–	–	–
Redemptions	(1,773.039)	(282,562)	(2,988.460)	(339,451)	–	(11,712)	(633,725)
Incentive allocation	–	(11,712)	–	–	–	11,712	–
Net income (loss)	–	58,386	–	(2,677)	–	9,371	65,080
Members’ capital, June 30, 2020	206,023.230	32,869,413	192,269.681	21,876,864	4,671.470	1,392,510	$56,138,787
Subscriptions	–	–	–	–	–	–	–
Redemptions	–	–	(4,656.723)	(565,626)	–	(472,401)	(1,038,027)
Incentive allocation	–	(419,887)	–	(52,514)	–	472,401	–
Net income	–	2,099,432	–	1,359,877	–	96,310	3,555,619
Members’ capital, September 30, 2020	206,023.230	$34,548,958	187,612.958	$22,618,601	4,671.470	$1,488,820	$58,656,379

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

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

 Unaudited Statements of Cash Flows

	Nine Months Ended September 30,
	2020	2019
Cash flows provided by operating activities
Net income	$6,421,899	$7,178,310
Adjustments to reconcile net income to net cash provided by operating activities:
Net (income) allocated from investments in Master Funds	(7,166,378)	(7,718,609)
Net (income) allocated from investment in Graham Cash Assets LLC	(492,103)	(808,632)
Proceeds from sale of investments in Master Funds	49,538,983	52,804,810
Proceeds from sale of investment in Graham Cash Assets LLC	33,700,267	45,575,107
Purchases of investments in Master Funds	(40,931,275)	(47,742,660)
Purchases of investment in Graham Cash Assets LLC	(37,971,727)	(40,726,996)
Changes in assets and liabilities:
(Decrease) increase in accrued professional fees	(79,528)	8,864
Increase (decrease) in accrued advisory fees	1,524	(4,391)
Increase (decrease) in accrued sponsor fees	550	(2,550)
Increase (decrease) in accrued administrator’s fee	189	(675)
Net cash provided by operating activities	3,022,401	8,562,578

Cash flows used in financing activities
Subscriptions	–	573,500
Redemptions	(3,022,401)	(9,136,078)
Net cash used in financing activities	(3,022,401)	(8,562,578)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

Supplemental cash flow information
Interest paid	$10,279	$9,436

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements

September 30, 2020

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

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated using the exchange rates at September 30, 2020 and December 31, 2019. Gains and losses resulting from foreign currency transactions are calculated using daily exchange rates prevailing on the transaction date. The Master Funds do not isolate the portion of results of operations from changes in foreign exchange rates on investments and cash from fluctuations arising from changes in market prices held. The Master Funds’ currency translation gains and losses are included in the statements of operations and incentive allocation within net realized gain and net decrease in unrealized appreciation on investments.

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

GAIT’s investments in the Master Funds and Graham Cash Assets LLC (“Cash Assets”) have been valued at net asset value using the practical expedient. Accordingly, under U.S. GAAP, these investments are excluded from categorization in the fair value hierarchy. GAIT’s investments in the Master Funds and Cash Assets are discussed in Notes 3 and 4. There were no Level 3 assets or liabilities held at any point during the nine months ended September 30, 2020 or the year ended December 31, 2019 by GAIT, the Master Funds, or Cash Assets.

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

Credit Risk Related Contingent Features

OTC derivative instruments are subject to ISDA Master Agreements which generally require among other things, that the Master Funds maintain a predetermined level of net assets or rate of return and provide limits with respect to any decline in value over 1-month, 3-month and 12-month periods. If the Master Funds were to violate such provisions, the counterparty to these instruments could demand liquidation of the outstanding positions. There were no events that occurred throughout the nine months ended September 30, 2020 and the year ended December 31, 2019 which caused any counterparty to demand liquidation of any outstanding positions. Graham K4D Trading Ltd. had derivative instruments subject to credit risk related contingent features in a net liability position in the amount of $3,066,896 and $2,477,323 at September 30, 2020 and December 31, 2019, respectively. Graham Commodity Strategies LLC had no derivative instruments subject to credit risk related contingent features in a net liability position at September 30, 2020 and December 31, 2019.

New York Mercantile Exchange Corporate Membership

Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is a member of the New York Mercantile Exchange (“NYMEX”). As a result of its membership, Graham Commodity Strategies LLC owns two NYMEX seats and 30,000 shares of the CME Group. Graham Commodity Strategy LLC’s policy is to value the NYMEX seats and the shares of the CME Group at fair value. As of September 30, 2020 and December 31, 2019, the two NYMEX seats were valued at $152,000 and $189,500, respectively,  and the 30,000 shares of CME Group were valued at $5,019,300 and $6,021,600, respectively, all of which are included within Exchange memberships on Graham Commodity Strategies LLC’s statements of financial condition. The NYMEX seats and CME Group shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Chicago Mercantile Exchange Membership

As of September 30, 2020, Graham Commodity Strategies LLC is a member of the Chicago Mercantile Exchange (“CME”). As a result of its membership, Graham Commodity Strategies LLC owns two CME seats and 2,232 shares of the CME Group. Graham Commodity Strategy LLC’s policy is to value the CME seats and the shares of the CME Group at fair value. As of September 30, 2020, the two CME seats were valued at $361,750 and the 2,232 shares of CME Group were valued at $373,436 all of which are included within Exchange memberships on Graham Commodity Strategies LLC’s statement of financial condition. Graham Commodity Strategies LLC was not a member of the CME as of December 31, 2019. The CME seats and CME Group shares are considered Level 1 assets as described in the Fair Value section of Note 2.

As of September 30, 2020, K4D Trading Ltd., a Master Fund in which GAIT invests, is also a member of the Chicago Mercantile Exchange (“CME”). As a result of its membership, Graham K4D Trading Ltd. owns one CME seat and 4,085 shares of the CME Group. Graham K4D Trading Ltd.’s policy is to value the CME seat and the shares of the CME Group at fair value. As of September 30, 2020 and December 31, 2019, the CME seat was valued at $65,500 and $62,500, respectively. As of September 30, 2020, the 4,085 shares of the CME Group were valued at $683,461. As of December 31, 2019, Graham K4D Trading Ltd. did not hold any shares of the CME Group. The CME seat and shares of the CME Group are included within Exchange memberships on Graham K4D Trading Ltd.’s statement of financial condition. The CME seat and CME Group shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Chicago Board of Trade Membership

Graham K4D Trading Ltd. is a member of the Chicago Board of Trade (“CBOT”) under Rule 106.S and owns two  B-1/Full seats and one B-2/Associate seat (collectively, “CBOT memberships”). Graham K4D Trading Ltd.’s policy is to value the CBOT memberships at fair value. As of September 30, 2020 and December 31, 2019, the two B-1/Full seats were valued at a total of $345,000 and $333,000, respectively, and the B-2/Associate seat was valued at $33,500 and $37,750, respectively, all of which are included in Exchange memberships on the statements of financial condition. Additionally, Graham K4D Trading Ltd. owns 970 shares of the CME Group as a result of its CBOT membership. Graham K4D Trading Ltd.’s policy is to value the CME Group shares at fair value. As of September 30, 2020, the 970 shares of the CME Group were valued at $162,291. The CBOT memberships and shares of the CME Group are considered Level 1 assets as described in the Fair Value section of Note 2.

As of September 30, 2020, Graham Commodity Strategies LLC is also a member of the CBOT under Rule 106.S and owns 3,265 shares of the CME Group. Graham Commodity Strategies LLC’s policy is to value the CME shares at fair value. As of September 30, 2020, the 3,265 shares of the CME Group were valued at $546,267 and is included in Exchange memberships on Graham Commodity LLC’s statement of financial condition. Graham Commodity Strategies LLC was not a member of the CBOT as of December 31, 2019. The CBOT memberships and CME seat are considered Level 1 assets as described in the Fair Value section of Note 2.

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

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

GAIT classifies all highly liquid investments with a maturity of three months or less at the time of purchase as cash equivalents on the statements of financial condition. Cash deposited with a bank is subject to credit risk. In the event of the bank’s insolvency, recovery of the GAIT’s cash would be limited to account insurance or other protection afforded by such deposit, which could be substantially less than the amount deposited. At September 30, 2020 and December 31, 2019, GAIT did not have any cash or cash equivalents.

Indemnifications

In the normal course of business, the Master Funds, Cash Assets, and GAIT enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. GAIT’s maximum exposure under these arrangements is unknown; however, GAIT has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At September 30, 2020 and December 31, 2019, no accruals have been recorded by GAIT for indemnifications.

3. Investments in Master Funds

As of September 30, 2020 and December 31, 2019, GAIT invested in various Master Funds, all of which were managed by the Manager. GAIT’s investments in these Master Funds, as well as the investment objectives of each Master Fund, are summarized below. Master Funds in which GAIT invested 5% or more of its Members’ Capital are individually identified. All of the Master Funds and GAIT are related parties. The Master Funds do not charge management fees or incentive allocation, and all offer monthly subscriptions and redemptions.

September 30, 2020
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (Loss) (nine months ended September 2020)

Global Macro Funds
Graham Commodity Strategies LLC	4.22%	$2,472,918	$8,768,627

Systematic Macro Funds
Graham K4D Trading Ltd.	5.65%	3,315,341	(1,623,822)
	9.87%	$5,788,259	$7,144,805

December 31, 2019
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (nine months ended September 2019)

Global Macro Funds
Graham Commodity Strategies LLC	6.69%	$3,714,431	$2,501,873

Systematic Macro Funds
Graham K4D Trading Ltd.	6.37%	3,536,812	5,216,736
	13.06%	$7,251,243	$7,718,609

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds

The following table summarizes the financial position of each Master Fund as of September 30, 2020:

	Graham Commodity Strategies LLC (Delaware)	Graham K4D Trading Ltd. (BVI)
Assets:
Fixed income securities, at fair value (cost $15,290,650)	$–	$15,296,199
Due from brokers	66,816,965	17,743,311
Derivative financial instruments, at fair value	19,290,737	–
Exchange memberships, at fair value	6,452,753	1,289,752
Interest receivable	1,579	347
Total assets	92,562,034	34,329,609

Liabilities:
Derivative financial instruments, at fair value	–	5,088,808
Interest payable	15,464	895
Total liabilities	15,464	5,089,703
Members’ Capital / Net Assets	$92,546,570	$29,239,906

Percentage of Master Fund held by GAIT	2.67%	11.34%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of September 30, 2020:

Description	Number of Contracts / Notional Amounts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC
Exchange memberships (cost $9,884,735)
United States (cost $9,884,735)
Financial services (cost $9,884,735)		$6,452,753	6.97%
Total exchange memberships		$6,452,753	6.97%

Derivative financial instruments
Long contracts
Futures
Commodity		(931,656)	(1.00)%
Foreign bond		911,965	0.99%
Foreign index		427,578	0.46%
Interest rate		(97,874)	(0.11)%
U.S. bond
U.S. 10yr Ultra bond December 2020	151	(52,891)	(0.06)%
U.S. long bond December 2020	176	(155,156)	(0.17)%
U.S. index		3,111,515	3.36%
Total futures		3,213,481	3.47%

Forwards
Foreign currency		7,310,869	7.90%
Total forwards		7,310,869	7.90%

Options (cost $71,262,578)
Commodity futures		4,446,645	4.80%
Currency futures
Chinese yuan / Taiwan dollar December 2020 - February 2021, $4.18 - $4.35 Call	12	4,639,914	5.01%
Euro / U.S. dollar October 2020 - January 2021, $1.15 - $1.29 Call	34	10,443,265	11.29%
Euro / U.S. dollar October 2020, $1.12 Put	1	104	0.00%
Other currency futures		6,555,079	7.08%
Interest rate futures		5,174,019	5.59%
U.S. bond futures
U.S. 10yr December 2020, $140.00 - $142.00 Call	2	5,518,500	5.96%
U.S. index futures
S&P 500 E-mini October 2020 - March 2021, $3,400.00 - $4,000.00 Call	2	5,995,185	6.48%
S&P 500 E-mini March 2021, $2,000.00 Put	1	1,122,255	1.21%
Total options		43,894,966	47.42%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of September 30, 2020:

Description	Number of Contracts / Notional Amounts		Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity			$(386,643)	(0.42)%
Foreign bond			(10,064)	(0.01)%
Foreign index			574,783	0.62%
Interest rate			(757,925)	(0.82)%
U.S. bond
U.S. Ultra bond December 2020		(515)	183,500	0.20%
U.S. index
S&P 500 E-mini December 2020		(692)	(144,750)	(0.15)%
Total futures			(541,099)	(0.58)%

Forwards
U.S. dollar / Euro 10/19/2020 - 12/16/2020	EUR	(131,091,627)	(5,544,720)	(5.99)%
Other foreign currency			(1,869,458)	(2.02)%
Total forwards			(7,414,178)	(8.01)%

Options (proceeds $39,858,143)
Commodity futures			(3,662,680)	(3.96)%
Currency futures
Euro / U.S. dollar October 2020 - February 2021, $1.15 - $1.27 Call		(17)	(7,514,450)	(8.12)%
Euro / U.S. dollar October 2020 - February 2021, $1.12 - $1.13 Put		(3)	(785,785)	(0.85)%
Other currency futures			(2,443,860)	(2.64)%
Interest rate futures			(4,199,026)	(4.53)%
U.S. bond futures
U.S. 10yr December 2020, $141.00 Call		(1)	(3,961,781)	(4.28)%
U.S. index futures
S&P 500 E-mini October 2020 - March 2021, $3,500.00 - $4,200.00 Call		(2)	(4,200,720)	(4.54)%
S&P 500 E-mini October 2020, $2,700.00 Put		(1)	(405,000)	(0.44)%
Total options			(27,173,302)	(29.36)%
Total derivative financial instruments			$19,290,737	20.84%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of September 30, 2020:

Description	Principal / Number of Contracts / Notional Amounts	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd.
Fixed income securities owned (cost $15,290,650)
Government bonds (cost $15,290,650)
United States (cost $15,290,650)
Treasury Bonds (cost $15,290,650)
U.S. Treasury bond 0.00% due 01/07/2021	$15,300,000	$15,296,199	52.31%
Total United States		15,296,199	52.31%
Total government bonds		15,296,199	52.31%
Total fixed income securities owned		$15,296,199	52.31%

Exchange memberships (cost $1,902,973)
United States (cost $1,902,973)
Financial services (cost $1,902,973)		$1,289,752	4.41%
Total exchange memberships		$1,289,752	4.41%

Derivative financial instruments
Long contracts
Futures
Commodity		$(1,156,402)	(3.96)%
Currency		21,003	0.07%
Foreign bond		692,168	2.37%
Foreign index		(427,190)	(1.46)%
Interest rate		384,856	1.32%
U.S. bond		(92,584)	(0.32)%
U.S. index		876,110	3.00%
Total futures		297,961	1.02%

Forwards
Foreign currency		(2,548,805)	(8.72)%
Total forwards		(2,548,805)	(8.72)%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of September 30, 2020:

Description	Number of Contracts / Notional Amounts	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd. (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity		$(2,515,071)	(8.60)%
Currency		7,492	0.03%
Foreign bond		(98,280)	(0.34)%
Foreign index		315,334	1.08%
U.S. bond		(29,348)	(0.10)%
Total futures		(2,319,873)	(7.93)%

Forwards
Foreign currency		(518,091)	(1.77)%
Total forwards		(518,091)	(1.77)%
Total derivative financial instruments		$(5,088,808)	(17.40)%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the fair value classification of each investment type by Master Fund as of September 30, 2020:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.
Assets
Level 1:
Commodity futures	$932,506	$1,289,469
Commodity futures options	4,446,645	–
Currency futures	–	34,998
Exchange memberships	6,452,753	1,289,752
Foreign bond futures	1,038,953	699,934
Foreign index futures	1,538,279	631,270
Interest rate futures	186,565	384,856
Interest rate futures options	5,174,018	–
U.S. bond futures	183,500	54,012
U.S. bond futures options	5,518,500	–
U.S. index futures	3,463,353	876,110
U.S. index futures options	7,117,440	–
Total Level 1	36,052,512	5,260,401

Level 2:
Foreign currency forwards	14,453,850	447,532
Foreign currency futures options	21,638,363	–
Government bonds*	–	15,296,199
Total Level 2	36,092,213	15,743,731
Total investment related assets	$72,144,725	$21,004,132

Liabilities
Level 1:
Commodity futures	$(2,250,805)	$(4,960,942)
Commodity futures options	(3,662,680)	–
Currency futures	–	(6,503)
Foreign bond futures	(137,052)	(106,046)
Foreign index futures	(535,918)	(743,126)
Interest rate futures	(1,042,364)	–
Interest rate futures options	(4,199,025)	–
U.S. bond futures	(208,047)	(175,944)
U.S. bond futures options	(3,961,781)	–
U.S. index futures	(496,588)	–
U.S. index futures options	(4,605,720)	–
Total Level 1	(21,099,980)	(5,992,561)

Level 2:
Foreign currency forwards	(14,557,159)	(3,514,428)
Foreign currency futures options	(10,744,096)	–
Total Level 2	(25,301,255)	(3,514,428)
Total investment related liabilities	$(46,401,235)	$(9,506,989)

* See each Master Fund’s condensed schedule of investments for breakout of industry and geographic region.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham Commodity Strategies LLC based on its average quarterly notional amounts and number of contracts for the nine months ended September 30, 2020. The table also displays the fair value of derivative contracts held by Graham Commodity Strategies LLC at September 30, 2020 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and derivative liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$309,300,565	3,947	$(22,864,484)	(954)	$932,506	$(2,250,805)
Options (a)	105,479,925	8,962	(56,593,941)	(9,509)	4,446,645	(3,662,680)
	414,780,490	12,909	(79,458,425)	(10,463)	5,379,151	(5,913,485)

Equity price
Futures	224,174,597	2,623	(240,390,590)	(3,281)	5,001,632	(1,032,506)
Options (a)	74,880,908	6,059	(55,284,075)	(4,835)	7,117,440	(4,605,720)
	299,055,505	8,682	(295,674,665)	(8,116)	12,119,072	(5,638,226)

Foreign currency exchange rate
Forwards	1,083,797,743	N/A	(1,168,184,894)	N/A	14,453,850	(14,557,159)
Options (a)	1,094,842,859	71	(853,913,378)	(54)	21,638,363	(10,744,096)
	2,178,640,602	71	(2,022,098,272)	(54)	36,092,213	(25,301,255)

Interest rate
Futures	4,762,284,095	18,046	(1,488,129,024)	(6,380)	1,409,018	(1,387,463)
Options (a)	1,970,152,715	154,783	(2,782,007,765)	(30,429)	10,692,518	(8,160,806)
	6,732,436,810	172,829	(4,270,136,789)	(36,809)	12,101,536	(9,548,269)
Total	$9,624,913,407	194,491	$(6,667,368,151)	(55,442)	$65,691,972	$(46,401,235)

(a)	Notional amounts for options are based on the delta-adjusted positions.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham K4D Trading Ltd. based on its average quarterly notional amounts and number of contracts for the nine months ended September 30, 2020. The table also displays the fair value of derivative contracts held by Graham K4D Trading Ltd. at September 30, 2020 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and derivative liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$63,811,579	752	$(77,847,272)	(1,956)	$1,289,469	$(4,960,942)
	63,811,579	752	(77,847,272)	(1,956)	1,289,469	(4,960,942)

Equity price
Futures	99,554,777	887	(16,134,732)	(191)	1,507,380	(743,126)
	99,554,777	887	(16,134,732)	(191)	1,507,380	(743,126)

Foreign currency exchange rate
Forwards	190,437,417	N/A	(180,046,439)	N/A	447,532	(3,514,428)
Futures	2,712,549	26	(2,714,167)	(29)	34,998	(6,503)
	193,149,966	26	(182,760,606)	(29)	482,530	(3,520,931)

Interest rate
Futures	866,702,900	4,627	(129,112,699)	(612)	1,138,802	(281,990)
	866,702,900	4,627	(129,112,699)	(612)	1,138,802	(281,990)
Total	$1,223,219,222	6,292	$(405,855,309)	(2,788)	$4,418,181	$(9,506,989)

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

When multiple derivative contracts are held with the same counterparty, the Master Funds will net the contracts in an asset position with the contracts in a liability position when covered by a master netting agreement or similar arrangements, for presentation in the statements of financial condition. The table below displays the amounts at September 30, 2020 by which the fair values of both derivative assets and derivative liabilities were reduced within the Master Funds’ statements of financial condition as a result of this netting. Gross amounts below correspond to the total derivative asset and derivative liability balances categorized by primary underlying risk and product type in the preceding tables. Collateral pledged (received) for derivative assets and derivative liabilities represent the cash amounts which are included in due from brokers on the statements of financial condition. Actual collateral pledged or received by the Master Funds may exceed these amounts.

Description	Gross Amount	Gross Amount Offset in the Statements of Financial Condition	Net Amount Presented in the Statements of Financial Condition	Collateral (Received) / Pledged	Net Amount

Graham Commodity Strategies LLC[1]
Derivative assets	$65,691,972	$(46,401,235)	$19,290,737	$–	$19,290,737
Derivative liabilities	(46,401,235)	46,401,235	–	–	–

Graham K4D Trading Ltd.[2]
Derivative assets	$4,418,181	$(4,418,181)	$–	$–	$–
Derivative liabilities	(9,506,989)	4,418,181	(5,088,808)	5,088,808	–

1 Net derivative asset and liability amounts presented in the statements of financial condition are held with three counterparties. At September 30, 2020, additional collateral pledged in the amount of $66,647,328 was posted in support of derivative positions and is included in due from brokers on the statements of financial condition.

2 Net derivative asset and liability amounts presented in the statements of financial condition are held with two counterparties. At September 30, 2020, additional collateral pledged in the amount of $12,654,503 was posted in support of derivative positions and is included in due from brokers on the statements of financial condition.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the results of operations of each Master Fund for the three months ended September 30, 2020:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.

Net investment (loss) income	$(29,038)	$8,494

Net realized gain on investments	143,227,155	14,438,755
Net decrease in unrealized appreciation on investments	(11,466,402)	(7,128,704)
Brokerage commissions and fees	(1,321,901)	(43,396)
Net gain on investments	130,438,852	7,266,655
Net income	$130,409,814	$7,275,149

The following table summarizes the results of operations of each Master Fund for the nine months ended September 30, 2020:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.

Net investment income	$384,871	$284,107

Net realized gain (loss) on investments	380,652,858	(21,152,402)
Net (decrease) increase in unrealized appreciation on investments	(13,409,220)	12,729
Brokerage commissions and fees	(7,193,271)	(170,012)
Net gain (loss) on investments	360,050,367	(21,309,685)
Net income (loss)	$360,435,238	$(21,025,578)

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the gains and losses on all financial instruments held by the Master Funds reported in net realized gain and net decrease in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the three months ended September 30, 2020:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.
Commodity price
Futures	$26,621,796	$3,207,585
Options	(4,793,514)	–
	21,828,282	3,207,585
Equity price
Equities	125,618	(59,970)
Futures	47,845,536	5,579,032
Options	1,946,153	–
	49,917,307	5,519,062
Foreign currency exchange rate
Forwards	55,642,266	(1,363,587)
Futures	–	78,644
Options	3,665,096	–
	59,307,362	(1,284,943)
Interest rate
Fixed income securities	–	(10,584)
Futures	1,236,867	(121,069)
Options	(529,065)	–
	707,802	(131,653)
Total	$131,760,753	$7,310,051

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the gains and losses on all financial instruments held by the Master Funds reported in net realized gain and net decrease in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the nine months ended September 30, 2020:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.
Commodity price
Futures	$80,761,561	$10,173,235
Options	624,249	–
	81,385,810	10,173,235
Equity price
Equities	(1,084,282)	(17,970)
Futures	115,194,212	(57,466,301)
Options	(16,701,485)	–
	97,408,445	(57,484,271)
Foreign currency exchange rate
Forwards	105,610,650	(11,528,466)
Futures	(13,804)	(139,697)
Options	(20,785,553)	–
	84,811,293	(11,668,163)
Interest rate
Fixed income securities	–	18,082
Futures	92,220,289	37,821,444
Options	11,674,838	–
Swaps	(257,037)	–
	103,638,090	37,839,526
Total	$367,243,638	$(21,139,673)

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

Index
Graham Alternative Investment Trading LLC
Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC

GAIT invests a portion of its excess liquidity in Cash Assets, an entity for which the Manager is also the sole investment advisor. Cash Assets commenced operations on June 22, 2005 and was formed as a Delaware Limited Liability Company for the purpose of consolidating investment activity of multiple funds managed by the Manager. Its objective is to preserve capital while enhancing return on cash balances and providing daily liquidity. It invests in debt obligations guaranteed by the U.S. Federal government which generally range in maturity from one to thirty months. Cash Assets also maintains cash and cash equivalents on deposit with major U.S. institutions. Cash Assets values all fixed income securities at amortized cost which approximates fair value. GAIT’s investment in Cash Assets is valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP based upon GAIT’s proportionate share of Cash Assets’ reported net asset value. GAIT’s investment in Cash Assets at September 30, 2020 and December 31, 2019 is $53,762,743 and $48,977,607 which represents a percentage of GAIT’s Members’ Capital of 91.66% and 88.19%, respectively.

GAIT records its proportionate share of Cash Assets’ investment income and expenses on a monthly basis.  For the three and nine months ended September 30, 2020, the total amount recognized by GAIT with respect to its investment in Cash Assets was $117,948 and $492,103, respectively. For the three and nine months ended September 30, 2019, the total amount recognized by GAIT with respect to its investment in Cash Assets was $274,254 and $808,632, respectively.  These amounts are included in interest income in the statements of operations and incentive allocation. At September 30, 2020 and December 31, 2019, GAIT owned approximately 0.96% and 0.83%, respectively, of Cash Assets. The following table summarizes the financial position of Cash Assets as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Assets:
Cash and cash equivalents	$630,249,714	$552,689,299
Investments in fixed income securities (amortized cost $5,077,782,984 and $5,318,988,355, respectively)	5,077,782,984	5,318,988,355
Interest receivable	10,745,330	17,960,353
Total assets	5,718,778,028	5,889,638,007

Liabilities:
Due to broker	99,949,192	-
Accrued bank fee expense	-	17,000
Total liabilities	99,949,192	17,000

Members’ capital	$5,618,828,836	$5,889,621,007

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

The following table summarizes the results of operations of Cash Assets for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net gain on investments
Net realized gain on investments	$-	-	$2,283,203	-
Net gain on investments	-	-	2,283,203	-

Investment income
Interest income	12,176,181	27,890,220	53,360,250	74,162,722
Total investment income	12,176,181	27,890,220	53,360,250	74,162,722

Expenses:
Bank fee expense	32,296	11,503	166,046	57,410
Total expenses	32,296	11,503	166,046	57,410
Net investment income	12,143,885	27,878,717	53,194,204	74,105,312
Net income	$12,143,885	$27,878,717	$55,477,407	$74,105,312

The following represents the condensed schedule of investments of Cash Assets as of September 30, 2020:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (amortized cost $5,077,782,984)
United States
Government Bonds (amortized cost $2,353,578,781)
U.S. Treasury bonds 1.13% – 2.75% due 10/15/2020 – 5/31/2021	$2,350,000,000	$2,353,578,781	41.89%
Total Government Bonds		2,353,578,781	41.89%

Treasury Bills (amortized cost $2,724,204,203)
U.S. Treasury bills 0.00% due 10/06/2020 – 4/22/2021	2,725,000,000	2,724,204,203	48.48%
Total Treasury Bills		2,724,204,203	48.48%
Total United States		5,077,782,984	90.37%
Total Investments in Fixed Income Securities		$5,077,782,984	90.37%

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

Cash Assets reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP. The following table shows the fair value classification of each investment type held by Cash Assets as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Assets
Level 2:
Fixed income securities
Government bonds	$2,353,578,781	$5,069,101,450
Treasury bills	2,724,204,203	249,886,905
Total fixed income securities	5,077,782,984	5,318,988,355
Total Level 2	5,077,782,984	5,318,988,355
Total assets	$5,077,782,984	$5,318,988,355

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

6. Fees and Related Party Transactions

Advisory Fees

Each Class of GAIT other than Class M paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate of 1.50% of the Members’ Capital of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is affected with respect to Units of such Class during the month. The Advisory Fees paid to the Manager for the nine months ended September 30, 2020 and 2019 were $628,085 and $648,406, respectively.

Sponsor Fees

Each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Members’ Capital specified in the table below. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee. The Sponsor Fees paid to the Manager for the nine months ended September 30, 2020 and 2019 were $335,013 and $345,837, respectively.

Class 0	Class 2
0.50%	1.25%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

6. Fees and Related Party Transactions (continued)

Incentive Allocation

At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced effective as of the date of any redemption of any Units of such class by multiplying the loss carryforward by the ratio that the amount of assets redeemed from such class bears to the net assets of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made. The Incentive Allocation for the nine months ended September 30, 2020 and 2019 was $623,182 and $187, respectively.

Any portion of any of the above fees, including the Incentive Allocation, may be paid by the Manager to third parties as compensation for selling activities in connection with GAIT.

Administrator’s Fee

For the nine months ended September 30, 2020 and 2019, GAIT paid SEI a monthly administrator’s fee based on GAIT’s Members’ Capital, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, incurred by GAIT were $55,449 and $58,085, respectively.

7. Income Taxes

No provision for income taxes has been made in the accompanying financial statements, as members are individually responsible for reporting income or loss based upon their respective share of GAIT’s income and expenses for income tax purposes.

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing GAIT’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a “more-likely-than-not” threshold would be recorded as a tax expense in the current year. GAIT identifies its major tax jurisdictions as the U.S. for Federal tax purposes and Connecticut for state tax purposes. The Manager has evaluated GAIT’s tax positions and has concluded that there are no significant tax positions requiring recognition, measurement or disclosure in the financial statements for open tax years 2017 through 2019 or expected to be taken in GAIT’s 2020 tax returns. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination. Any assessment for interest or penalties on taxes related to uncertain tax positions, when present, would be included in interest and penalties on tax on the statements of operations and incentive allocation. No such interest and/or penalties were assessed to GAIT for the nine months ended September 30, 2020 and 2019.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

8. Financial Highlights

The following is the per Unit operating performance calculation for the three months ended September 30, 2020 and 2019:

	Class 0	Class 2
Per unit operating performance
Net asset value per Unit, June 30, 2019	$142.21	$101.74
Net income:
Net investment loss	(0.45)	(0.53)
Net gain on investments	10.04	7.17
Net income	9.59	6.64
Net asset value per Unit, September 30, 2019	$151.80	$108.38

Net asset value per Unit, June 30, 2020	$159.54	$113.78
Net income:
Net investment loss	(2.90)	(1.13)
Net gain on investments	11.05	7.91
Net income	8.15	6.78
Net asset value per Unit, September 30, 2020	$167.69	$120.56

The following represents ratios to average Members’ Capital, excluding the Managing Member, and total return for the three months ended September 30, 2020 and 2019:

	Class 0				Class 2
	2020		2019		2020		2019

Total return before Incentive Allocation	6.	33%	6.	74%	6.	19%	6.	53%
Incentive Allocation	(1.	22)	(0.	00)	(0.	23)	0.	00
Total return after Incentive Allocation	5.	11%	6.	74%	5.	96%	6.	53%

Net investment loss before Incentive Allocation	(0.	52)%	(0.	30)%	(0.	71)%	(0.	49)%
Incentive Allocation	(1.	22)	(0.	00)	(0.	23)	0.	00
Net investment loss after Incentive Allocation	(1.	74)%	(0.	30)%	(0.	94)%	(0.	49)%

Total expenses before Incentive Allocation	0.	72%	0.	81%	0.	92%	1.	01%
Incentive Allocation	1.	22	0.	00	0.	23	0.	00
Total expenses after Incentive Allocation	1.	94%	0.	81%	1.	15%	1.	01%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

8. Financial Highlights (continued)

The following is the per Unit operating performance calculation for the nine months ended September 30, 2020 and 2019:

	Class 0	Class 2
Per unit operating performance
Net asset value per Unit, December 31, 2018	$133.70	$96.01
Net income:
Net investment loss	(0.86)	(1.19)
Net gain on investments	18.96	13.56
Net income	18.10	12.37
Net asset value per Unit, September 30, 2019	$151.80	$108.38

Net asset value per Unit, December 31, 2019	$152.04	$108.35
Net income:
Net investment loss	(4.46)	(2.14)
Net gain on investments	20.11	14.35
Net income	15.65	12.21
Net asset value per Unit, September 30, 2020	$167.69	$120.56

The following represents ratios to average Members’ Capital, excluding the Managing Member, and total return for the nine months ended September 30, 2020 and 2019:

	Class 0				Class 2
	2020		2019		2020		2019

Total return before Incentive Allocation	12.	01%	13.	54%	11.	51%	12.	88%
Incentive Allocation	(1.	72)	(0.	00)	(0.	24)	0.	00
Total return after Incentive Allocation	10.	29%	13.	54%	11.	27%	12.	88%

Net investment loss before Incentive Allocation	(1.	08)%	(0.	61)%	(1.	64)%	(1.	18)%
Incentive Allocation	(1.	72)	(0.	00)	(0.	24)	0.	00
Net investment loss after Incentive Allocation	(2.	80)%	(0.	61)%	(1.	88)%	(1.	18)%

Total expenses before Incentive Allocation	2.	00%	2.	14%	2.	57%	2.	71%
Incentive Allocation	1.	72	0.	00	0.	24	0.	00
Total expenses after Incentive Allocation	3.	72%	2.	14%	2.	81%	2.	71%

Index
Graham Alternative Investment Trading LLC
Notes to Unaudited Financial Statements (continued)

8. Financial Highlights (continued)

Total return is calculated for Class 0 and Class 2 units taken as a whole. Total return is calculated as the change in total Members’ Capital, excluding that of the Managing Member, adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for the Class 0 and Class 2 units taken as a whole and include amounts from GAIT and net investment loss and expenses allocated from Master Funds and investment income from Cash Assets. The computation of such ratios is based on the amount of net investment loss, total expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of Members’ Capital of GAIT, excluding that of the Managing Member, for the three and nine months ended September 30, 2020 and 2019.

9. Subsequent Events

GAIT had no subscriptions and redemptions of approximately $0.4 million from October 1, 2020 through November 16, 2020, the date through which subsequent events were evaluated by management and the financial statements were available for issuance. These amounts have not been included in the financial statements.

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

For the three months ended September 30, 2020, the Blended Strategies Portfolio’s Members’ Capital increased by $1,256,623 or 4.6%. The net increase in the Blended Strategies Portfolio was attributable to net income of $1,482,746 or 5.4% and offset by redemptions totaling $226,123 or -0.8%, for the period.

For the nine months ended September 30, 2020, the Blended Strategies Portfolio’s Members’ Capital increased by $1,183,254 or 4.3%. The net increase in the Blended Strategies Portfolio was attributable to net income of $2,808,632 or 10.2% and offset by redemptions totaling $1,625,378 or -5.9%, for the period.

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

2020 Summary

Three Months Ended September 30, 2020

For the three months ended September 30, 2020, the Blended Strategies Portfolio experienced net trading gains of $1,909,570. The trading results are attributable to the following sectors:

Agriculture / Softs	$(235,147)
Base Metals	58,189
Energy	19,824
Equities	912,883
Foreign Exchange	662,319
Long Term / Intermediate Rates	(50,454)
Precious Metals	534,317
Short Term Rates	(4,013)
Weather	11,652
$1,909,570

The Blended Strategies Portfolio recorded a net gain for the third quarter of 2020. The portfolio recorded profits in equity index futures, primarily from positions in U.S. benchmark indices. The portfolio also recorded gains in currencies, most notably from positions in the euro and, to a lesser extent, the Chinese yuan and Australian dollar, versus the U.S. dollar. In commodities, the portfolio posted profits from positions in precious metals. The portfolio experienced modest losses in U.S. fixed income futures.

Advisory, Sponsor, and Administrator’s Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the three months ended September 30, 2020, Advisory Fees decreased by $1,205 or -1.1%, Sponsor Fees decreased by $576 or -1.0%, and Administrator’s Fees decreased by $37 or -0.4% in the Fund over the corresponding period of the preceding year. The Advisory Fees, Sponsor Fees and Administrator’s Fees are substantially the same when compared to the corresponding period of the prior year. During the same period, interest income decreased by $88,320 or -60.4%. Interest was earned on free cash at an average annualized yield of 0.89% for the three months ended September 30, 2020 compared to 2.09% for the same period in 2019.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the three months ended September 30, 2020 and 2019, the Incentive Allocation was $238,422 and $0, respectively. This was the result of a higher net gain before incentive allocation for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. For the three months ended September 30, 2019, the portfolio had not yet recovered previous losses. As a result, there was no Incentive Allocation for that period.

Index
Nine Months Ended September 30, 2020

For the nine months ended September 30, 2020, the Blended Strategies Portfolio experienced net trading gains of $3,577,636. The trading results are attributable to the following sectors:

Agriculture / Softs	$(222,836)
Base Metals	316,219
Energy	(129,964)
Equities	(966,032)
Foreign Exchange	515,735
Long Term / Intermediate Rates	1,111,071
Precious Metals	1,498,093
Short Term Rates	1,440,744
Weather	14,606
$3,577,636

The Blended Strategies Portfolio recorded a gain for the first three quarters of 2020. The portfolio recorded gains in fixed income futures, primarily from positions across the yield curve in the U.S. The portfolio recorded further gains in commodities, primarily from positions in precious metals with smaller profits in base metals. The portfolio recorded smaller gains in currencies, primarily from positions in the euro and Australian dollar versus the U.S. dollar. In equity index futures, the portfolio experienced losses from positions in European and, to a lesser extent, Asian benchmark indices.

Advisory, Sponsor, and Administrator’s Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the nine months ended September 30, 2020, Advisory Fees decreased by $3,369 or -1.1%, Sponsor Fees decreased by $1,779 or -1.1%, and Administrator’s Fees decreased by $796 or -2.9% in the Fund over the corresponding period of the preceding year. These decreases are attributable to lower net assets of the portfolio resulting from redemptions and partially offset by net income for the period. During the same period, interest income decreased by $167,451 or -39.5%. Interest was earned on free cash at an average annualized yield of 1.34% for the nine months ended September 30, 2020 compared to 2.06% for the same period in 2019.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the nine months ended September 30, 2020 and 2019, the Incentive Allocation was $315,624 and $0, respectively. This was the result of a higher net gain before incentive allocation for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

The following table illustrates the sector distribution of the Fund’s investments in Master Funds as of September 30, 2020 based on the fair value of the underlying assets and liabilities in each Master Fund including both long and short positions. Positive percentages represent net assets whereas negative percentages represent a net liability.

Agriculture / Softs	(9.5)%
Base Metals	1.2%
Energy	(2.3)%
Equities	18.6%
Foreign Exchange	6.9%
Long Term / Intermediate Rates	7.0%
Precious Metals	(11.2)%
Short Term Rates	89.3%
100.0%

Index
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

Blended Strategies Portfolio
September 30, 2020	9.94%
December 31, 2019	13.03%
September 30, 2019	14.09%

Other than any potential market-imposed limitations on liquidity, the Fund’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Fund’s futures trading. Through September 30, 2020, the Fund experienced no meaningful periods of illiquidity in any of the markets traded by the Manager on behalf of the Fund.

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

Based on their evaluation as of September 30, 2020, the Manager, along with the Manager’s principal executive officer and principal financial officer, has concluded that the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

Changes in Internal Control Over Financial Reporting

There were no changes to the Fund’s internal control over financial reporting during the third quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2020, the Fund issued no Units with respect to the Blended Strategies Portfolio.

Issuer Purchases of Units

Date	(a) Total Number of Units Purchased[1]		(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2020	503.	412	$120.44	N/A	N/A
August 1 – August 31, 2020	-		-	N/A	N/A
September 1 - September 30, 2020	1,372.	692	$120.56	N/A	N/A
TOTAL	1,876.	104	$120.53	N/A	N/A

1 Represents number of Units redeemed by Members of the Fund in accordance with the LLC Agreement.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Mine Safety Disclosures – None

Item 5.	Other Information – None

Index
Item 6.	Exhibits

* 3.1	Certificate of Formation of Graham Alternative Investment Fund II LLC
** 3.1(a)	Amendment to Certificate of Formation of Graham Alternative Investment Fund II LLC
** 3.2	Amended and Restated Limited Liability Company Agreement of Graham Alternative Investment Fund II LLC
*** 31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of Principal Executive Officer)
*** 31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Principal Financial Officer)
*** 32.1	Section 1350 Certification (Certification of Principal Executive Officer and Principal Financial Officer)
*** 101.INS	XBRL Instance Document
*** 101.SCH	XBRL Taxonomy Extension Schema
*** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*** 101.DEF	XBRL Taxonomy Extension Definition Linkbase
*** 101.LAB	XBRL Taxonomy Extension Label Linkbase
*** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated by reference to the Fund’s Form 10 previously filed on April 30, 2010

**	Incorporated by reference to the Fund’s Form 8-K previously filed on April 11, 2013

***	Filed herewith

Index
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 16, 2020	GRAHAM ALTERNATIVE INVESTMENT FUND II LLC
BLENDED STRATEGIES PORTFOLIO

	By:	GRAHAM CAPITAL MANAGEMENT, L.P.
its Manager

By:	/s/ Brian Douglas
Brian Douglas, Principal Executive Officer

By:	/s/ George Schrade
George Schrade, Principal Financial Officer