Form 10-Q
period 2021-06-30
GRAHAM ALTERNATIVE INVESTMENT FUND II LLC
filed 2021-08-16
CIK 1461237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of the
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Yes ☐ No ☒

As of August 1, 2021, 184,685.594 Units of the Blended Strategies Portfolio were outstanding.

GRAHAM ALTERNATIVE INVESTMENT FUND II LLC

BLENDED STRATEGIES PORTFOLIO
FORM 10-Q

Exhibits		70

EX - 31.1	Certification
EX - 31.2	Certification
EX - 32.1	Certification

Index
PART I

Item 1.	Financial Statements

 Graham Alternative Investment Fund II LLC
Blended Strategies Portfolio
Consolidated Statements of Financial Condition
	June 30, 2021 (Unaudited)	December 31, 2020 (Audited)

Assets
Investment in Graham Alternative Investment Trading LLC, at fair value	$29,847,320	$28,992,857
Redemptions receivable from Graham Alternative Investment Trading LLC	188,308	79,131
Total assets	$30,035,628	$29,071,988

Liabilities and members’ capital
Liabilities:
Redemptions payable	$188,308	$79,131
Total liabilities	188,308	79,131

Members’ capital:
Class 0 Units (102,155.320 and 102,935.438 units issued and outstanding at $183.44 and $173.06, respectively)	18,738,967	17,813,986
Class 2 Units (84,614.405 and 89,986.690 units issued and outstanding at $131.28 and $124.23, respectively)	11,108,353	11,178,871
Total members’ capital	29,847,320	28,992,857
Total liabilities and members’ capital	$30,035,628	$29,071,988

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Unaudited Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net gain allocated from investment in Graham Alternative Investment Trading LLC:
Net realized gain on investment	$737,407	$797,139	$3,215,681	$1,383,680
Net (decrease) increase in unrealized appreciation on investment	(85,766)	(640,255)	(626,871)	284,386
Brokerage commissions and fees	(22,806)	(25,685)	(41,134)	(75,793)
Net gain allocated from investment in Graham Alternative Investment Trading LLC	628,835	131,199	2,547,676	1,592,273

Net investment loss allocated from investment in Graham Alternative Investment Trading LLC:
Investment income:
Interest income	4,658	91,632	15,500	198,295

Expenses:
Advisory fees	114,709	102,681	224,618	204,232
Incentive allocation	79,082	5,975	425,718	77,202
Sponsor fees	59,976	54,080	117,793	107,866
Professional fees	51,976	27,223	69,750	54,397
Administrator’s fees	9,724	9,018	19,034	17,617
Interest expense	1,697	1,721	3,390	3,368
Total expenses	317,164	200,698	860,303	464,682
Net investment loss allocated from investment in Graham Alternative Investment Trading LLC	(312,506)	(109,066)	(844,803)	(266,387)
Net income	$316,329	$22,133	$1,702,873	$1,325,886

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Unaudited Consolidated Statements of Changes in Members’ Capital

For the Three and Six Months Ended June 30, 2021

	Class 0 Units		Class 2 Units
	Units	Capital	Units	Capital	Total Members’ Capital

Members’ capital, December 31, 2020	102,935.438	$17,813,986	89,986.690	$11,178,871	$28,992,857
Subscriptions	–	–	–	–	–
Redemptions	(780.118)	(141,545)	(1,845.629)	(240,024)	(381,569)
Net income	–	862,680	–	523,864	1,386,544
Members’ capital, March 31, 2021	102,155.320	18,535,121	88,141.061	11,462,711	29,997,832
Subscriptions	–	–	–	–	–
Redemptions	–	–	(3,526.656)	(466,841)	(466,841)
Net income	–	203,846	–	112,483	316,329
Members’ capital, June 30, 2021	102,155.320	$18,738,967	84,614.405	$11,108,353	$29,847,320

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

Index
Graham Alternative Investment Fund II LLC
Blended Strategies Portfolio
Unaudited Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2021	2020
Cash flows provided by operating activities
Net income	$1,702,873	$1,325,886
Adjustments to reconcile net income to net cash provided by operating activities:
Net (income) allocated from investment in Graham Alternative Investment Trading LLC	(1,702,873)	(1,325,886)
Proceeds from sale of investment in Graham Alternative Investment Trading LLC	739,233	1,517,547
Net cash provided by operating activities	739,233	1,517,547

Cash flows used in financing activities
Subscriptions	–	–
Redemptions (net of redemptions payable)	(739,233)	(1,517,547)
Net cash used in financing activities	(739,233)	(1,517,547)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Notes to Unaudited Consolidated Financial Statements

June 30, 2021
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

As a Series Limited Liability Company each series is legally segregated, and the assets associated with each series are held separately and accounted for in separate and distinct records from the assets of any other series of GAIF II. The debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to a particular series are enforceable against the assets of such series only, and not against the assets of GAIF II generally or any other series thereof. Further, none of the debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to GAIF II are enforceable against the assets of any other series.  As of June 30, 2021 and June 30, 2020, only the Blended Strategies Portfolio is open and available to investors.

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

See attached financial statements of Graham Alternative Investment Trading LLC.

Index Graham Alternative Investment Fund II LLC Blended Strategies Portfolio Notes to Unaudited Consolidated Financial Statements (continued) 1. Organization and Business (continued)
The performance of the Fund is directly affected by the performace of GAIT; therefore, these consolidated financial statements should be read in conjunction with the attached financial statements of GAIT, including the condensed schedules of investments.

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

At June 30, 2021 and December 31, 2020, the Fund owned 49.72% and 48.53%, respectively of GAIT.

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

The Fund’s investment in GAIT has been valued at net asset value using the practical expedient. Accordingly, under U.S. GAAP, this investment is excluded from categorization in the fair value hierarchy. There were no Level 3 assets or liabilities held at any point during the six months ended June 30, 2021 or the year ended December 31, 2020 by the Fund, GAI, GAIT, the Master Funds or Cash Assets.

Cash and Cash Equivalents

The Fund classifies all highly liquid investments with a maturity of three months or less at the time of purchase as cash equivalents on the statements of financial condition. Cash deposited with a bank is subject to credit risk. In the event of the bank’s insolvency, recovery of the Fund’s cash would be limited to account insurance or other protection afforded by such deposit, which could be substantially less than the amount deposited. At June 30, 2021 and December 31, 2020, the Fund did not have any cash or cash equivalents.

Indemnifications

In the normal course of business, the Master Funds, GAIT, Cash Assets, GAI, and the Fund enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. The Fund’s maximum exposure under these arrangements is unknown; however, the Fund has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At June 30, 2021 and December 31, 2020, no accruals have been recorded by the Fund for indemnifications.

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

4. Fees and Related Party Transactions

Advisory Fees

Each Class of GAIT other than Class M paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate of 1.50% of the Members’ Capital of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is affected with respect to Units of such Class during the month. For the six months ended June 30, 2021 and 2020, the Advisory Fees allocated to the Fund by each Class of GAIT totaled $224,618 and $204,232, respectively.

See attached financial statements of Graham Alternative Investment Trading LLC.

Index Graham Alternative Investment Fund II LLC Blended Strategies Portfolio Notes to Unaudited Consolidated Financial Statements (continued) 4. Fees and Related Party Transactions (continued)
Sponsor Fees

Each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Members’ Capital specified in the table below. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee. For the six months ended June 30, 2021 and 2020, the Sponsor Fees allocated to the Fund by each Class of GAIT totaled $117,793 and $107,866, respectively.

Class 0	Class 2
0.50%	1.25%

Incentive Allocation

At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class of GAIT, as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced, effective as of the date of any redemption of any Units of such class, by multiplying the loss carryforward by the ratio that the amount of Members’ Capital redeemed from such class bears to the Members’ Capital of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made to Graham Capital LLC. For the six months ended June 30, 2021 and 2020, Incentive Allocation of $425,718 and $77,202, respectively were allocated to the Fund by GAIT.

Any portion of any of the above fees, including the Incentive Allocation, may be paid by the Manager to third parties as compensation for selling activities in connection with the Fund.

Administrator’s Fee

For the six months ended June 30, 2021 and 2020, GAIT paid SEI a monthly administrator’s fee based on GAIT’s Members’ Capital, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, allocated to the Fund by GAIT for the six months ended June 30, 2021 and 2020 were $19,034 and $17,617, respectively.

5. Income Taxes

No provision for income taxes has been made in the accompanying consolidated financial statements, as members are individually responsible for reporting income or loss based upon their respective share of the Fund’s income and expenses for income tax purposes.

See attached financial statements of Graham Alternative Investment Trading LLC.

Index Graham Alternative Investment Fund II LLC Blended Strategies Portfolio Notes to Unaudited Consolidated Financial Statements (continued) 5. Income Taxes (continued)
U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a “more-likely-than-not” threshold would be recorded as a tax expense in the current year. The Fund identifies its major tax jurisdictions as the U.S. for Federal tax purposes and Connecticut for state tax purposes. The Manager has evaluated the Fund’s tax positions and has concluded that there are no significant tax positions requiring recognition, measurement or disclosure in the consolidated financial statements for all open tax years. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination. Any assessment for interest or penalties on taxes related to uncertain tax positions, when present, would be included in interest and penalties on tax on the consolidated statements of operations. No such interest and/or penalties were assessed to the Fund for the six months ended June 30, 2021 and 2020.

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

7. Financial Highlights

The following is the per Unit operating performance calculation for the three months ended June 30, 2021 and 2020:

	Class 0	Class 2
Per unit operating performance
Net asset value per Unit, March 31, 2020	$159.32	$113.79
Net income (loss):
Net investment loss	(0.54)	(0.56)
Net gain on investments	0.76	0.55
Net income (loss)	0.22	(0.01)
Net asset value per Unit, June 30, 2020	$159.54	$113.78

Net asset value per Unit, March 31, 2021	$181.44	$130.05
Net income:
Net investment loss	(1.79)	(1.51)
Net gain on investments	3.79	2.74
Net income	2.00	1.23
Net asset value per Unit, June 30, 2021	$183.44	$131.28

See attached financial statements of Graham Alternative Investment Trading LLC.

Index Graham Alternative Investment Fund II LLC Blended Strategies Portfolio Notes to Unaudited Consolidated Financial Statements (continued) 7. Financial Highlights (continued)

The following represents ratios to average Members’ Capital and total return for the three months ended June 30, 2021 and 2020:

	Class 0		Class 2
	2021	2020	2021	2020

Total return before Incentive Allocation	1.37%	0.18%	1.20%	(0.01)%
Incentive Allocation	(0.27)	(0.04)	(0.25)	0.00
Total return after Incentive Allocation	1.10%	0.14%	0.95%	(0.01)%

Net investment loss before Incentive Allocation	(0.70)%	(0.30)%	(0.89)%	(0.49)%
Incentive Allocation	(0.27)	(0.04)	(0.25)	0.00
Net investment loss after Incentive Allocation	(0.97)%	(0.34)%	(1.14)%	(0.49)%

Total expenses before Incentive Allocation	0.71%	0.64%	0.91%	0.82%
Incentive Allocation	0.27	0.04	0.25	0.00
Total expenses after Incentive Allocation	0.98%	0.68%	1.16%	0.82%

The following is the per Unit operating performance calculation for the six months ended June 30, 2021 and 2020:

	Class 0	Class 2
Per unit operating performance
Net asset value per Unit, December 31, 2019	$152.04	$108.35
Net income:
Net investment loss	(1.58)	(1.03)
Net gain on investments	9.08	6.46
Net income	7.50	5.43
Net asset value per Unit, June 30, 2020	$159.54	$113.78

Net asset value per Unit, December 31, 2020	$173.06	$124.23
Net income:
Net investment loss	(4.87)	(3.93)
Net gain on investments	15.25	10.98
Net income	10.38	7.05
Net asset value per Unit, June 30, 2021	$183.44	$131.28

See attached financial statements of Graham Alternative Investment Trading LLC.

Index Graham Alternative Investment Fund II LLC Blended Strategies Portfolio Notes to Unaudited Consolidated Financial Statements (continued) 7. Financial Highlights (continued)

The following represents ratios to average Members’ Capital and total return for the six months ended June 30, 2021 and 2020:

	Class 0		Class 2
	2021	2020	2021	2020

Total return before Incentive Allocation	7.51%	5.40%	7.19%	5.01%
Incentive Allocation	(1.51)	(0.47)	(1.52)	0.00
Total return after Incentive Allocation	6.00%	4.93%	5.67%	5.01%

Net investment loss before Incentive Allocation	(1.26)%	(0.55)%	(1.65)%	(0.93)%
Incentive Allocation	(1.45)	(0.47)	(1.41)	0.00
Net investment loss after Incentive Allocation	(2.71)%	(1.02)%	(3.06)%	(0.93)%

Total expenses before Incentive Allocation	1.32%	1.28%	1.70%	1.66%
Incentive Allocation	1.45	0.47	1.41	0.00
Total expenses after Incentive Allocation	2.77%	1.75%	3.11%	1.66%

Total return is calculated for Class 0 and Class 2 Units taken as a whole and is not annualized. Total return is calculated as the change in total Members’ Capital adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for Class 0 and Class 2 Units taken as a whole and include net amounts allocated from GAIT. The computation of such ratios is based on the amount of net investment loss, expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of Members’ Capital for Class 0 and Class 2 Units of the Fund for the three and six months ended June 30, 2021 and 2020 and are not annualized.

8. Subsequent Events

The Fund had no subscriptions and redemptions of approximately $0.3 million from July 1, 2021 through August 16, 2021, the date through which subsequent events were evaluated by management. These amounts have not been included in the consolidated financial statements.

See attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Trading LLC

Statements of Financial Condition

	June 30, 2021 (Unaudited)	December 31, 2020 (Audited)
Assets
Investments in Master Funds, at fair value	$8,088,983	$6,446,067
Investment in Graham Cash Assets LLC, at fair value	53,133,401	54,304,841
Receivable from Master Funds	246	3
Total assets	$61,222,630	$60,750,911

Liabilities and members’ capital
Liabilities:
Redemptions payable	$992,436	$757,071
Accrued professional fees	81,467	128,331
Accrued advisory fees	73,275	75,035
Accrued sponsor fees	38,448	39,910
Accrued administrator’s fee	6,356	6,618
Payable to Master Funds	23	95
Total liabilities	1,192,005	1,007,060

Members’ capital:
Class 0 Units (195,624.743 and 203,816.771 units issued and outstanding at $183.44 and $173.06 per unit, respectively)	35,884,619	35,272,482
Class 2 Units (171,052.515 and 184,460.524 units issued and outstanding at $131.28 and $124.23 per unit, respectively)	22,456,147	22,915,191
Class M Units (4,671.470 units issued and outstanding at $361.74 and $333.12 per unit, respectively)	1,689,859	1,556,178
Total members’ capital	60,030,625	59,743,851
Total liabilities and members’ capital	$61,222,630	$60,750,911

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Condensed Schedules of Investments

	June 30, 2021 (Unaudited)		December 31, 2020 (Audited)
Description	Fair Value	Percentage of Members’ Capital	Fair Value	Percentage of Members’ Capital

Investments in Master Funds, at fair value
Graham Commodity Strategies LLC	$3,964,962	6.60%	$2,103,213	3.52%
Graham K4D Trading Ltd.	4,124,021	6.87%	4,342,854	7.27%
Total investments in Master Funds	$8,088,983	13.47%	$6,446,067	10.79%

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Operations and Incentive Allocation

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net gain allocated from investments in Master Funds:
Net realized gain on investments	$1,516,330	$1,633,430	$6,611,797	$2,824,816
Net (decrease) increase in unrealized appreciation on investments	(152,855)	(1,310,212)	(1,275,465)	569,656
Brokerage commissions and fees	(46,615)	(52,775)	(84,261)	(154,523)
Net gain allocated from investments in Master Funds	1,316,860	270,443	5,252,071	3,239,949

Net investment (loss) income allocated from investments in Master Funds	(764)	12,836	(1,001)	30,569

Investment income:
Interest income	10,276	175,321	32,634	374,155

Expenses:
Advisory fees	228,390	205,807	448,220	407,100
Sponsor fees	120,584	109,817	237,224	217,414
Professional fees	106,696	55,919	143,047	111,098
Administrator’s fee	19,904	18,529	39,028	35,989
Interest expense	3,472	3,448	6,951	6,792
Total expenses	479,046	393,520	874,470	778,393
Net investment loss of GAIT	(468,770)	(218,199)	(841,836)	(404,238)

Net income	847,326	65,080	4,409,234	2,866,280

Incentive allocation	(163,263)	(11,712)	(855,525)	(150,781)

Net income available for pro-rata allocation to all members	$684,063	$53,368	$3,553,709	$2,715,499

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Changes in Members’ Capital

For the Three and Six Months Ended June 30, 2021

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2020	203,816.771	$35,272,482	184,460.524	$22,915,191	4,671.470	$1,556,178	$59,743,851
Subscriptions	–	–	–	–	–	–	–
Redemptions	(3,043.519)	(538,957)	(3,178.647)	(411,629)	–	(692,262)	(1,642,848)
Incentive allocation	–	(424,238)	–	(268,024)	–	692,262	–
Net income	–	2,119,121	–	1,340,122	–	102,665	3,561,908
Members’ capital, March 31, 2021	200,773.252	$36,428,408	181,281.877	$23,575,660	4,671.470	$1,658,843	$61,662,911
Subscriptions	–	–	–	–	–	–	–
Redemptions	(5,148.509)	(949,508)	(10,229.362)	(1,366,841)	–	(163,263)	(2,479,612)
Incentive allocation	–	(101,431)	–	(61,832)	–	163,263	–
Net income	–	507,150	–	309,160	–	31,016	847,326
Members’ capital, June 30, 2021	195,624.743	$35,884,619	171,052.515	$22,456,147	4,671.470	$1,689,859	$60,030,625

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

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

 Unaudited Statements of Cash Flows

	Six Months Ended June 30,
	2021	2020
Cash flows provided by operating activities
Net income	$4,409,234	$2,866,280
Adjustments to reconcile net income to net cash provided by operating activities:
Net (income) allocated from investments in Master Funds	(5,251,070)	(3,270,518)
Net (income) allocated from investment in Graham Cash Assets LLC	(32,634)	(374,155)
Proceeds from sale of investments in Master Funds	35,557,695	32,747,567
Proceeds from sale of investment in Graham Cash Assets LLC	28,466,809	22,911,926
Purchases of investments in Master Funds	(31,949,856)	(28,650,545)
Purchases of investment in Graham Cash Assets LLC	(27,262,735)	(23,689,846)
Changes in assets and liabilities:
Decrease in accrued professional fees	(46,864)	(101,107)
Decrease in accrued advisory fees	(1,760)	(2,013)
Decrease in accrued sponsor fees	(1,462)	(1,174)
Decrease in accrued administrator’s fee	(262)	(35)
Net cash provided by operating activities	3,887,095	2,436,380

Cash flows used in financing activities
Subscriptions	–	–
Redemptions (net of redemptions payable)	(3,887,095)	(2,436,380)
Net cash used in financing activities	(3,887,095)	(2,436,380)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

Supplemental cash flow information
Interest paid	$6,951	$6,792

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements

June 30, 2021

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

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated using the exchange rates at June 30, 2021 and December 31, 2020. Gains and losses resulting from foreign currency transactions are calculated using daily exchange rates prevailing on the transaction date. The Master Funds do not isolate the portion of results of operations from changes in foreign exchange rates on investments and cash from fluctuations arising from changes in market prices held. The Master Funds’ currency translation gains and losses are included in the statements of operations and incentive allocation within net realized gain and net (decrease) increase in unrealized appreciation on investments.

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

GAIT’s investments in the Master Funds and Graham Cash Assets LLC (“Cash Assets”) have been valued at net asset value using the practical expedient. Accordingly, under U.S. GAAP, these investments are excluded from categorization in the fair value hierarchy. GAIT’s investments in the Master Funds and Cash Assets are discussed in Notes 3 and 4. There were no Level 3 assets or liabilities held at any point during the six months ended June 30, 2021 or the year ended December 31, 2020 by GAIT, the Master Funds, or Cash Assets.

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

Unrealized appreciation and depreciation from derivative financial instruments are recorded based on changes in their fair value. Realized gains and losses are recorded when the positions are closed. All unrealized and realized gains and losses related to derivative financial instruments are included in net realized gain on investments in the Master Funds’ statements of operations.

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

Credit Risk Related Contingent Features

OTC derivative instruments are subject to ISDA Master Agreements which generally require among other things, that the Master Funds maintain a predetermined level of net assets or rate of return and provide limits with respect to any decline in value over 1-month, 3-month and 12-month periods. If the Master Funds were to violate such provisions, the counterparty to these instruments could demand liquidation of the outstanding positions. There were no events that occurred throughout the six months ended June 30, 2021 and the year ended December 31, 2020 which caused any counterparty to demand liquidation of any outstanding positions. Graham K4D Trading Ltd. had derivative instruments subject to credit risk related contingent features in a net liability position in the amount of $0 and $901,487 at June 30, 2021 and December 31, 2020, respectively. Graham Commodity Strategies LLC had no derivative instruments subject to credit risk related contingent features in a net liability position at June 30, 2021 and December 31, 2020.

New York Mercantile Exchange Corporate Membership

Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is a member of the New York Mercantile Exchange (“NYMEX”). As a result of its membership, Graham Commodity Strategies LLC owns two NYMEX seats and 30,000 shares of the CME Group. Graham Commodity Strategy LLC’s policy is to value the NYMEX seats and the shares of the CME Group at fair value. As of June 30, 2021 and December 31, 2020, the two NYMEX seats were valued at $350,500 and $283,000, respectively,  and the 30,000 shares of CME Group were valued at $6,380,400 and $5,461,500, respectively, all of which are included within Exchange memberships on Graham Commodity Strategies LLC’s statements of financial condition. The NYMEX seats and CME Group shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
2. Summary of Significant Accounting Policies (continued)

Chicago Mercantile Exchange Membership

Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is also a member of the Chicago Mercantile Exchange (“CME”). As a result of its membership, Graham Commodity Strategies LLC owns two CME seats and 2,232 shares of the CME Group. Graham Commodity Strategies LLC’s policy is to value the CME seats and the shares of the CME Group at fair value. As of June 30, 2021 and December 31, 2020, the two CME seats were valued at $399,250 and $295,050, respectively.  As of June 30, 2021 and December 31, 2020, the 2,232 shares of CME Group were valued at $474,702 and $406,336, respectively.  The CME seats and shares are included within Exchange memberships on Graham Commodity Strategies LLC’s statement of financial condition. The CME seats and CME Group shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Graham K4D Trading Ltd., a Master Fund in which GAIT invests, is also a member of the CME. As a result of its membership, Graham K4D Trading Ltd. owns one CME seat and 4,085 shares of the CME Group. Graham K4D Trading Ltd.’s policy is to value the CME seat and the shares of the CME Group at fair value. As of June 30, 2021 and December 31, 2020, the CME seat was valued at $61,000 and $51,000, respectively. As of June 30, 2021 and December 31, 2020, the 4,085 shares of the CME Group were valued at $868,797 and $743,674, respectively. The CME seats and shares are included in Exchange memberships on Graham K4D Trading Ltd.’s statement of financial condition. The CME seat and CME Group shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Chicago Board of Trade Membership

Graham K4D Trading Ltd. is a member of the Chicago Board of Trade (“CBOT”) under Rule 106.S and owns two B-1/Full seats and one B-2/Associate seat (collectively, “CBOT memberships”). Graham K4D Trading Ltd.’s policy is to value the CBOT memberships at fair value. As of June 30, 2021 and December 31, 2020, the two B-1/Full seats were valued at a total of $414,000 and $373,000, respectively, and the B-2/Associate seat was valued at $28,250 and $32,250, respectively, all of which are included in Exchange memberships on the statements of financial condition. Additionally, Graham K4D Trading Ltd. owns 970 shares of the CME Group as a result of its CBOT membership. Graham K4D Trading Ltd.’s policy is to value the CME Group shares at fair value. As of June 30, 2021 and December 31, 2020, the 970 shares of the CME Group were valued at $206,300 and $176,589, respectively. The CBOT memberships and shares of the CME Group are considered Level 1 assets as described in the Fair Value section of Note 2.

As of June 30, 2021, Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is also a member of the CBOT under Rule 106.S and owns 3,265 shares of the CME Group as a result of its CBOT membership. Graham Commodity Strategies LLC’s policy is to value the CME shares at fair value. As of June 30, 2021 and December 31, 2020, the 3,265 shares of the CME Group were valued at $694,400 and $594,393, respectively.  The CME Group shares are included in Exchange memberships on Graham Commodity LLC’s statement of financial condition. The CBOT memberships and CME seat are considered Level 1 assets as described in the Fair Value section of Note 2.

Commodity Exchange Membership

As of June 30, 2021, Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is also a member of the Commodity Exchange (“COMEX”) and owns two COMEX seats. Graham Commodity Strategies LLC’s policy is to value the COMEX seats at fair value. As of June 30, 2021 and December 31, 2020, the two COMEX seats were valued at $167,500 and $177,000, respectively.  The COMEX seats are included in Exchange memberships on Graham Commodity Strategies LLC’s statement of financial condition. The COMEX seats are considered Level 1 assets as described in the Fair Value section of Note 2.

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

Cash and Cash Equivalents

GAIT classifies all highly liquid investments with a maturity of three months or less at the time of purchase as cash equivalents. Cash deposited with a bank is subject to credit risk. In the event of the bank's insolvency, recovery of the GAIT’s cash would be limited to account insurance or other protection afforded by such deposit.  At June 30, 2021 and December 31, 2020, GAIT did not have any cash or cash equivalents.

Indemnifications

In the normal course of business, the Master Funds, Cash Assets, and GAIT enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. GAIT’s maximum exposure under these arrangements is unknown; however, GAIT has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At June 30, 2021 and December 31, 2020, no accruals have been recorded by GAIT for indemnifications.

3. Investments in Master Funds

As of June 30, 2021 and December 31, 2020, GAIT invested in various Master Funds, all of which were managed by the Manager. GAIT’s investments in these Master Funds, as well as the investment objectives of each Master Fund, are summarized below. Master Funds in which GAIT invested 5% or more of its Members’ Capital are individually identified. All of the Master Funds and GAIT are related parties. The Master Funds do not charge management fees or incentive allocation, and all offer monthly subscriptions and redemptions.

June 30, 2021
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (six months ended June 2021)

Global Macro Funds
Graham Commodity Strategies LLC	6.60%	$3,964,962	$3,854,656

Systematic Macro Funds
Graham K4D Trading Ltd.	6.87%	4,124,021	1,396,414
	13.47%	$8,088,983	$5,251,070

December 31, 2020
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (Loss) (six months ended June 2020)

Global Macro Funds
Graham Commodity Strategies LLC	3.52%	$2,103,213	$5,339,793

Systematic Macro Funds
Graham K4D Trading Ltd.	7.27%	4,342,854	(2,090,848)
	10.79%	$6,446,067	$3,248,945

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table summarizes the financial position of each Master Fund as of June 30, 2021:

	Graham Commodity Strategies LLC (Delaware)	Graham K4D Trading Ltd. (BVI)
Assets:
Fixed income securities, at fair value (cost $27,500,000)	$–	$27,499,806
Due from brokers	118,378,764	23,540,984
Derivative financial instruments, at fair value	12,354,726	1,539,203
Exchange memberships, at fair value	8,466,752	1,578,347
Interest receivable	4,087	1,521
Total assets	139,204,329	54,159,861

Liabilities:
Derivative financial instruments, at fair value	3,033,856	–
Interest payable	19,112	3,202
Total liabilities	3,052,968	3,202
Members’ Capital / Net Assets	$136,151,361	$54,156,659

Percentage of Master Fund held by GAIT	2.91%	7.61%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of June 30, 2021:

Description	Number of Contracts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC
Exchange memberships (cost $3,649,411)
United States (cost $3,649,411)
Financial services (cost $3,649,411)		$8,466,752	6.22%
Total exchange memberships		$8,466,752	6.22%

Derivative financial instruments
Long contracts
Futures
Commodity		$2,377,996	1.75%
Foreign bond		189,408	0.14%
Foreign index		(568,473)	(0.42)%
Interest rate		159,963	0.12%
U.S. bond
U.S. long bond September 2021		360,781	0.26%
U.S. 10 yr note September 2021		(1,297)	(0.00)%
U.S. index		5,210,203	3.83%
Total futures		7,728,581	5.68%

Forwards
Foreign currency		(3,224,103)	(2.37)%
Total forwards		(3,224,103)	(2.37)%

Options (cost $33,266,987)
Commodity futures		3,126,301	2.30%
Currency futures		9,414,502	6.91%
Interest rate futures		6,562,881	4.82%
U.S. bond futures
U.S. 10 yr September 2021, $130.50 - $131.00 Put	2	920,156	0.68%
U.S. 5 yr September 2021, $122.25 - $123.25 Put	2	1,734,148	1.27%
U.S. index futures		5,282,980	3.88%
Total options		27,040,968	19.86%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of June 30, 2021:

Description	Number of Contracts / Notional Amounts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity		$(429,900)	(0.32)%
Foreign bond		(1,528,550)	(1.12)%
Foreign index		111,196	0.08%
Interest rate		665,740	0.49%
U.S. bond
U.S. 5 yr note September 2021	(10,446)	(199,797)	(0.15)%
U.S. 10 yr note September 2021	(16,941)	(5,713,344)	(4.20)%
U.S. 10 yr Ultra bond September 2021	(202)	(520,781)	(0.39)%
U.S. long bond September 2021	(670)	(137,969)	(0.10)%
U.S. Ultra September 2021	(617)	(2,031,906)	(1.49)%
U.S. index		(1,690,848)	(1.24)%
Total futures		(11,476,159)	(8.44)%

Forwards
Foreign currency		1,847,187	1.36%
Total forwards		1,847,187	1.36%

Options (proceeds $17,561,248)
Commodity futures		(1,653,338)	(1.21)%
Currency futures		(1,366,933)	(1.00)%
Interest rate futures		(5,102,388)	(3.75)%
U.S. bond futures
U.S. 10 yr September 2021, $134.00 Call	(1)	(142,500)	(0.10)%
U.S. 10 yr September 2021, $128.00 - $130.00 Put	(3)	(621,781)	(0.46)%
U.S. 5 yr September 2021, $122.75 Put	(1)	(1,552,969)	(1.14)%
U.S. index futures		(2,155,695)	(1.58)%
Total options		(12,595,604)	(9.24)%
Total derivative financial instruments		$9,320,870	6.85%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of June 30, 2021:

Description	Principal Amount / Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd.
Fixed income securities owned (cost $27,500,000)
Government bonds (cost $27,500,000)
United States (cost $27,500,000)
Treasury Bonds (cost $27,500,000)
U.S. Treasury bond 0.00% due 07/08/2021	$27,500,000	$27,499,806	50.78%
Total United States		27,499,806	50.78%
Total government bonds		27,499,806	50.78%
Total fixed income securities owned		$27,499,806	50.78%

Exchange memberships (cost $1,924,208)
United States (cost $1,924,208)
Financial services (cost $1,924,208)		$1,578,347	2.91%
Total exchange memberships		$1,578,347	2.91%

Derivative financial instruments
Long contracts
Futures
Commodity
Copper September 2021	1	$213	0.00%
LME Copper September 2021	220	(3,047,948)	(5.63)%
Other commodity		4,250,085	7.85%
Currency		(44,028)	(0.08)%
Foreign bond		48,538	0.09%
Foreign index		(500,347)	(0.92)%
Interest rate		(426,872)	(0.79)%
U.S. bond		(490,763)	(0.91)%
U.S. index		2,067,009	3.82%
Total futures		1,855,887	3.43%

Forwards
Foreign currency		(4,941,330)	(9.12)%
Total forwards		(4,941,330)	(9.12)%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of June 30, 2021:

Description	Number of Contracts / Notional Amounts	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd. (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity
LME Copper September 2021	(160)	$1,304,320	2.41%
Other commodity		(1,220,840)	(2.26)%
Currency		(14,900)	(0.03)%
Foreign bond		(756,327)	(1.40)%
Foreign index		(50,924)	(0.09)%
Interest rate		(18,679)	(0.04)%
U.S. bond		(1,527,414)	(2.82)%
Total futures		(2,284,764)	(4.23)%

Forwards
Foreign currency		6,909,410	12.76%
Total forwards		6,909,410	12.76%
Total derivative financial instruments		$1,539,203	2.84%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table shows the fair value classification of each investment type by Master Fund as of June 30, 2021:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.
Assets
Level 1:
Commodity futures	$2,931,566	$5,858,258
Commodity futures options	3,126,301	–
Currency futures	–	63,288
Exchange memberships	8,466,752	1,578,347
Foreign bond futures	261,383	96,055
Foreign index futures	111,196	44,887
Interest rate futures	1,344,353	50,293
Interest rate futures options	6,562,881	–
U.S. bond futures	447,788	23,624
U.S. bond futures options	2,654,304	–
U.S. index futures	5,216,303	2,151,063
U.S. index futures options	5,282,980	–
Total Level 1	36,405,807	9,865,815

Level 2:
Foreign currency forwards	5,594,247	7,396,514
Foreign currency futures options	9,414,502	–
Government bonds*	–	27,499,806
Total Level 2	15,008,749	34,896,320
Total investment related assets	$51,414,556	$44,762,135

Liabilities
Level 1:
Commodity futures	$(983,470)	$(4,572,428)
Commodity futures options	(1,653,338)	–
Currency futures	–	(122,216)
Foreign bond futures	(1,600,525)	(803,844)
Foreign index futures	(568,473)	(596,158)
Interest rate futures	(518,650)	(495,844)
Interest rate futures options	(5,102,388)	–
U.S. bond futures	(8,692,101)	(2,041,801)
U.S. bond futures options	(2,317,250)	–
U.S. index futures	(1,696,948)	(84,054)
U.S. index futures options	(2,155,695)	–
Total Level 1	(25,288,838)	(8,716,345)

Level 2:
Foreign currency forwards	(6,971,163)	(5,428,434)
Foreign currency futures options	(1,366,933)	–
Total Level 2	(8,338,096)	(5,428,434)
Total investment related liabilities	$(33,626,934)	$(14,144,779)

* See each Master Fund’s condensed schedule of investments for breakout of industry and geographic region.

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham Commodity Strategies LLC based on its average quarterly notional amounts and number of contracts for the six months ended June 30, 2021. The table also displays the fair value of derivative contracts held by Graham Commodity Strategies LLC at June 30, 2021 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and derivative liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$136,799,221	2,083	$(22,549,868)	(393)	$2,931,566	$(983,470)
Options (a)	59,280,796	2,033	(21,014,976)	(2,129)	3,126,301	(1,653,338)
	196,080,017	4,116	(43,564,844)	(2,522)	6,057,867	(2,636,808)

Equity price
Futures	326,282,526	2,614	(79,767,132)	(1,232)	5,327,499	(2,265,421)
Options (a)	138,545,364	2,913	(52,604,982)	(2,891)	5,282,980	(2,155,695)
	464,827,890	5,527	(132,372,114)	(4,123)	10,610,479	(4,421,116)
Foreign currency exchange rate
Forwards	1,180,755,654	N/A	(1,083,319,784)	N/A	5,594,247	(6,971,163)
Options (a)	850,261,308	39	(714,257,351)	(47)	9,414,502	(1,366,933)
	2,031,016,962	39	(1,797,577,135)	(47)	15,008,749	(8,338,096)

Interest rate
Futures	1,644,605,021	7,237	(5,413,492,112)	(30,083)	2,053,524	(10,811,276)
Options (a)	1,567,631,108	31,415	(1,797,039,738)	(33,022)	9,217,185	(7,419,638)
	3,212,236,129	38,652	(7,210,531,850)	(63,105)	11,270,709	(18,230,914)
Total	$5,904,160,998	48,334	$(9,184,045,943)	(69,797)	$42,947,804	$(33,626,934)

(a)	Notional amounts for options are based on the delta-adjusted positions.

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham K4D Trading Ltd. based on its average quarterly notional amounts and number of contracts for the six months ended June 30, 2021. The table also displays the fair value of derivative contracts held by Graham K4D Trading Ltd. at June 30, 2021 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and derivative liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$238,095,367	3,478	$(99,318,379)	(990)	$5,858,258	$(4,572,428)
	238,095,367	3,478	(99,318,379)	(990)	5,858,258	(4,572,428)

Equity price
Futures	236,663,038	1,444	(12,652,513)	(144)	2,195,950	(680,212)
	236,663,038	1,444	(12,652,513)	(144)	2,195,950	(680,212)
Foreign currency exchange rate
Forwards	238,114,128	N/A	(447,972,174)	N/A	7,396,514	(5,428,434)
Futures	3,291,669	29	(13,398,498)	(145)	63,288	(122,216)
	241,405,797	29	(461,370,672)	(145)	7,459,802	(5,550,650)

Interest rate
Futures	1,631,705,573	7,131	(506,139,869)	(3,377)	169,972	(3,341,489)
	1,631,705,573	7,131	(506,139,869)	(3,377)	169,972	(3,341,489)
Total	$2,347,869,775	12,082	$(1,079,481,433)	(4,656)	$15,683,982	$(14,144,779)

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

When multiple derivative contracts are held with the same counterparty, the Master Funds will net the contracts in an asset position with the contracts in a liability position when covered by a master netting agreement or similar arrangements, for presentation in the statements of financial condition. The table below displays the amounts at June 30, 2021 by which the fair values of both derivative assets and derivative liabilities were reduced within the Master Funds’ statements of financial condition as a result of this netting. Gross amounts below correspond to the total derivative asset and derivative liability balances categorized by primary underlying risk and product type in the preceding tables. Collateral pledged (received) for derivative assets and derivative liabilities represent the cash amounts which are included in due from brokers on the statements of financial condition. Actual collateral pledged or received by the Master Funds may exceed these amounts.

Description	Gross Amount	Gross Amount Offset in the Statements of Financial Condition	Net Amount Presented in the Statements of Financial Condition	Collateral (Received) / Pledged	Net Amount

Graham Commodity Strategies LLC[1]
Derivative assets	$42,947,804	$(30,593,078)	$12,354,726	$–	$12,354,726
Derivative liabilities	(33,626,934)	30,593,078	(3,033,856)	3,033,856	–

Graham K4D Trading Ltd.[2]
Derivative assets	$15,683,982	$(14,144,779)	$1,539,203	$–	$1,539,203
Derivative liabilities	(14,144,779)	14,144,779	–	–	–

1 Net derivative asset and liability amounts presented in the statements of financial condition are held with three counterparties. At June 30, 2021, additional collateral pledged in the amount of $115,322,545 was posted in support of derivative positions and is included in due from brokers on the statements of financial condition.

2 Net derivative asset amounts presented in the statements of financial condition are held with two counterparties. At June 30, 2021, additional collateral pledged in the amount of $23,540,984 was posted in support of derivative positions and is included in due from brokers on the statements of financial condition.

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table summarizes the results of operations of each Master Fund for the three months ended June 30, 2021:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.

Net investment loss	$(23,520)	$(93)

Net realized gain on investments	11,119,651	14,394,114
Net decrease in unrealized appreciation on investments	(8,703,090)	(1,099,277)
Brokerage commissions and fees	(1,353,248)	(76,167)
Net gain on investments	1,063,313	13,218,670
Net income	$1,039,793	$13,218,577

The following table summarizes the results of operations of each Master Fund for the six months ended June 30, 2021:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.

Net investment loss	$(25,735)	$(1,987)

Net realized gain on investments	150,012,835	32,160,225
Net increase (decrease) in unrealized appreciation on investments	1,103,534	(16,682,537)
Brokerage commissions and fees	(2,528,183)	(145,603)
Net gain on investments	148,588,186	15,332,085
Net income	$148,562,451	$15,330,098

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table shows the gains and losses on all derivative financial instruments held by the Master Funds reported in net realized gain and net decrease in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the three months ended June 30, 2021:

	Graham Commodity Strategies LLC		Graham K4D Trading Ltd.
	Net realized gain (loss) on investments	Net increase (decrease) in unrealized appreciation on investments	Net realized gain (loss) on investments	Net increase (decrease) in unrealized appreciation on investments
Commodity price
Futures	$24,544,523	$4,591,827	$15,201,247	$2,919,023
Options	2,564,635	573,766	–	–
	27,109,158	5,165,593	15,201,247	2,919,023
Equity price
Futures	16,579,751	3,174,872	8,639,313	623,449
Options	344,493	539,230	–	–
	16,924,244	3,714,102	8,639,313	623,449
Foreign currency exchange rate
Forwards	4,677,541	3,404,408	(1,319,772)	(2,632,153)
Futures	–	–	(249,772)	8,936
Options	(10,066,430)	(6,034,713)	–	–
	(5,388,889)	(2,630,305)	(1,569,544)	(2,623,217)
Interest rate
Futures	(24,630,424)	(13,535,102)	(7,888,024)	(2,110,930)
Options	(2,894,438)	(1,819,078)	–	–
	(27,524,862)	(15,354,180)	(7,888,024)	(2,110,930)
Total	$11,119,651	$(9,104,790)	$14,382,992	$(1,191,675)

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table shows the gains and losses on all derivative financial instruments held by the Master Funds reported in net realized gain and net increase (decrease) in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the six months ended June 30, 2021:

	Graham Commodity Strategies LLC		Graham K4D Trading Ltd.
	Net realized gain (loss) on investments	Net increase (decrease) in unrealized appreciation on investments	Net realized gain (loss) on investments	Net increase (decrease) in unrealized appreciation on investments
Commodity price
Futures	$27,047,849	$(1,603,679)	$33,817,504	$(10,585,872)
Options	1,262,773	1,584,082	–	–
	28,310,622	(19,597)	33,817,504	(10,585,872)
Equity price
Futures	44,359,815	2,219,966	22,769,046	(5,015,644)
Options	(1,794,848)	2,232,548	–	–
	42,564,967	4,452,514	22,769,046	(5,015,644)
Foreign currency exchange rate
Forwards	12,925,684	2,022,536	(5,233,937)	2,873,842
Futures	–	–	(329,180)	(162,772)
Options	(5,502,775)	(8,298,226)	–	–
	7,422,909	(6,275,690)	(5,563,117)	2,711,070
Interest rate
Futures	71,741,178	(5,848,672)	(18,906,279)	(3,961,811)
Options	6,384,997	1,133,668	–	–
	78,126,175	(4,715,004)	(18,906,279)	(3,961,811)
Total	$156,424,673	$(6,557,777)	$32,117,154	$(16,852,257)

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

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2020:

Description	Number of Contracts / Notional Amounts		Fair Value	Percentage of Members’ Capital
Graham Commodity Strategies LLC
Exchange memberships (cost $3,649,411)
United States (cost $3,649,411)
Financial services (cost $3,649,411)			$7,217,279	8.99%
Total exchange memberships			$7,217,279	8.99%

Derivative financial instruments
Long contracts
Futures
Commodity			$3,605,184	4.49%
Foreign index			86,848	0.11%
Interest rate			(1,593,877)	(1.99)%
U.S. index			945,270	1.18%
Total futures			3,043,425	3.79%

Forwards
Euro dollar / U.S. dollar 01/04/2021 - 01/05/2021	EUR	996,045,395	(6,213,377)	(7.74)%
Other foreign currency			8,418,948	10.49%
Total forwards			2,205,571	2.75%

Options (cost $34,126,355)
Commodity futures			2,853,904	3.55%
Currency futures
Euro dollar / U.S. dollar January 2021 - February 2021, $1.13 - $1.21 Put		2	201,977	0.25%
Euro dollar / U.S. dollar January 2021 - June 2021, $1.21 - $1.29 Call		22	7,930,615	9.88%
Other currency futures			15,258,361	19.01%
Foreign bond futures			(474,329)	(0.59)%
Interest rate futures			(353,350)	(0.44)%
U.S. bond futures
U.S. 10 yr January 2021 - February 2021, $137.00 Put		2	613,781	0.76%
U.S. bond February 2021 - March 2021, $168.00 - $173.00 Put		3	4,750,609	5.92%
U.S. index futures			156,243	0.19%
Total options			30,937,811	38.53%

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

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table shows the fair value classification of each investment type by Master Fund as of December 31, 2020:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.
Assets
Level 1:
Commodity futures	$4,747,408	$12,876,497
Commodity futures options	2,853,904	–
Currency futures	–	98,453
Exchange memberships	7,217,279	1,376,513
Foreign bond futures	–	1,002,520
Foreign index futures	784,870	4,009,649
Interest rate futures	–	268,741
Interest rate futures options	88,338	–
U.S. bond futures	–	179,111
U.S. bond futures options	5,364,390	–
U.S. index futures	1,654,860	2,684,392
U.S. index futures options	156,243	–
Total Level 1	22,867,292	22,495,876

Level 2:
Foreign currency forwards	16,048,079	2,161,662
Foreign currency options	23,390,952	–
Government bonds*	–	15,299,973
Total Level 2	39,439,031	17,461,635
Total investment related assets	$62,306,323	$39,957,511

Liabilities
Level 1:
Commodity futures	$(1,254,945)	$(1,043,635)
Commodity futures options	(1,158,990)	–
Currency futures	–	(8,646)
Foreign bond futures	(231,767)	(53,793)
Foreign bond futures options	(474,329)	–
Foreign index futures	(888,030)	(122,228)
Interest rate futures	(2,367,889)	(94,443)
Interest rate futures options	(353,350)	–
U.S. bond futures	(421,000)	(528,563)
U.S. bond futures options	(3,740,625)	–
U.S. index futures	(709,590)	–
Total Level 1	(11,600,515)	(1,851,308)

Level 2:
Foreign currency forwards	(18,098,481)	(3,063,150)
Foreign currency options	(5,701,543)	–
Total Level 2	(23,800,024)	(3,063,150)
Total investment related liabilities	$(35,400,539)	$(4,914,458)

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

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table shows the gains and losses on all derivative financial instruments held by the Master Funds reported in net realized gain and net decrease in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the three months ended June 30, 2020:

	Graham Commodity Strategies LLC		Graham K4D Trading Ltd.
	Net realized gain (loss) on investments	Net increase (decrease) in unrealized appreciation on investments	Net realized gain (loss) on investments	Net increase (decrease) in unrealized appreciation on investments
Commodity price
Futures	$19,435,758	$15,878,062	$5,501,252	$(5,799,274)
Options	(3,934,105)	2,667,719	–	–
	15,501,653	18,545,781	5,501,252	(5,799,274)
Equity price
Futures	(23,815,601)	5,570,264	13,955,994	(450,058)
Options	(5,489,525)	735,232	–	–
	(29,305,126)	6,305,496	13,955,994	(450,058)
Foreign currency exchange rate
Forwards	5,950,015	(10,812,288)	(6,358,072)	(97,914)
Futures	–	–	(263,013)	(78,742)
Options	(14,547,330)	3,120,835	–	–
	(8,597,315)	(7,691,453)	(6,621,085)	(176,656)
Interest rate
Futures	33,545,862	(30,711,693)	4,786,258	(2,931,487)
Options	(4,349,139)	(4,851,633)	–	–
	29,196,723	(35,563,326)	4,786,258	(2,931,487)
Total	$6,795,935	$(18,403,502)	$17,622,419	$(9,357,475)

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table shows the gains and losses on all derivative financial instruments held by the Master Funds reported in net realized gain (loss) and net (decrease) increase in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the six months ended June 30, 2020:

	Graham Commodity Strategies LLC		Graham K4D Trading Ltd.
	Net realized gain (loss) on investments	Net increase (decrease) in unrealized appreciation on investments	Net realized gain (loss) on investments	Net increase (decrease) in unrealized appreciation on investments
Commodity price
Futures	$52,770,472	$1,369,293	$7,294,099	$(328,449)
Options	4,611,290	575,254	–	–
	57,381,762	1,944,547	7,294,099	(328,449)
Equity price
Futures	61,805,732	5,542,944	(63,388,273)	342,940
Options	(17,371,070)	(1,276,568)	–	–
	44,434,662	4,266,376	(63,388,273)	342,940
Foreign currency exchange rate
Forwards	53,674,248	(3,705,864)	(12,366,990)	2,202,111
Futures	(2,697)	(11,107)	(181,247)	(37,094)
Options	(21,994,698)	(2,455,951)	–	–
	31,676,853	(6,172,922)	(12,548,237)	2,165,017
Interest rate
Futures	92,218,421	(1,234,999)	32,623,610	5,318,903
Options	11,971,042	464,081	–	–
Swaps	(257,037)	–	–	–
	103,932,426	(770,918)	32,623,610	5,318,903
Total	$237,425,703	$(732,917)	$(36,018,801)	$7,498,411

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
4. Graham Cash Assets LLC

GAIT invests a portion of its excess liquidity in Cash Assets, an entity for which the Manager is also the sole investment advisor. Cash Assets commenced operations on June 22, 2005 and was formed as a Delaware Limited Liability Company for the purpose of consolidating investment activity of multiple funds managed by the Manager. Its objective is to preserve capital while enhancing return on cash balances and providing daily liquidity. It invests in debt obligations guaranteed by the U.S. Federal government which generally range in maturity from one to thirty-four months. Cash Assets also maintains cash and cash equivalents on deposit with major U.S. institutions. Cash Assets values all fixed income securities at amortized cost which approximates fair value. GAIT’s investment in Cash Assets is valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP based upon GAIT’s proportionate share of Cash Assets’ reported net asset value. GAIT’s investment in Cash Assets at June 30, 2021 and December 31, 2020 is $53,133,401 and $54,304,841 which represents a percentage of GAIT’s Members’ Capital of 88.51% and 90.90%, respectively.

GAIT records its proportionate share of Cash Assets’ investment income and expenses on a monthly basis.  For the three and six months ended June 30, 2021, the total amount recognized by GAIT with respect to its investment in Cash Assets was $10,276 and $32,634, respectively.  For the three and six months ended June 30, 2020, the total amount recognized by GAIT with respect to its investment in Cash Assets was $175,321 and $374,155, respectively.  These amounts are included in interest income in the statements of operations and incentive allocation. At June 30, 2021 and December 31, 2020, GAIT owned approximately 0.88% and 0.97%, respectively, of Cash Assets. The following table summarizes the financial position of Cash Assets as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Assets:
Cash and cash equivalents	$498,221,086	$597,659,902
Investments in fixed income securities (amortized cost $5,531,589,357 and $4,972,093,470, respectively)	5,531,589,357	4,972,093,470
Interest receivable	20,477,813	14,546,327
Total assets	6,050,288,256	5,584,299,699

Members’ capital	$6,050,288,256	$5,584,299,699

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
4. Graham Cash Assets LLC (continued)

The following table summarizes the results of operations of Cash Assets for the three and six months ended June 31, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net gain on investment
Net realized gain on investments	$-	$-	$-	$2,283,203
Net gain on investments	-	-	-	2,283,203

Investment income
Interest income	1,127,838	17,917,443	3,574,995	41,184,069
Total investment income	1,127,838	17,917,443	3,574,995	41,184,069

Expenses:
Bank fee expense	50,692	67,449	103,106	133,750
Total expenses	50,692	67,449	103,106	133,750
Net investment income	1,077,146	17,849,994	3,471,889	41,050,319
Net income	$1,077,146	$17,849,994	$3,471,889	$43,333,522

The following represents the condensed schedule of investments of Cash Assets as of June 30, 2021:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (amortized cost $5,531,589,357)
United States
Government Bonds (amortized cost $5,531,589,357)
U.S. Treasury bonds 1.13% due 7/31/2021	$350,000,000	$350,309,070	5.79%
U.S. Treasury bonds 1.50% due 8/31/2021	350,000,000	350,838,457	5.80%
U.S. Treasury bonds 1.50% due 9/30/2021	350,000,000	351,247,400	5.81%
U.S. Treasury bonds 1.50% due 11/30/2021	400,000,000	402,405,630	6.65%
U.S. Treasury bonds 2.00% due 12/31/2021	400,000,000	403,871,280	6.68%
U.S. Treasury bonds 2.88% due 10/15/2021	300,000,000	302,437,183	5.00%
U.S. Treasury bonds 0.13% – 2.88% due 7/15/2021 – 4/30/2023	3,350,000,000	3,370,480,337	55.70%
Total Government Bonds		5,531,589,357	91.43%
Total United States		5,531,589,357	91.43%
Total Investments in Fixed Income Securities		$5,531,589,357	91.43%

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

Cash Assets reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP. The following table shows the fair value classification of each investment type held by Cash Assets as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Assets
Level 2:
Fixed income securities
Government bonds	$5,531,589,357	$3,372,351,436
Treasury bills	-	1,599,742,034
Total fixed income securities	5,531,589,357	4,972,093,470
Total Level 2	5,531,589,357	4,972,093,470
Total assets	$5,531,589,357	$4,972,093,470

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

6. Fees and Related Party Transactions

Advisory Fees

Each Class of GAIT other than Class M paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate of 1.50% of the Members’ Capital of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is affected with respect to Units of such Class during the month. The Advisory Fees paid to the Manager for the six months ended June 30, 2021 and 2020 were $448,220 and $407,100, respectively.

Sponsor Fees

Each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Members’ Capital specified in the table below. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee. The Sponsor Fees paid to the Manager for the six months ended June 30, 2021 and 2020 were $237,224 and $217,414, respectively.

Class 0	Class 2
0.50%	1.25%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
6. Fees and Related Party Transactions (continued)

Incentive Allocation

At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced effective as of the date of any redemption of any Units of such class by multiplying the loss carryforward by the ratio that the amount of assets redeemed from such class bears to the net assets of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made. The Incentive Allocation for the six months ended June 30, 2021 and 2020 was $855,525 and $150,781, respectively.

Any portion of any of the above fees, including the Incentive Allocation, may be paid by the Manager to third parties as compensation for selling activities in connection with GAIT.

Administrator’s Fee

For the six months ended June 30, 2021 and 2020, GAIT paid SEI a monthly administrator’s fee based on GAIT’s Members’ Capital, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, incurred by GAIT were $39,028 and $35,989, respectively.

7. Income Taxes

No provision for income taxes has been made in the accompanying financial statements, as members are individually responsible for reporting income or loss based upon their respective share of GAIT’s income and expenses for income tax purposes.

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing GAIT’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a “more-likely-than-not” threshold would be recorded as a tax expense in the current year. GAIT identifies its major tax jurisdictions as the U.S. for Federal tax purposes and Connecticut for state tax purposes. The Manager has evaluated GAIT’s tax positions and has concluded that there are no significant tax positions requiring recognition, measurement, or disclosure in the financial statements for all open tax years. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination. Any assessment for interest or penalties on taxes related to uncertain tax positions, when present, would be included in interest and penalties on tax on the statements of operations and incentive allocation. No such interest and/or penalties were assessed to GAIT for the six months ended June 30, 2021 and 2020.

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

9. Financial Highlights

The following is the per Unit operating performance calculation for the three months ended June 30, 2021 and 2020:

	Class 0	Class 2
Per unit operating performance
Net asset value per Unit, March 31, 2020	$159.32	$113.79
Net income (loss):
Net investment loss	(0.54)	(0.56)
Net gain on investments	0.76	0.55
Net income (loss)	0.22	(0.01)
Net asset value per Unit, June 30, 2020	$159.54	$113.78

Net asset value per Unit, March 31, 2021	$181.44	$130.05
Net income:
Net investment loss	(1.80)	(1.54)
Net gain on investments	3.80	2.77
Net income	2.00	1.23
Net asset value per Unit, June 30, 2021	$183.44	$131.28

The following represents ratios to average Members’ Capital, excluding the Managing Member, and total return for the three months ended June 30, 2021 and 2020:

	Class 0		Class 2
	2021	2020	2021	2020

Total return before Incentive Allocation	1.38%	0.18%	1.22%	(0.01)%
Incentive Allocation	(0.28)	(0.04)	(0.27)	0.00
Total return after Incentive Allocation	1.10%	0.14%	0.95%	(0.01)%

Net investment loss before Incentive Allocation	(0.70)%	(0.30)%	(0.90)%	(0.49)%
Incentive Allocation	(0.28)	(0.04)	(0.27)	0.00
Net investment loss after Incentive Allocation	(0.98)%	(0.34)%	(1.17)%	(0.49)%

Total expenses before Incentive Allocation	0.72%	0.64%	0.91%	0.83%
Incentive Allocation	0.28	0.04	0.27	0.00
Total expenses after Incentive Allocation	1.00%	0.68%	1.18%	0.83%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
9. Financial Highlights (continued)

The following is the per Unit operating performance calculation for the six months ended June 30, 2021 and 2020:

	Class 0	Class 2
Per unit operating performance
Net asset value per Unit, December 31, 2019	$152.04	$108.35
Net income:
Net investment loss	(1.58)	(1.03)
Net gain on investments	9.08	6.46
Net income	7.50	5.43
Net asset value per Unit, June 30, 2020	$159.54	$113.78

Net asset value per Unit, December 31, 2020	$173.06	$124.23
Net income:
Net investment loss	(4.90)	(3.96)
Net gain on investments	15.28	11.01
Net income	10.38	7.05
Net asset value per Unit, June 30, 2021	$183.44	$131.28

The following represents ratios to average Members’ Capital, excluding the Managing Member, and total return for the six months ended June 30, 2021 and 2020:

	Class 0		Class 2
	2021	2020	2021	2020

Total return before Incentive Allocation	7.55%	5.40%	7.23%	5.01%
Incentive Allocation	(1.55)	(0.47)	(1.56)	0.00
Total return after Incentive Allocation	6.00%	4.93%	5.67%	5.01%

Net investment loss before Incentive Allocation	(1.27)%	(0.55)%	(1.65)%	(0.93)%
Incentive Allocation	(1.46)	(0.47)	(1.43)	0.00
Net investment loss after Incentive Allocation	(2.73)%	(1.02)%	(3.08)%	(0.93)%

Total expenses before Incentive Allocation	1.32%	1.28%	1.71%	1.66%
Incentive Allocation	1.46	0.47	1.43	0.00
Total expenses after Incentive Allocation	2.78%	1.75%	3.14%	1.66%

Total return is calculated for Class 0 and Class 2 units taken as a whole and is not annualized. Total return is calculated as the change in total Members’ Capital, excluding that of the Managing Member, adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for the Class 0 and Class 2 units taken as a whole and include amounts from GAIT and net investment loss and expenses allocated from Master Funds and investment income from Cash Assets. The computation of such ratios is based on the amount of net investment loss, total expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of Members’ Capital of GAIT, excluding that of the Managing Member, for the three and six months ended June 30, 2021 and 2020 and are not annualized.

10. Subsequent Events

GAIT had no subscriptions and redemptions of approximately $0.4 million from July 1, 2021 through August 16, 2021, the date through which subsequent events were evaluated by management. These amounts have not been included in the financial statements.

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

For the three months ended June 30, 2021, the Blended Strategies Portfolio’s Members’ Capital decreased by $150,512 or -0.5%. The net decrease in the Blended Strategies Portfolio was attributable to redemptions totaling $466,841 or -1.6% and partially offset by net income of $316,329 or 1.1%, for the period.

For the six months ended June 30, 2021, the Blended Strategies Portfolio’s Members’ Capital increased by $854,463 or 2.9%. The net increase in the Blended Strategies Portfolio was attributable to net income of $1,702,873 or 5.9% and partially offset by redemptions totaling $848,410 or -3.0%, for the period.

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

2021 Summary

Three Months Ended June 30, 2021

For the three months ended June 30, 2021, the Blended Strategies Portfolio experienced net trading gains of $651,641. The trading results are attributable to the following sectors:

Agriculture / Softs	$450,842
Base Metals	190,308
Energy	627,599
Equities	731,135
Foreign Exchange	(307,415)
Long Term / Intermediate Rates	(1,123,503)
Precious Metals	15,039
Short Term Rates	84,660
Weather	(17,024)
$651,641

The Blended Strategies Portfolio recorded a net gain for the second quarter of 2021.  The majority of gains came from commodity futures, most notably from positions in energy with further profits in grains and metals.  The portfolio also posted gains in equity index futures, primarily from positions in U.S. benchmark indices.  The Fund experienced losses in fixed income futures, mostly from positions on the long end of the yield curve in the U.S. Smaller losses came from currencies from positions in the British pound sterling, New Zealand dollar, and Swiss franc versus the U.S. dollar.

Advisory, Sponsor, and Administrator’s Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the three months ended June 30, 2021, Advisory Fees increased by $12,028 or 11.7%, Sponsor Fees increased by $5,896 or 10.9%, and Administrator’s Fees increased by $706 or 7.8% in the Fund over the corresponding period of the preceding year. These increases are attributable to higher net assets of the portfolio resulting from net income and partially offset by redemptions for the period. During the same period, interest income decreased by $86,974 or -94.9%. Interest was earned on free cash at an average annualized yield of 0.07% for the three months ended June 30, 2021 compared to 1.37% for the same period in 2020.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the three months ended June 30, 2021 and 2020, the Incentive Allocation increased by $73,107 or 1,223.5%. This increase was the result of a larger net gain before incentive allocation for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.

Index
Six Months Ended June 30, 2021

For the six months ended June 30, 2021, the Blended Strategies Portfolio experienced net trading gains of $2,588,810. The trading results are attributable to the following sectors:

Agriculture / Softs	$576,252
Base Metals	362,140
Energy	666,362
Equities	1,466,070
Foreign Exchange	(142,980)
Long Term / Intermediate Rates	(287,335)
Precious Metals	(165,469)
Short Term Rates	142,494
Weather	(28,724)
$2,588,810

The Blended Strategies Portfolio recorded a net gain for the first half of 2021. The majority of gains came from equity index futures, particularly from positions in U.S. benchmark indices with smaller gains in Asia.  The portfolio also recorded profits in commodity futures from positions in energy, grains, and base metals.  In currencies, the portfolio experienced modest losses primarily from positions in the New Zealand dollar and British pound sterling versus the U.S. dollar. The portfolio also experienced losses in fixed income futures as losses in Canadian, Australian, Asian, and European bonds more than offset gains from positions across the curve in the U.S.

Advisory, Sponsor, and Administrator’s Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the six months ended June 30, 2021, Advisory Fees increased by $20,386 or 10.0%, Sponsor Fees increased by $9,927 or 9.2%, and Administrator’s Fees increased by $1,417 or 8.0 % in the Fund over the corresponding period of the preceding year. These increases are attributable to higher net assets of the portfolio resulting from net income partially offset by redemptions for the period.  During the same period, interest income decreased by $182,795 or -92.2%. Interest was earned on free cash at an average annualized yield of 0.12% for the six months ended June 30, 2021 compared to 1.56% for the same period in 2020.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the six months ended June 30, 2021 and 2020, the Incentive Allocation increased by $348,516 or 451.4%. This increase was the result of a larger net gain before incentive allocation for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.

The following table illustrates the sector distribution of the Fund’s investments in Master Funds as of June 30, 2021 based on the fair value of the underlying assets and liabilities in each Master Fund including both long and short positions. Positive percentages represent net assets whereas negative percentages represent a net liability.

Agriculture / Softs	8.7%
Base Metals	(1.6)%
Energy	12.3%
Equities	35.2%
Foreign Exchange	38.4%
Long Term / Intermediate Rates	(30.5)%
Precious Metals	0.9%
Short Term Rates	36.6%
100.0%

Index
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

Blended Strategies Portfolio
June 30, 2021	13.26%
December 31, 2020	10.72%
June 30, 2020	11.33%

Other than any potential market-imposed limitations on liquidity, the Fund’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Fund’s futures trading. Through June 30, 2021, the Fund experienced no meaningful periods of illiquidity in any of the markets traded by the Manager on behalf of the Fund.

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

Based on their evaluation as of June 30, 2021, the Manager, along with the Manager’s principal executive officer and principal financial officer, has concluded that the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

Changes in Internal Control Over Financial Reporting

There were no changes to the Fund’s internal control over financial reporting during the second quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Index
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in our 2020 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2021, the Fund issued no Units with respect to the Blended Strategies Portfolio.

Issuer Purchases of Units

Date	(a) Total Number of Units Purchased[1]	(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2021	1,169.401	$ 132.22	N/A	N/A
May 1 – May 31, 2021	922.883	$ 134.27	N/A	N/A
June 1 – June 30, 2021	1,434.372	$ 131.28	N/A	N/A
TOTAL	3,526.656	$ 132.37	N/A	N/A

1 Represents number of Units redeemed by Members of the Fund in accordance with the LLC Agreement.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Mine Safety Disclosures – None

Item 5.	Other Information – None

Index
Item 6.	Exhibits

* 3.1	Certificate of Formation of Graham Alternative Investment Fund II LLC
** 3.1(a)	Amendment to Certificate of Formation of Graham Alternative Investment Fund II LLC
** 3.2	Amended and Restated Limited Liability Company Agreement of Graham Alternative Investment Fund II LLC
*** 31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of Principal Executive Officer)
*** 31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Principal Financial Officer)
*** 32.1	Section 1350 Certification (Certification of Principal Executive Officer and Principal Financial Officer)
*** 101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
*** 101.SCH	Inline XBRL Taxonomy Extension Schema Document
*** 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*** 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
*** 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
*** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*** 104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Incorporated by reference to the Fund’s Form 10 previously filed on April 30, 2010

**	Incorporated by reference to the Fund’s Form 8-K previously filed on April 11, 2013

***	Filed herewith

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 16, 2021	GRAHAM ALTERNATIVE INVESTMENT FUND II LLC
BLENDED STRATEGIES PORTFOLIO

	By:	GRAHAM CAPITAL MANAGEMENT, L.P.
its Manager

By:	/s/ Brian Douglas
Brian Douglas, Principal Executive Officer

By:	/s/ George Schrade
George Schrade, Principal Financial Officer