Form 10-K
period 2021-12-31
GRAHAM ALTERNATIVE INVESTMENT FUND II LLC
filed 2022-03-30
CIK 1461237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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
Yes ☐       No ☑

Units of the Blended Strategies Portfolio with an aggregate value of $29,847,320 were outstanding and held by non-affiliates as of June 30, 2021.

As of March 1, 2022, 182,765.889 Units of the Blended Strategies Portfolio were outstanding.

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

GAIF II invests in Graham Alternative Investment Ltd., a British Virgin Islands business company (the “Offshore Feeder”). The Offshore Feeder is designed to prevent investors in the Fund that are not subject to U.S. federal income tax from realizing “unrelated debt-financed income” or “unrelated business taxable income,” as each term is defined in the Internal Revenue Code of 1986, as amended, with respect to the investor’s investment in the Fund.  Assets invested in the Blended Strategies Portfolio will be invested by the Offshore Feeder in Graham Alternative Investment Trading LLC (“GAIT”), which is a Delaware limited liability company (“the Feeder Fund”). Trading on behalf of the Fund (as defined below) will be conducted in separate master funds (in a “master-feeder” fund structure) managed by the Manager (as defined below). For the purposes of this report, the term “Fund” shall include GAIF II, the Feeder Fund and the master funds in which they invest, unless the context implies otherwise. Graham Capital Management, L.P. (the “Manager”) is the Fund’s manager and the investment advisor to the Fund. The Manager’s website is www.grahamcapital.com.

The investment objective of the portfolio of the Fund is to achieve long-term capital appreciation through professionally managed trading in both U.S. and foreign markets, primarily in futures contracts, forwards contracts, spot currency contracts and associated derivative instruments such as options and swaps.  The Fund may also trade futures on digital currencies.  The Fund seeks profit opportunities in the global financial markets, including interest rates, foreign exchange, global stock indices and energy, metals and agricultural futures, as a professionally managed multi-strategy investment vehicle.

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

As of February 28, 2021, the aggregate Net Asset Value (as defined below under “Allocation of Profit and Loss”) of the Units in GAIF II was $29,740,169. GAIF II operates on a calendar fiscal year.

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

Capital contributions by a single subscriber for any Class of Units, upon acceptance of the subscriber as a member, represent a single interest in GAIF II for that subscriber’s respective Class of Units. A Unit of each Class reflects a member’s interest in GAIF II’s member’s capital with respect to the Class of Units owned by the member. Although separate Classes of Units in a portfolio are offered, all capital contributions to a particular portfolio are pooled by GAIF II and invested in GAIT. Units may be purchased only by investors who qualify as accredited investors under Regulation D of the Securities Act of 1933 (“Securities Act”). The principal differences among the separate Classes of Units within the same portfolio are their fees. Holders of Units, regardless of which Class of a portfolio they hold, participate pro rata in the profits and losses of that portfolio in proportion to the Net Asset Value of the Class and have identical rights, as members, under the Company Agreement.

(ii)	The Manager

The Manager was organized in May 1994 as a Delaware limited partnership. The general partner of the Manager is KGT, Inc., a Delaware corporation of which Kenneth G. Tropin is the sole director and sole shareholder. KGT, Inc. became a listed Principal of the Manager effective July 27, 1994. The Manager has been registered as a CPO and CTA under the Commodity Exchange Act (“CEA”) and has been a member of the NFA since July 27, 1994 and has been registered as an investment adviser with the Securities and Exchange Commission since March 20, 2012. As of March 1, 2022, the Manager has approximately 177 personnel and manages assets of over $17.0 billion. The Manager’s principal office is located at 40 Highland Avenue, Rowayton, Connecticut 06853 and its telephone number is (203) 899-3400. The Manager’s advisory services may in part be performed out of its branch office in West Palm Beach, Florida and the office of the Manager’s London affiliate, Graham Capital LLP.

(iii)	The Trading Program

The Manager’s Investment Committee, which is comprised of Kenneth G. Tropin, Pablo Calderini, Brian Douglas, Barry S. Fox, Christopher McCann, Timothy Sperry, Ed Tricker, Kelly Tropin, George Schrade and Jennifer Ancker Whelen makes decisions with respect to the selection of strategies traded on behalf of the Fund.

Biographical information regarding the members of the Investment Committee as of December 31, 2021 is set forth below.

Kenneth G. Tropin, 68, is the Chairman and the founder of the Manager. In May 1994, he founded the Manager and became an Associated Person and Principal effective July 27, 1994. Mr. Tropin developed the firm’s original trading programs and is responsible for the overall management of the organization, including the investment of its proprietary trading capital.

Pablo Calderini, 57, is the President and Chief Investment Officer of the Manager and, among other things, is responsible for the management and oversight of the discretionary and systematic trading businesses at the Manager. He joined the Manager in August 2010 and became an Associated Person and Principal of the Manager effective August 13, 2010. Mr. Calderini received a B.A. in Economics from Universidad Nacional de Rosario in 1987 and a Masters in Economics from Universidad del Cema in 1988, each in Argentina.

Brian Douglas, 48, C.P.A., is the Chief Executive Officer of the Manager, assuming the role in October 2021 after serving as Chief Operating Officer, and oversees the operation of the trading services, legal, compliance, facilities and administration departments of the Manager. He became an Associated Person of the Manager effective February 1, 2013 and a Principal on April 1, 2013. In July 2004, he joined the Manager as Manager of Financial Reporting and became Chief Financial Officer in April 2013, Chief Operating Officer in March 2019 and Chief Executive Officer in October 2021. Mr. Douglas received a B.A. in accounting from Western Connecticut State University in May 1996.

George Schrade, 47, C.P.A., is the Chief Financial Officer of the Manager and is responsible for the finance department of the Manager. He joined the Manager in June 2007 and became an Associated Person of the Manager effective December 21, 2016 and a Principal on February 28, 2019.  Mr. Schrade received a B.S in Accounting from Quinnipiac University in May 1996.

Barry S. Fox, 58, is Managing Director of Quantitative Operations and Execution of the Manager. He became an Associated Person of the Manager effective November 10, 2000 and a Principal on November 15, 2007. Mr. Fox joined the Manager in August 2000. Mr. Fox received a B.S. in Business Administration from State University of New York at Buffalo in 1986.

Christopher McCann, 51, is the Chief Risk Officer of the Manager, responsible for identifying, monitoring and acting upon financial risks relative to financial returns in Manager’s diverse trading strategies. He became an Associated Person of the Manager effective May 29, 2009 and a Principal effective June 24, 2019. He was previously registered as a Principal of the Manager effective September 12, 2012 through February 22, 2016. Mr. McCann received an M.B.A. in Finance from New York University Stern School of Business in May 1998, a M.S. in Industrial Engineering from Rutgers University in May 1995, and a B.S. in Chemical Engineering from Washington University in May 1992.

Tim Sperry, 54, is Executive Director and Chief Compliance Officer of the Manager. He joined the Manager in June 2004. He became an Associated Person of the Manager effective October 9, 2012 and a Principal on October 10, 2012. As Chief Compliance Officer, he oversees compliance and regulatory matters related to the firm’s business. Mr. Sperry received a J.D. from New England School of Law in May 1998 and a B.A. in Political Science in 1989 from Boston University.

Edward Tricker, 38, is Chief Investment Officer of Quantitative Strategies of the Manager and is responsible for the management and oversight of the firm’s Quantitative Strategies team, including quantitative operations and execution, research, alpha technology, and data science. He became an Associated Person of the Manager effective February 4, 2013 and a Principal on April 30, 2014. Mr. Tricker received a Ph.D. in Statistics from Imperial College of Science and Technology in London in October 2009 and a B.S. in Mathematics and Statistics from the University of Oxford in June 2005.

Kelly Tropin, 31, is Chief Economist and Senior Managing Director of the Manager and is responsible for leading the firm’s economic research efforts in addition to playing a key role in the management of the firm’s discretionary trading team. She became an Associated Person and Principal of the Manager effective September 6, 2018. Ms. Tropin received a Bachelor of Arts in Government from Dartmouth College in June 2013.

Jennifer Ancker Whelen, 48, is Chief Client Officer, Co-Head of Institutional Relations, and Managing Director of GCM. She became an Associated Person of GCM effective June 6, 2007 and a Principal January 15, 2021. Mrs. Ancker Whelen is responsible for the development of strategic relationships with GCM’s global client base, including consultants and institutional investors. Prior to joining GCM in April 2007, Mrs. Ancker Whelen was Principal and Director of Marketing & Investor Relations at Stadia Capital, LLC, a long/short equity hedge fund. Mrs. Ancker Whelen graduated cum laude from Colby College in 1995 with a B.A. in Economics and a minor in Sociology.

On February 12, 2021, Robert Murray, Vice Chairman, resigned from the Manager in connection with his retirement. Jennifer Ancker Whelen became a member of the Investment Committee effective February 2021. Effective October 8, 2021, James Medeiros resigned from his position as Chief Executive Officer of the Manager and in connection with his resignation Brian Douglas, who previously served as Chief Operating Officer, assumed the position of Chief Executive Officer of the Manager.

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

The Fund will trade actively in both U.S. and foreign markets, primarily on major futures exchanges as well as the inter-bank cash currency and swaps markets. The Fund also engages in exchange for physical (EFP) transactions, which involve a privately negotiated and simultaneous exchange of a futures position for a corresponding position in the underlying physical commodity, and the Fund may use options and other derivatives in addition to swaps. The Manager may also trade other financial instruments, such as emerging market currencies, global stock index futures and futures on digital currencies, as it endeavors to achieve superior results for investors and enhanced portfolio diversification. The Manager may trade without geographic or market restriction, with new and existing discretionary and quantitative strategies routinely expanding or otherwise modifying the types of instruments traded for the Fund. The Manager reserves the right in extraordinary market conditions to reduce leverage and portfolio risk if it feels in its sole discretion that it is in the potential best interest of the Fund. While such actions are anticipated to occur very infrequently, no assurance can be given that the Manager’s actions will enhance performance or that any efforts by the Manager to achieve portfolio diversification will be successful.

The Manager expects to add additional trading strategies and programs to the portfolio and to modify or replace the strategies currently in use for the portfolio over time and may in the future offer other portfolios. There is no maximum number of strategies and programs that the Manager may see fit to include in the Fund or the portfolio, and the Manager may increase or decrease the number of strategies and programs included in the Fund or the portfolio over time or increase the number of markets or contracts that are traded on behalf of the Fund or the portfolio. The Manager may make such additions or deletions of trading programs to the Fund or the portfolio at any time and may make such additions, deletions or any other changes, such as changes in the leverage of, or in the asset allocations to, any of the Fund’s trading strategies and programs, in its sole discretion and without prior notice to members.

The Manager conducts risk analysis and employs risk management controls at various levels of the Fund, including portfolio risk, strategy risk, market risk and execution risk. The objectives of its risk management approach are to measure a Portfolio’s quantitative and qualitative exposures to the risks identified; formulate appropriate policies and procedures in an effort prudently to manage overall risk; monitor compliance with the Manager’s risk policies and procedures; and report identified and measured risks to the Manager’s Risk Committee and risk management team.

In constructing a Portfolio, the Manager employs various risk management protocols. Using a proprietary asset allocation model and its own qualitative assessments, the Manager’s Investment Committee determines the appropriate strategies for a Portfolio and the weighting of each in the Portfolio. The Manager has developed a trade execution and reporting infrastructure designed to minimize the risk of errors. For example, where appropriate, trades are manually checked for accuracy by the Manager’s middle office staff and are subject to additional cross checking using computerized means. Each discretionary trader’s positions must adhere to established risk management guidelines and position limits, which are regularly monitored by the Manager’s risk management team.

Effective testing, reporting and review are critical elements of the Manager’s risk management process.  Daily stress testing is performed to evaluate a strategy’s risk exposure. Daily reporting of Value-at-Risk (VaR), plus intraday reporting of net gains or losses for each strategy enables the Manager’s Risk Committee and the Investment Committee to observe each strategy’s adherence to its investment profile as well as market exposure. VaR is a probabilistic measure of the amount of loss, often referred to as the threshold, that a portfolio of investments may experience over a specified time period. Each strategy is formally reviewed by the Investment Committee on a monthly basis.

The Manager’s quantitative trading programs use proprietary portfolio construction and embedded risk management techniques within the programs themselves to manage exposure across individual markets and sectors.  The quantitative risk management process incorporates the outputs of the underlying trading models with a sophisticated risk management process in an effort to enhance returns and maintain diversification and portfolio volatility targets.

With respect to the discretionary traders who trade on behalf of the Fund, the Manager works closely with each discretionary trader to design an appropriate investment profile, including return objective and volatility level, for each individual trading strategy.  Through continuous monitoring and an active dialogue with every discretionary trader, the Manager seeks to identify and minimize any deviations from the investment profile.  In addition, the Manager has implemented a uniform set of risk guidelines for all discretionary traders designed to reduce a strategy’s downside risk.  Each discretionary trader’s positions must adhere to established risk management guidelines and position limits, which are regularly monitored by the Manager’s risk management team.

The Manager subjects the trading of all of its discretionary traders to a risk monitoring regime that includes a set of defined drawdown limits and a series of risk measurements. Drawdown limits are used as a risk management tool to enforce risk reduction on a discretionary strategy if the discretionary trader is experiencing losses and has not yet reduced overall risk levels. The Manager generally defines a drawdown as losses experienced over a specified period of time, expressed as a percentage of net assets at the beginning of the period. The Manager imposes daily, monthly, and overall drawdown limits for all discretionary traders. There is a daily move that requires a prompt report to the risk manager, a monthly peak to trough drawdown that likely leads to risk reduction, and a total peak to trough drawdown that likely leads to risk reduction. There is also a drawdown limit where the Manager’s Investment Committee would meet to consider closing a given program. Further, the Manager conducts a daily risk process measuring VaR and reviewing stress tests for the portfolio. The Manager evaluates the validity of VaR as a risk management tool by comparing the number of instances that profit and loss exceeded expected parameters over various time frames. For example, the Manager utilizes a one day 97.5% VaR, which means that in respect of the Portfolio that it is analyzing it expects the Portfolio to experience a loss in excess of VaR on approximately 1 out of every 40 days. In addition, the Manager runs an extensive series of stress tests, including historical scenarios as well as specific foreign exchange, equity and interest rate shocks. In managing strategy risk, the Manager limits the size and structure of positions taken on behalf of the Portfolio to ensure that they comply with various risk parameters, both those defined by the Manager for the underlying trading strategies and those defined by each of the discretionary traders that trade on behalf of the Portfolio.

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

Discretionary Trading Program

The Manager has been trading discretionary programs since February 1998. Discretionary programs, unlike systematic programs which are based almost entirely on computerized mathematical models, determine trades subjectively on the basis of a trader’s personal assessment of trading data and trading experience. Although the Manager has had over a decade of experience trading various discretionary programs, Discretionary Trading Program (“DTP”) itself commenced trading as of August 2008. DTP seeks to invest in various global macro markets that are highly liquid. DTP consists of several of the Manager’s leading discretionary strategies traded by employees of the Manager that focus on the global fixed income, stock index, currency, energy, commodity and metals markets, but over time it may participate in any other liquid market that is available as the Manager deems appropriate. The Fund may also trade futures on digital currencies.

The Manager’s discretionary programs have generally displayed a significant degree of non-correlation with traditional and other alternative investments, including with the Manager’s own quantitative investment programs. In its composition of DTP, the Manager will seek an investment portfolio that continues to offer such non-correlation and that provides diversification to other investments.  DTP may take both long and short positions and thus may generate successful performance results in both rising and declining markets. The holding periods of its positions may range, depending on the individual trading strategies, from just a few hours to months, such that DTP may potentially profit in markets that exhibit either short-term moves or long-term trends. As with its systematic investment programs, the Manager may add or delete trading strategies or trading markets in DTP or alter their individual weightings or leverage as it deems appropriate, and no notice will be given to investors of such allocation changes. The Manager may make such allocation changes based on a proprietary allocation model, its assessment of market conditions or the availability of additional discretionary trading strategies, in its discretion.

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

The Manager believes strongly in the importance of research and development of new trading strategies and expects to develop additional trading systems and strategies and to modify or replace the systems currently in use in its systematic programs over time in its ongoing efforts to keep pace with changing market conditions. The decision to add or subtract systems or strategies from any investment program or to change the leverage of, or the asset allocations to, any of the trading strategies of such investment program shall be at the Manager’s sole discretion. The Manager anticipates that the constellation of trading strategies comprising the K4D-15V program will continue to grow and evolve over time. There is no maximum number of strategies that the Manager may include in the K4D-15V investment program.

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

The K4D-15V Program features the first system that the Manager developed, which began trading client accounts in 1995. It utilizes multiple computerized trading models and offers broad diversification in both financial and non-financial markets, currently trading in approximately 90-100 global markets. The K4D-15V Program includes trend-following systems as well as carry, fundamental value/reversion strategies as well as strategies that in the aggregate are intended to be diversifying from trend-following, and is intended to generate significant returns over time with an acceptable degree of risk and volatility. The computer models are currently based on price-based data and non-priced based macroeconomic and fundamental information.

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

GAIF II currently has no direct arrangement with any futures commission broker; rather each master fund that trades on behalf of the Fund may have its separate clearing arrangements with one or more futures broker. At present, Citibank, N.A., BofA Securities Inc., Citigroup Global Markets Inc.,  and Barclays Capital Inc. are the primary futures clearing brokers for the master funds, but neither the Fund nor the master funds are required or under any contractual obligation to continue to employ them as futures clearing brokers (together with additional or replacement clearing brokers the Manager may select from time to time without notice to investors, the “Futures Brokers”). The Manager is authorized to determine the Futures Brokers (or the counterparty, if concerning a foreign currency or swap transaction) to be used for the portfolio transactions for the Fund. The Manager is not affiliated with any futures commission merchant or broker-dealer.

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

ASX Trade24
Bolsa de Mercadorias and Futuros
Borsa Italiana (IDEM)
EUREX
EURONEXT/London International Financial Futures and Options Exchange
EURONEXT/Derivatives Paris
EURONEXT/Derivatives Amsterdam
European Options Exchange
Hong Kong Exchanges and Clearing Ltd.
ICE Index
ICE Futures Canada
ICE Futures Europe
Intercontinental Exchange
JSE Equity Derivatives Market
Korea Futures Exchange
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

The Fund earns interest on cash not required to be posted as margin for its trading. Cash not required by the Fund’s investment programs for trading is currently invested by the Manager in a separate cash management master fund, Graham Cash Assets LLC (“Cash Assets”), managed by the Manager.  The Fund pays the Manager no additional fees for managing the Fund’s assets invested in Cash Assets. It is currently anticipated that on average between 70% and 90% of the assets of the portfolio will be invested in Cash Assets. Other affiliates of the Manager and investment funds and accounts managed by the Manager may invest in Cash Assets and each such entity bears its proportional share of the operating expenses of Cash Assets. Cash Assets may pay some third-party fees to unaffiliated custodians or managers in connection with the management of its portfolio, which fees will effectively be borne pro rata by all investment vehicles that invest in Cash Assets. Cash Assets may deposit a portion of its assets in an interest bearing bank account with Bank of America N.A. and/or other banks or in brokerage accounts, or it may purchase securities which are direct obligations of or obligations guaranteed as to principal or interest by the United States (e.g. U. S. Treasury Bills or Bonds), or other securities issued or guaranteed by corporations in which the United States has a direct or indirect interest (e.g., U.S. government agency securities) which have been designated pursuant to section 3(a)(12) of the Securities Exchange Act of 1934 as exempted securities.

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

Pursuant to the Company Agreement, each Class of the Blended Strategies Portfolio of the Fund paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate equal to 1.50% of the Net Asset Value of such Class. For purposes of calculating the Advisory Fee, the Net Asset Value of each Class equals the total fair market value of the assets of the Fund attributable to that Class less the liabilities of the Fund attributable to that Class.  Profits and losses are allocated among the Classes in proportion to their respective Net Asset Values (before accrual of the Sponsor Fee and the Incentive Allocation set forth below). The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month (before giving effect to any redemptions as of the last business day of the month and subscriptions as of the beginning of the next business day, and before deduction or accrual of fees payable to the Manager and the Incentive Allocation). A portion of the Advisory Fee may be paid to third parties as compensation for offering or selling activities in connection with the Fund. If the Manager is terminated as of a date other than the last business day of a month, the Advisory Fee will be prorated through the termination date.

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

Each Class of the Blended Strategies Portfolio bears a quarterly Incentive Allocation, payable to Graham Capital LLC, an affiliate of the Manager (“Graham LLC”), as of the end of each calendar quarter, equal to 20% of the net profits of the Class for the quarter, subject to a “loss carryforward” provision. The loss carryforward provision generally provides that Graham LLC will not receive an Incentive Allocation in respect of the Class for a calendar quarter to the extent that the Class experiences net loss since the last calendar quarter for which an Incentive Allocation was earned, and such loss has not been recouped through subsequent net profits. The Incentive Allocation is calculated and paid as follows:  At the end of each calendar quarter, the Incentive Allocation is deducted from the Net Asset Value of each Class and credited to the Capital Account of Graham LLC in the Feeder Funds, in an amount equal to 20% of New High Net Trading Profits (as defined below) with respect to each class of the Blended Strategies Portfolio for such period. “New High Net Trading Profits” for any Class for any quarter shall mean the Net Capital Appreciation (which includes unrealized gains and losses and interest income and expense, less all accrued debts, liabilities and obligations of the Class (but before any accrual for the Incentive Allocation) for such period) for the quarter minus the Carryforward Loss (as defined below), if any, as of the beginning of the quarter, for such Class. The “Carryforward Loss” shall be increased as of the end of each calendar quarter by the amount of any Net Capital Depreciation with respect to such Class during the quarter then ended and shall be decreased (but not below zero) as of the end of each calendar quarter by the amount of any Net Capital Appreciation with respect to such Class during the quarter then ended. In addition, the Carryforward Loss for a Class for any calendar quarter shall be proportionately reduced effective as of the date of redemption of any Units of such Class by multiplying (i) the Carryforward Loss for such Class immediately prior to such redemption by (ii) the ratio that the amount of assets redeemed from such Class bears to the Net Assets of such Class immediately prior to such redemption. The Carryforward Loss of a Class must be recouped before any subsequent Incentive Allocation can be made to Graham LLC. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed on any date not the end of a calendar quarter, as if the date of redemption were the end of a calendar quarter and the Incentive Allocation shall only be deducted with respect to such redeemed Units.

A portion of any of the above fees (including the Incentive Allocation) may be paid by the Manager or its affiliates to third parties as compensation for offering or selling activities in connection with the Fund.

Expenses

For 2021, each Class of the Fund was responsible for its proportionate share of the Fund’s operating, administrative, trading and other direct expenses of the relevant Portfolio, including all trading commissions (including exchange and clearing and regulatory fees relating to its trades), legal expenses, internal and external accounting, audit and tax preparation expenses, fees and expenses of an Administrator, costs of preparing any required regulatory filings, and printing and mailing costs, together with a proportionate share of the costs incurred in connection with the organization of the Fund (including government incorporation charges and professional fees and expenses in connection with the preparation of the Fund’s offering documents and the preparation of the basic corporate and contract documents of the Fund) and the Fund’s continuing offering of Units. The Fund’s operating, administrative and trading expenses are estimated, based on recent experience, to amount to approximately 1.00% of net assets annually for the Blended Strategies Portfolio. These expenses are recorded on an accrual basis as incurred and are payable monthly in arrears in the same manner as the Advisory Fee.

It is expected that beginning May 2022, each Class of the Fund will pay or reimburse the Manager for all direct costs associated with its assets allocated to the various trading strategies, whether discretionary or  quantitative, as the case may be, utilized on the Fund’s behalf and all other expenses related to the operations and business of the Fund including, but not limited to, all expenses of investment transactions such as brokerage commissions and exchange, clearing or regulatory fees and expenses; interest, commitment fees and other costs related to borrowing; transaction fees, finder’s fees, sourcing fees, investment banking fees, origination fees and other similar fees and expenses; fees and expenses of the Administrator; custodial fees; bank service fees; costs of news, research, data and quotation services, software and equipment, including Bloomberg terminals; third-party investment and trading, risk-management and portfolio management related services, licensing, systems, hardware and software (including the third-party installation, programming or servicing related thereto), including trade order management, collateral and margin management and accounting services, licensing, systems, hardware and software; costs of connectivity services; data storage costs; fees and expenses related to the Fund’s currency conversion and hedging activities; other hedging costs; membership, license and similar charges in connection with exchange memberships; income taxes, withholding taxes, transfer taxes and other governmental charges and duties; governmental, registration, license, membership or related fees or expenses payable to any regulatory or self-regulatory organization (including costs associated with preparing and filing regulatory reports such as Form 10-K, Form 10-Q, NFA Form PQR and MiFID trade and transaction reports) or in connection with the distribution of the Units in any jurisdiction; costs of compliance with FATCA, CRS or other similar rules; professional fees of tax advisors, accountants and attorneys; costs for D&O, E&O, cybersecurity and other insurance for the Fund and the Manager; the costs of maintaining the Fund’s registered office; the costs of printing and distributing offering materials and Net Asset Value reports and notices to Members or holding meetings of Members; fees and expenses paid to outside counsel, accountants, experts and other third parties in connection with sourcing, investigating, analyzing, evaluating and conducting due diligence and surveillance on, monitoring and conducting background checks in connection with, existing and potential investments (whether or not consummated); costs of negotiating trading counterparty and service provider agreements; legal and third party costs incurred in connection with settling trades; legal fees and costs (including settlement costs) arising in connection with any litigation, arbitration, investigation or other proceeding related to any portfolio investment; legal and compliance expenses (including responding to formal and informal inquiries, indemnification expenses and expenses associated with regulatory filings relating to the Fund and its portfolio investments); legal and tax structuring expenses; costs of any external appraisers; direct expenses or fees for third parties related to monitoring and responding to class action and other claims (including contingency fees); and all other expenses incurred in connection with locating, evaluating, purchasing, selling or holding investments.  The Fund’s operating, administrative and trading expenses are estimated, based on recent experience of the Fund and recent experience with respect to the types of costs and expenses that are expected to be borne by the Fund in the future, to amount to approximately 1.10% of net assets annually for the Blended Strategies Portfolio, but actual expenses may exceed the estimated amount. These expenses will be calculated and payable monthly in arrears in the same manner as the Advisory Fee.

The Manager provides and pays for its own professional and administrative staff, office space, and other general overhead expenses incidental to its advisory services.  For 2021, the Manager also provided and paid for its expenses related to business equipment and facilities.

Extraordinary expenses of the Fund or any other fees or expenses not described above in the section “Fees,” will also be separately borne by the Fund.  All fees and expenses of the Fund (including the Incentive Allocation) will be assessed at the Feeder Fund level.

Each investor should understand that the costs of the Fund’s operating, administrative and trading expenses may vary, and that these costs (including the costs described above) are not limited and may be higher than the above estimated amounts.  The Fund makes no representation that in the future these expenses may not increase and may not exceed these estimates.

The Manager determines how certain expenses are allocated among the Fund and other funds and accounts managed by the Manager.  The Manager will allocate the above expenses (including the investment and operating expenses of the Master Funds) among the funds and accounts the Manager manages in proportion to their respective net asset values, in proportion to their respective participation in a particular investment, strategy or program, or in any other manner that the Manager determines to be equitable (which may be based on the Manager’s assumptions as to relative usage or resources allocated among the funds and accounts).  The Manager has established expense allocation policies in an effort to address such matters and may amend such policies or establish additional expense allocation policies in an effort to address potential conflicts of interest that may arise in the future.

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

c.	The value of any U.S. government security shall be the cost of such security plus accrued interest, accretion of discount or amortization of premium.

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

Risks Related to Trading and Market Conditions

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

The Fund’s Trading Is Highly Leveraged, Which May Result in Substantial Losses for the Fund.  The Fund trades futures, currencies, options, and other instruments on a leveraged basis due to the low margin deposits normally required for trading.  As a result, a relatively small price movement in a contract may result in immediate and substantial gains or losses for the Fund.  For example, $3,000 in margin may be required to hold a U.S. Treasury futures contract with a face value of $100,000.  If the value of the contract were to decline by 3%, the entire margin deposit would be lost.

Market Illiquidity May Cause Less Favorable Trade Prices.  Futures trading at times may be illiquid. Most United States commodity exchanges limit price fluctuations in certain commodity interest prices during a single day by means of “daily price fluctuation limits” or “daily limits.” The daily limit, which is set by most exchanges for all but a portion of the expiration month, imposes a floor and a ceiling on the prices at which a trade may be executed, as measured from the last trading day’s close. While these limits were put in place to lessen margin exposure, they may have certain negative consequences for the Fund’s trading. For example, once the price of a particular contract has increased or decreased by an amount equal to the daily limit, thereby producing a “limit-up” or “limit-down” market, positions in the contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Contract prices in various commodities have occasionally moved the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Fund from promptly liquidating unfavorable positions, subjecting the Fund to substantial losses, or prevent it from entering into desired trades. Other investment positions held by the Fund may be or become illiquid. The Fund may invest in instruments traded on non-U.S. exchanges. The Fund may not be readily able to dispose of illiquid investments, and in some cases may be contractually prohibited from disposing of an investment for a specified period of time.  An exchange or regulatory authority may suspend trading in a particular instrument, order immediate liquidation and settlement of a particular contract, or order that trading in a particular contract be conducted for liquidation only.

The Fund May Invest in Swaps and Swaptions.  Whether the Fund’s use of swap agreements or swaptions will be successful will depend on the Manager’s ability to select appropriate transactions for the Fund. Swap agreements and options on swap agreements (“swaptions”) can be individually negotiated and structured to include exposure to a variety of different types of investments, asset classes or market factors.  Depending on their structure, swap agreements may increase or decrease the holder’s exposure to, for example, long-term or short-term interest rates, foreign currency values, credit spreads or other factors. Swap agreements can take many different forms and are known by a variety of names.  Though the Fund’s investment portfolio is generally expected to be liquid, certain swap transactions may be highly illiquid and may increase or decrease the volatility of the Fund’s investment portfolio. Moreover, the Fund bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or insolvency of its counterparty.  The Fund will also bear the risk of loss related to swap agreements, for example, for breaches of such agreements or the failure of the Fund to post or maintain required collateral. It is possible that developments in the swap markets, including potential government regulation, could adversely affect the Fund’s ability to terminate swap transactions or to realize amounts to be received under such transactions.

Digital Currency Futures.  The Fund may trade futures on digital currencies.  There are relatively few futures currently available with respect to digital currencies.  Futures with respect to digital currencies typically have higher collateral and margin deposit requirements than apply to futures with respect to other asset classes, thereby limiting the ability of the Fund to leverage such investments.  As margin deposit requirements are set as a percentage of the value of a particular contract, the inherent price volatility of the underlying digital currency may result in substantial increases in margin requirements for long or short positions of related futures if the price of the underlying digital currency rises or falls.  If FCMs and exchanges lower such margin or collateral requirements in the future, this would increase the inherent leverage of such products, thus increasing the risk of such positions.

In light of the comparatively small number of market participants and trading volume compared to traditional markets and the volatile demand for the underlying digital currencies, it may be more difficult to liquidate digital currency futures at desired prices.  In addition, FCMs and digital currency exchanges may, in the future, impose position limits, prohibit naked shorting, or prohibit give-in transactions, among other restrictions on customer activity.  Such restrictions may restrict the Fund ‘s ability to exit a position during a period of high volatility.  Whether due to government action, digital currency network failure or compromise, market disruptions or exchange or FCM imposed limits, the Fund’s inability to liquidate a position at the desired price or in general may result in substantial losses for the Fund.

Digital currencies are not issued or controlled by any central governmental or non-governmental authority.  The value of digital currencies will depend on market demand by investors and market participants.  As a result, the market prices for digital currencies can be very volatile.  In addition, tax, commodity and securities laws and regulations applicable to digital currencies are still developing.  In the future, CFTC and SEC rulemaking and other regulatory developments may impact the manner in which digital currencies and related derivatives may be held or traded.  One or more countries, including the United States, may take regulatory actions in the future that could severely restrict the right to acquire, own, hold, sell or use digital currencies or to exchange digital currencies for other currencies.  Any such regulation could have a significant impact on the value of digital currencies.

In Times of Market Stress, the Fund May Not Be Able to Diversify Its Portfolio and Risk Management Systems May Not be Effective.  Where the markets are subject to exceptional stress, trading strategies and programs may become less diversified and more highly correlated as the stress may cause diverse and otherwise unrelated markets all to act in a similar manner. Efforts by the Manager to diversify the Fund’s trading strategies and investment exposure may not succeed in protecting the Fund from significant losses in the event of severe market disruptions. Furthermore, certain risk measures used by the Advisor as part of its risk management systems and procedures, including VaR, are dependent on inputs derived from historical scenarios and data.  Such inputs based on historical scenarios and data may not be reliable during periods of unusual or distressed market conditions where the market ceases to function in a typical manner.  As a result, the Advisor’s risk management systems and procedures may not operate as anticipated or be effective to prevent losses, in unusual or distressed market conditions. A significant risk of any risk management system using stop loss limits is “gap risk,” which is the risk that liquidity suddenly becomes unavailable and/or markets simply move too quickly through the desired stop level, resulting in greater than expected losses. The inability of a Portfolio or other investors to sell certain types of investments could also lead to a potential inability of the Portfolio and other investors to meet margin calls or fund withdrawals, the impact of which can be further aggravated as dealers and counterparties reduce available credit lines and investors withdraw additional capital. The COVID-19 outbreak initially placed tremendous stress on global markets, leading to a breakdown in typical asset class correlations,  decreasing liquidity in the cash markets, and increasing volatility across all markets, although those effects have become muted in response to global vaccination measures to combat the outbreak and fiscal relief measures to support businesses and households.

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

Regulatory and Related Risks

The Fund Is Subject to Speculative Position Limits, Which May Limit the Fund’s Ability to Generate Profits or Result in Losses. The CFTC and various exchanges impose speculative position limits on the number of futures positions a person or group may hold or control in particular futures. Most physical delivery and many financial futures and option contracts are subject to speculative position limits. The CFTC has established position limits with respect to contracts for corn, oats, wheat, soybeans, soybean oil, soybean meal, and cotton and may in the future impose limits on additional contracts and economically equivalent swaps. In other markets, the relevant exchanges are required to determine whether and to what extent limits should apply. For purposes of complying with speculative position limits, the Fund’s outright futures positions will be required to be aggregated with any futures positions owned or controlled by the Manager or any principal of the Manager, including all of the other client accounts managed by the Manager. Similar types of limits apply to trading on EU commodity exchanges as a result of EU regulations that came into effect in 2018, albeit in a manner somewhat different to the manner in which limits apply on US commodity exchanges. As a result, the Fund may be unable to take positions in particular futures or may be forced to liquidate positions in particular futures, which could limit the ability of the Fund to earn profits or cause it to experience losses.

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

Central Clearing.  In order to mitigate counterparty risk and systemic risk in general, various U.S. and international regulatory initiatives are underway to require certain derivatives to be cleared through a clearinghouse.  In the United States, clearing requirements were part of the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The CFTC imposed its first clearing mandate on December 13, 2012, affecting certain interest rate and credit default swaps.  It is expected that the CFTC, the SEC and other international regulators will continue to implement clearing requirements for other derivatives in the future. Trades submitted for clearing are subject to minimum initial and variation margin requirements set by the relevant clearinghouse, the futures commission merchant (“FCM”), as well as possible SEC or CFTC mandated margin requirements.  Clearing through FCMs has in certain cases led to losses caused by operational failure or fraud. As products become more standardized in order to be cleared, standardized derivatives may mean that the Fund may not be able to hedge its risks or express an investment view as well as it would using customizable derivatives available in the OTC markets.  Compared to the OTC derivatives market, the Fund may be subject to more onerous and more frequent (daily or even intraday) margin calls from both the clearinghouse and the FCM.  In addition, clearinghouse margin is dynamic and may be increased in times of market stress.  Although standardized clearing for derivatives is intended to reduce risk (for instance, it may reduce the counterparty risk to the dealers to which the Fund would be exposed under OTC derivatives), it does not eliminate risk. Rather, standardized clearing transfers risk of default from the OTC derivatives dealer to the central clearinghouse, which may increase systemic risk, potentially more so than a failure by an OTC derivatives counterparty.  The failure of a clearinghouse, although less likely than the failure of a counterparty, could have a much more significant impact on the financial system. Because these clearinghouses are still developing and the related bankruptcy process is untested, it is difficult to speculate what the actual risks would be to the Fund related to the default of a clearinghouse. Also, a clearinghouse will likely require that the Fund relinquish control of its transactions if the clearinghouse were to become insolvent, and, therefore, the Fund would not be able to terminate and close out of a defaulting clearinghouse’s positions but would become subject to regulators’ control over those positions. In such a circumstance, the Fund may not be able to take actions that it deems appropriate to lessen the impact of such clearinghouse’s default. Applicable regulations may also require the Fund to make public information regarding its swaps volume, position size and/or trades, which could detrimentally impact the Fund’s ability to achieve its investment objectives.

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

Changes in Tax Laws Governing Individual Retirement Accounts (“IRAs”) Could Result in Adverse Tax Consequences to IRA Owners and Beneficiaries.  A change in the current tax laws under the Internal Revenue Code of 1986, as amended (the “Code”) or other applicable tax rules governing IRAs and their investments (including, without limitation, the Code provisions governing the maximum contributions that may be made to IRAs, the types of investments that IRAs may hold, the maximum amount that may be invested in IRAs, and/or the annual minimum required distributions that IRAs must make) could result in adverse tax consequences to IRAs (and their owners and beneficiaries) that invest in the Fund.  Such changes could include, for example, a prohibition on IRAs holding investments such as an interest in the Fund and/or a limitation on the aggregate investments that an IRA may hold, which may cause an IRA to lose its tax-exempt status if it is unable to divest from the necessary investments to satisfy any such rules (and/or be exposed to penalty taxes for failure to comply with such rules).  By investing in the Fund, an IRA will be deemed to represent and warrant that it expressly understands that its interest in the Fund is generally non-transferable and may not be transferred, exchanged, or otherwise disposed of except as permitted under and in accordance with the applicable LLC Agreement and Private Offering Memorandum, and that there can be no assurance that the IRA will be able to timely liquidate or dispose of its interest in the Fund in the event of any such change in law in order to avoid any such adverse tax consequences (and that none of the Fund, the Manager or any of their affiliates is under any obligation, whether express or implied, to assist or otherwise accommodate such liquidation or transfer or mitigate such adverse tax consequences to such IRA or its owners or beneficiaries).

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

Dodd-Frank Act Continues to Impact the Fund.  The Dodd-Frank Act was enacted in July 2010.  The Dodd-Frank Act has resulted in extensive rulemaking and regulatory changes that affect private fund managers, the funds that they manage and the financial industry as a whole. Additionally, under the Dodd-Frank Act, the SEC and the CFTC have mandated new recordkeeping, reporting, central clearing, and mandatory trading on electronic facilities requirements for investment advisers, which add costs to the legal, operational and compliance obligations of the Advisor and the Fund and increase the amount of time that the Manager spends on non-investment-related activities. The Dodd-Frank Act affects a broad range of market participants with whom the Fund may interact, including banks, non-bank financial institutions, rating agencies, mortgage brokers, credit unions, insurance companies, payday lenders and broker-dealers and may change the way in which the Manager conducts business with its brokers and other counterparties.

Regulation in the Derivatives Industry.  The Dodd-Frank Act has had a significant impact on the derivatives industry.  The Dodd-Frank Act divides the regulatory responsibility for derivatives in the United States between the SEC and the CFTC, a distinction that does not exist in any other jurisdiction. The CFTC has regulatory authority over “swaps” and the SEC has regulatory authority over “security-based swaps”. As a result of this bifurcation and the different pace at which the agencies have promulgated necessary regulations, different transactions are subject to different levels of regulation in the United States.  In addition, there has been and will be extensive rulemaking related to derivative products by non-U.S. regulatory authorities. Differences between regulatory regimes may make it more difficult or costly for dealers, prime brokers, FCMs, custodians, exchanges, clearinghouses, and other entities, such as the Fund, to comply with and follow various regulatory regimes. There are significant legal, operational, technological, and trading implications that result from the Dodd-Frank Act and related rules and regulations that may make it difficult or impossible for the Fund to enter into otherwise beneficial transactions. As an example, both U.S. and non-U.S. regulators have mandated margin requirements with respect to uncleared derivatives under certain circumstances (such requirements together, the “Uncleared Margin Rules” or “UMR”). The Manager currently expects that at least a portion of the Fund’s trading will be subject to UMR, which may have negative trading implications for the Fund, including without limitation, increased trading costs and expenses and margin requirements.

Impact of Future Financial Industry Regulation is Uncertain and May Impact the Operation of the Portfolios.  Legal, tax and regulatory developments could occur.  Securities, futures and other financial markets are subject to comprehensive statutes, regulations and margin requirements enforced by the SEC, the CFTC and other U.S. and non-U.S. regulators and self-regulatory organizations and exchanges authorized to take extraordinary actions in the event of market emergencies.  The regulation of derivatives transactions and funds that engage in such transactions is an evolving area of law and is subject to modification by government and judicial actions.  The regulatory environment for private funds is evolving, and changes in the regulation of hedge funds and their trading activities may adversely affect the ability of investors (such as the Fund) to pursue certain investment strategies, the ability to obtain leverage and financing, and the value of certain investments.  U.S. and non-U.S. regulators may take additional actions in light of other developments in global financial markets, such as the European debt crisis.  In September 2008, for example, the SEC and various non-U.S. regulatory bodies imposed temporary bans on short-selling of a variety of stocks, and adopted other regulations that may have the effect of making short-selling more difficult or costly.  Additional legislation and regulations in global markets may further regulate or limit short-selling activities.  These changes may adversely affect the markets in which the Fund invests and may limit or adversely affect the ability of the Manager to use short sales, swaps and other derivatives as part of the investment and hedging strategies used by the Manager.

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

Risks Related to Conflicts of Interest

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

The Manager Manages and May Invest in Other Accounts.
The Manager acts as general partner or trading advisor to other investment funds and accounts, including those referenced herein, that have investment objectives and methodologies that in some cases are similar to, and in other cases different from, those of the Fund.  The majority of these investment funds and accounts employ many of the same discretionary or systematic trading strategies that are traded for the Fund.

The Manager is not required to trade all of the accounts that it manages on a parallel basis, and other accounts may take positions that are opposite, or ahead of, positions taken for the Fund.  Even accounts that are ordinarily traded on a parallel or substantially similar basis may not participate on such a basis in all portfolio investments for a variety of reasons as determined in the discretion of the Manager, including, without limitation, specific account restrictions, rebalancing of accounts due to capital inflows and outflows, different sizes, funding levels and cash requirements of accounts which can influence position size and market access, and prior differences in portfolio investments.  To the extent other investment funds and managed accounts grow in size, they may have an impact on the Fund’s trading and may adversely affect the Fund’s performance.  The Manager receives higher management fees, higher incentive-based compensation and/or larger expense reimbursements for managing certain of these funds and accounts, which may create an incentive for the Manager and the Manager’s employees (including the Manager’s investment management and other trading personnel) to allocate riskier, more highly leveraged or more highly compensated trading strategies, or a greater proportion of such trading strategies, to such funds and accounts.  The Manager and its principals and their related parties also trade for their own accounts in some of the same markets in which the Fund trades, and also own significant positions in the Fund and other funds managed by the Manager.

The Manager and its principals and their related parties invest proprietary capital in different investment programs offered to clients from those offered by the Fund and may in addition invest proprietary capital to start new untested research strategies of the Manager. Fund investors will not be permitted to inspect the records of such proprietary accounts or the written policies related to such trading.  The Manager and its principals may manage other accounts in the future.  All of the above accounts will compete with the Fund for the same positions.  All of the foregoing accounts will be aggregated for purposes of determining applicable position limits and may take the same or different positions as the Fund.

With respect to the discretionary strategies traded for the Portfolio, all of the Manager’s trading is currently conducted through one or more Master Funds.  Except with respect to portfolio managers trading on behalf of more than one account (as discussed further below), this structure generally eliminates the need for trade allocation procedures for the discretionary strategies that would otherwise be necessary if trading for each strategy was conducted for multiple accounts.  The Manager closely reviews the capacity levels of each Master Fund traded for the Fund to ensure that all funds that utilize the discretionary strategies can invest in the Master Funds at the levels designated by the Manager’s Investment Committee.  To date, the Master Funds have not experienced capacity limits that would impact the operation of the funds that invest in them; however, no assurance can be given that in the future one or more Master Funds, trading strategies or portfolio managers will not be subject to capacity limits, which would require the Manager to limit the allocation of assets of one or more funds in the affected Master Funds, trading strategies or portfolio managers.

In general, each portfolio manager makes all decisions about what to buy and sell independently from all other portfolio managers.  Accordingly, portfolio managers may be buying or selling the same instruments at the same or different times, and at times may be competing with each other to identify, purchase or sell specific instruments.  Additionally, portfolio managers may pursue the same or similar strategies and invest in some of the same instruments on behalf of multiple accounts, including certain accounts in which the Fund is not invested. The Manager has established a trade allocation policy that seeks to allocate investment opportunities among client accounts, including the Fund, in a manner that is fair and equitable.  The policy identifies appropriate criteria by which the Manager may choose to allocate investments among client accounts, including considerations related to client account investment policies, guidelines or restrictions, tax considerations, cash availability and liquidity constraints.  The policy also identifies inappropriate criteria for use in allocating investments among client accounts which relate to situations that would benefit the Manager at the expense of or through the use of client funds.  The Manager may amend its existing trade allocation policies or establish additional trade allocation policies in an effort to address potential conflicts of interest that may arise in the future, including as the result of additional portfolio managers trading on behalf of more than one account.

The Manager and its officers and employees devote to the Fund as much time as the Manager deems necessary and appropriate to manage the Fund’s business.  The Manager and its affiliates may form additional investment funds, enter into other investment advisory relationships, or engage in other business activities, even though such activities may be in competition with the Fund and may involve substantial time and resources of the Manager and its affiliates.  These activities could be viewed as creating a conflict of interest in that the time and effort of the Manager’s officers and employees will not be devoted exclusively to the business of the Fund but will be allocated between the business of the Fund and the other business activities of the Manager and its affiliates.  During turbulent conditions or distress in the financial markets or other times when the Fund will need focused support and assistance from the Manager and its officers and employees, other accounts for which the Manager serves as an investment manager may likewise require greater focus and attention, potentially placing the Manager’s resources in high demand.  In such situations, the Fund may not receive the necessary support and assistance it would require or would otherwise receive if the Manager did not act as an investment manager for other accounts.

The Manager or its affiliates may manage separate managed accounts or dedicated investment vehicles for institutional investors that pursue strategies similar to, or that overlap with, those of the Fund.  These clients may have access to detailed information about their accounts, including current portfolio holdings, which the Manager does not customarily make available to investors in the Fund or other pooled investment vehicles.  Such clients may be able to take action, including more timely action, with respect to their accounts that investors in pooled vehicles with similar or parallel strategies cannot take.

The Manager continuously updates and changes its trading programs as a result of its ongoing research efforts and in response to changing market conditions.  The Manager also expects to develop and implement new trading programs from time to time.   In connection with these development efforts or as discussed further herein, the Manager may, in its sole discretion, determine not to include certain trading programs in client funds and accounts, including the Fund.

The Manager determines which accounts that it manages use which trading strategies and programs.  The Manager may determine that certain accounts will not participate in certain trading strategies and programs, or allocate assets to particular portfolio managers, that are considered riskier, that are expected to be more volatile, that use greater leverage, that are newer and do not have an established track record, that do not have a track record or other performance metrics that are appropriate for the strategy or characteristics of a particular account, or that are experimental and still being developed or tested. The Manager may also determine that certain investors or prospective investors have an interest in investing in a different trading program which may allocate assets to particular trading programs or portfolio managers only, or to allocate assets to such trading programs and portfolio managers to a greater extent or lesser extent compared to other funds and accounts, including the Fund.  The Manager has agreed, and may in the future agree, in its sole discretion, to manage funds or accounts investing pursuant to different trading programs, and such funds or accounts may be restricted to certain investors only, including, without limitation, investors who pay higher fees or expenses, large or strategic investors who satisfy significant minimum investment or other requirements, or investors with specific regulatory or investment policy requirements. The Manager and its principals and their related parties may elect to invest proprietary capital in the different trading programs, including to a greater or lesser extent compared to the level of proprietary capital investment in other funds and accounts, including the Fund. The inclusion or exclusion of a trading program or portfolio manager in a portfolio may have benefits or other consequences affecting other funds and accounts or the Manager generally.

While most funds and accounts managed by the Manager (including the Fund) charge a fixed management fee as a percentage of net assets and performance-based compensation as a percentage of the relevant fund’s or account’s net profits, certain other funds and accounts incur an additional level of expense equal to the allocable compensation payable to certain of the Manager’s investment management and trading personnel, with such performance based compensation generally calculated and payable without netting the performance of any one trading strategy, portfolio manager or portfolio management team against another. There is no requirement that all of the Manager’s portfolio managers be compensated in the same manner across all funds and accounts managed by the Manager, and portfolio managers are expected to be compensated separately with respect to their trading for such funds, with their compensation with respect to such funds having the potential to substantially exceed the compensation payable to them with respect to their trading for funds and accounts that do not incur such additional level of expense, such as the Fund. The funds and accounts incurring an additional level of expense will also bear their allocable portion of certain other non-compensation expenses as disclosed in the applicable offering documents for such funds from time to time, which may also materially exceed the non-compensation expenses borne by other funds and accounts, such as the Fund, which do not incur such expenses. The different expense and compensation structures described above may create actual or potential conflicts of interest for the Manager and its employees.

The Manager may make additions to or deletions from the Fund’s trading programs or add or remove portfolio managers at any time and may make modifications to those trading programs – such as changes in the amount of leverage of, or in the allocations of assets to, trading programs – at any time as determined by the Manager in its sole discretion. The Manager is not required to provide prior, or any, notice to Fund investors of any such changes.  As a result, the descriptions of the Fund’s trading programs herein may not at any particular time fully or accurately describe each trading program being used by the Fund.

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

With respect to the Manager’s various trading programs, the Manager may place block orders with brokers on behalf of multiple accounts, including the Fund.  Accounts in which the Manager and its principals have an interest may be included with client accounts in block orders.

Because a block order may be executed at different prices, one or more of the accounts may receive more favorable fills and some less favorable fills. The Manager generally uses a Monte Carlo simulation to allocate trades in its systematic strategies to multiple underlying accounts.  Monte Carlo simulations measure the overall variance for how fills are distributed, with the goal to keep the allocation with the lowest variance so as to achieve the fairest allocation among accounts. The process builds a list of fills by broker/price that were received during the day, and a list of accounts/quantity. The account/quantity list is randomly sorted and then allocated the fills from the list in order. After all accounts are filled, the overall variance for how the fills were distributed is measured and that value is compared to the previous trial. If the variance is lower (more fair), the allocation result is kept. If the variance is higher, the result is discarded. This process is run 100,000 times using the allocation with the lowest variance to achieve the fairest allocation.  If during the process an allocation results in a variance of 0 (where every account has received the average), the process stops and that allocation is used. Consistent application of this non-discretionary allocation methodology satisfies regulatory requirements of objectivity and fairness such that no account or group of accounts receives consistently favorable or unfavorable treatment. Allocations made according to this methodology will be deemed equitable even though under certain market conditions a trade may be more favorable to some accounts than others.  In the event split fills of futures orders are allocated after execution, the Manager makes available upon request by certain affected clients composite data sufficient to compare execution results. Where block orders are not sanctioned or permitted for an account, whether by regulation or otherwise, buy or sell orders for such account are placed separately. These individual orders may be for the same positions as a block order executed for multiple accounts. The Manager’s execution of such trades is then subject to a trade rotation process that is intended to ensure that no account (whether utilizing separate orders or participating in block orders) receives consistently favorable or unfavorable treatment over any other. With this randomization process, the order or timing of execution of any trade for any account cannot be determined or predicted in advance. The Manager may determine to employ additional or alternative methods for allocating orders to client accounts that meet the regulatory requirements of objectivity and fairness such that no account or group of accounts receives consistently favorable or unfavorable treatment.

The Manager may enter into side agreements with specific investors in the Fund providing for different fees, redemption rights, access to information about the Fund’s investments or other matters relating to an investment in the Fund.

The Fund Will Generally Bear the Impact of Trade Errors. The Fund will ordinarily be responsible for any losses, and will benefit from any gains, resulting from trading errors and similar human errors, absent the Manager’s reckless disregard of its duties, willful misconduct, or gross negligence, or as otherwise required by law. As a result, any negative or positive results of trading errors generally will be borne by the Fund, rather than by the Manager, so long as the Manager adheres to the foregoing standard of care. However, the Manager bears all direct costs incurred in correcting trade errors, as defined below, without reimbursement for such costs from the Fund; provided, however, that the Manager shall be entitled to set off against such costs any amounts received by it from a broker or trade counter party in recognition of their relative degree of fault in the trade error. In no event shall the Manager be responsible for the negligence, dishonesty or bad faith of any broker or agent of the Fund; provided that such broker or agent was selected, engaged, or retained by the Manager in good faith. A “trade error” is any execution by an employee of the Manager mistakenly transmitting, either through negligence or willful misconduct, a trade order to any broker or trade counter party on the Manager’s behalf that the Manager fails to liquidate through its trade reconciliation processes. In no event shall the Manager either offset the cost of correcting trade errors through soft dollars or seek to correct a trade error by instituting a trade between client accounts.

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

Allocation of Expenses.  The Manager determines how certain expenses are allocated among the Fund and other funds and accounts managed by the Manager.  The Manager will allocate expenses (including the investment and operating expenses of the Master Funds) among the funds and accounts the Manager manages in proportion to their respective net asset values, in proportion to their respective participation in a particular investment, strategy or program, or in any other manner that the Manager determines to be equitable (which may be based on the Manager’s assumptions as to relative usage or resources allocated among the funds and accounts).  The Manager has established expense allocation policies in an effort to address such matters and may amend such policies or establish additional expense allocation policies in an effort to address potential conflicts of interest that may arise in the future.

General Risk Factors

Global Economic, Political and Market Conditions May Adversely Affect the Fund’s Operations. The current global financial market situation, as well as various social and political circumstances in the United States and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. For example, the Ukraine/Russia conflict and related sanctions and changes to commercial activity has increased volatility in global markets. The outbreak of coronavirus, or COVID-19, in many countries continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The outbreak of COVID-19 and any continued volatility or economic downturn related to it may have a material adverse impact on Fund’s operations.

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

As of March 1, 2022, there were 52 holders of Class 0 Units and 116 holders of Class 2 Units of the Blended Strategies Portfolio.

(c)	Dividends

The Manager determines, in its sole and absolute discretion, the amount of distributions, if any, to be made by the Fund to its investors.  To date no distributions have been paid on the Units and the Manager has no present intention to make any distributions in the future.

For the three months ended December 31, 2021, the Fund did not issue any Units with respect to the Blended Strategies Portfolio.

The following chart sets forth the purchases of Units of the Fund.

Month beginning:	Blended Strategies Portfolio Class 0 Number of Units Purchased	Price of Blended Strategies Portfolio Class 0 Units Purchased	Blended Strategies Portfolio Class 2 Number of Units Purchased	Price of Blended Strategies Portfolio Class 2 Units Purchased
October 1, 2021	-	-	236.508	$ 129.49
November 1, 2021	-	-	653.883	$ 125.99
December 1, 2021	-	-	79.568	$ 125.68

Item 6:	RESERVED

Item 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the year ended December 31, 2021, the Blended Strategies Portfolio’s Members’ Capital value decreased by $830,154 or -2.9%. This decrease in Members’ Capital was attributable to redemptions totaling $1,330,958 or -4.6% offset by net income of $500,804 or 1.7%, for the year.

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

Blended Strategies Portfolio

2021 Summary

For the year ended December 31, 2021, the Blended Strategies Portfolio experienced trading gains of $1,868,196 attributable to the following sectors:

Agriculture / Softs	$640,925
Base Metals	396,227
Energy	783,717
Equities	1,598,641
Foreign Exchange	467,458
Long Term / Intermediate Rates	(1,622,459)
Precious Metals	(429,997)
Short Term Rates	33,684
$1,868,196

The Blended Strategies Portfolio recorded a net gain during 2021. The majority of gains resulted from positions in equity index futures, most notably in the U.S. The portfolio also recorded profits in commodity futures, primarily from positions in energy and agricultural commodities.  In currencies, the portfolio posted profits primarily from positions in the euro versus the U.S. dollar.  The portfolio experienced losses in fixed income futures, mostly from positions in U.S. bonds with smaller losses in European, Canadian, and Australian bonds.

Advisory and Sponsor Fees are calculated as a percentage of the Fund’s Members’ Capital value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the year ended December 31, 2021, Advisory Fees increased by $19,133 or 4.5%, Sponsor Fees increased by $7,086 or 3.2%, and Administrator’s Fees increased by $1,119 or 3.1% in the Blended Strategies Portfolio over the corresponding period of the preceding year. The Advisory Fees, Sponsor Fees and Administrator’s Fees are substantially the same when compared to the corresponding prior year.  During the year ended December 31, 2021, interest income decreased by $262,544 or -91.4%. Interest was earned on free cash at an average annualized yield of 0.10% for the year ended December 31, 2021 compared to 1.13% for the year ended December 31, 2020.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the year ended December 31, 2021, the Incentive Allocation decreased by $111,082 or -20.7%. This was the result of a lower net gain before incentive allocation for the year ended December 31, 2021 compared to the year ended December 31, 2020.

The following table illustrates the sector distribution of the Blended Strategies Portfolio’s investments in Master Funds as of December 31, 2021 based on the fair value of the underlying assets and liabilities in each master fund including both long and short positions.  Positive percentages represent net assets whereas negative percentages represent net liabilities.

Agriculture / Softs	13.8%
Base Metals	13.5%
Energy	107.9%
Equities	(6.6)%
Foreign Exchange	(47.7)%
Long Term / Intermediate Rates	23.3%
Precious Metals	(6.1)%
Short Term Rates	1.9%
100.0%

2020 Summary

For the year ended December 31, 2020, the Blended Strategies Portfolio experienced trading gains of $4,879,050 attributable to the following sectors:

Agriculture / Softs	$153,329
Base Metals	525,231
Energy	(591,801)
Equities	127,619
Foreign Exchange	1,067,118
Long Term / Intermediate Rates	831,927
Precious Metals	1,404,038
Short Term Rates	1,361,589
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

A portion of the assets of the portfolio is generally held as cash or cash equivalents, which are used to margin the Fund’s investments.  It is expected that the average margin the Fund will be required to post to support the Fund’s trading may range between 10% and 30% of the total assets of the portfolio, which will be segregated or secured by the futures brokers in accordance with the CEA and with CFTC regulations or be maintained on deposit with over-the-counter counterparties.  In exceptional market conditions, this amount could increase.  The master funds are subject to margin calls on a constant daily and intra-day basis, whether in connection with initiating new investment positions or as a result of changes in the value of current investment positions.  These margin requirements are met through the posting of additional margin with the applicable futures broker or FX clearing broker, on an almost daily basis.  The Manager generally expresses its margin requirements for the portfolios in terms of the aggregate of the margin requirements for the underlying strategies plus the net option premium costs for the underlying strategies.  For the years ended December 31, 2021 and December 31, 2020, the margin requirements for the Blended Strategies Portfolio were 8.63% and 10.72%, respectively.

Other than any potential market-imposed limitations on liquidity, the Fund’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Fund’s futures trading.  Through December 31, 2021, the Fund experienced no meaningful periods of illiquidity in any of the markets traded by the Manager on behalf of the Fund.

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

The Fund records its investments in the Feeder Fund at fair value in accordance with U.S. GAAP. In determining its net asset value, the Feeder Fund records its investments in master funds at fair value in accordance with U.S. GAAP. The Fund records its proportionate share of the Feeder Funds’ investment income and loss, expenses, fees, and realized and unrealized gains and losses on a monthly basis. Purchases and sales of units in the Feeder Funds are recorded on a trade date basis.

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

Cash Assets - The Feeder Fund invests a portion of their excess liquidity in Cash Assets, an entity for which the Manager is also the sole investment advisor. The financial information of Cash Assets is included in the notes to the Financial Statements of the Feeder Funds within Item 8.

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
Years Ended December 31, 2021 and 2020
with Report of Independent Registered Public Accounting Firm

GRAHAM ALTERNATIVE INVESTMENT FUND II LLC
BLENDED STRATEGIES PORTFOLIO

40 Highland Avenue
Rowayton, CT 06853

The undersigned affirms, on behalf of Graham Alternative Investment Fund II LLC Blended Strategies Portfolio, that to the best of his knowledge and belief, the information contained in the attached audited consolidated financial statements of Graham Alternative Investment Fund II LLC Blended Strategies Portfolio for the years ended December 31, 2021 and 2020 is accurate and complete.

By:	Graham Capital Management, L.P., as
Sole Manager

By:	/s/ George Schrade
George Schrade
Chief Financial Officer
March 30, 2022

Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

Financial Statements – Graham Alternative Investment Trading LLC

Ernst & Young LLP 300 First Stamford Place Stamford, CT 06902-6765	Tel: +1 203 674 3000 ey.com
Report of Independent Registered Public Accounting Firm

To the Members and Manager of
Blended Strategies Portfolio

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Blended Strategies Portfolio (the “Fund”) (one of the series constituting Graham Alternative Investment Fund II LLC (“GAIF II”)) as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in members’ capital and cash flows for each of the two years in the period then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Fund (one of the series constituting GAIF II) at December 31, 2021 and 2020, the results of its operations, changes in its members’ capital and its cash flows for each of the two years in the period then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of GAIF II’s management. Our responsibility is to express an opinion on the Fund’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the GAIF II in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. GAIF II is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to those charged with governance and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. We determined that there are no critical audit matters.

/s/ Ernst & Young LLP

We have served as the auditor of the Fund (one of the series constituting GAIF II) since 2006.

Stamford, CT

March 30, 2022

A member firm of Ernst & Young Global Limited

Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Consolidated Statements of Financial Condition

	December 31,
	2021	2020

Assets
Investment in Graham Alternative Investment Trading LLC, at fair value	$28,162,703	$28,992,857
Redemptions receivable from Graham Alternative Investment Trading LLC	10,000	79,131
Total assets	$28,172,703	$29,071,988

Liabilities and members’ capital
Liabilities:
Redemptions payable	$10,000	$79,131
Total liabilities	10,000	79,131

Members’ capital:
Class 0 Units (101,946.956 and 102,935.438 units issued and outstanding at $176.27 and $173.06, respectively)	17,970,556	17,813,986
Class 2 Units (81,096.662 and 89,986.690 units issued and outstanding at $125.68 and $124.23, respectively)	10,192,147	11,178,871
Total members’ capital	28,162,703	28,992,857
Total liabilities and members’ capital	$28,172,703	$29,071,988

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Consolidated Statements of Operations

	Years Ended December 31,
	2021	2020
Net gain allocated from investment in Graham Alternative Investment Trading LLC:
Net realized gain on investment	$2,404,544	$3,939,073
Net (decrease) increase in unrealized appreciation on investment	(536,348)	939,977
Brokerage commissions and fees	(82,946)	(116,402)
Net gain allocated from investment in Graham Alternative Investment Trading LLC	1,785,250	4,762,648

Net investment loss allocated from investment in Graham Alternative Investment Trading LLC:
Investment income:
Interest income	24,566	287,110

Expenses:
Advisory fees	441,730	422,597
Incentive allocation	425,718	536,800
Sponsor fees	229,885	222,799
Professional fees and other	167,247	133,006
Administrator’s fees	37,556	36,437
Interest expense	6,876	6,743
Total expenses	1,309,012	1,358,382
Net investment loss allocated from investment in Graham Alternative Investment Trading LLC	(1,284,446)	(1,071,272)
Net income	$500,804	$3,691,376

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Consolidated Statements of Changes in Members’ Capital

Years Ended December 31, 2021 and 2020

	Class 0 Units		Class 2 Units
	Units	Capital	Units	Capital	Total Members’ Capital

Members’ capital, December 31, 2019	109,215.865	$16,605,529	99,110.353	$10,738,571	$27,344,100
Subscriptions	–	–	–	–	–
Redemptions	(6,280.427)	(993,465)	(9,123.663)	(1,049,154)	(2,042,619)
Net income	–	2,201,922	–	1,489,454	3,691,376
Members’ capital, December 31, 2020	102,935.438	17,813,986	89,986.690	11,178,871	28,992,857
Subscriptions	–	–	–	–	–
Redemptions	(988.482)	(178,761)	(8,890.028)	(1,152,197)	(1,330,958)
Net income	–	335,331	–	165,473	500,804
Members’ capital, December 31, 2021	101,946.956	$17,970,556	81,096.662	$10,192,147	$28,162,703

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2021	2020
Cash flows provided by operating activities
Net income	$500,804	$3,691,376
Adjustments to reconcile net income to net cash provided by operating activities:
Net (income) allocated from investment in Graham Alternative Investment Trading LLC	(500,804)	(3,691,376)
Proceeds from sale of investment in Graham Alternative Investment Trading LLC	1,400,089	2,204,900
Net cash provided by operating activities	1,400,089	2,204,900

Cash flows used in financing activities
Subscriptions	–	–
Redemptions (net of redemptions payable)	(1,400,089)	(2,204,900)
Net cash used in financing activities	(1,400,089)	(2,204,900)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of year	–	–
Cash and cash equivalents, end of year	$–	$–

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Notes to Consolidated Financial Statements

December 31, 2021

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

As a Series Limited Liability Company each series is legally segregated, and the assets associated with each series are held separately and accounted for in separate and distinct records from the assets of any other series of GAIF II. The debts, liabilities, obligations, and expenses incurred, contracted for or otherwise existing with respect to a particular series are enforceable against the assets of such series only, and not against the assets of GAIF II generally or any other series thereof. Further, none of the debts, liabilities, obligations, and expenses incurred, contracted for or otherwise existing with respect to GAIF II are enforceable against the assets of any other series. As of December 31, 2021 and December 31, 2020, only the Blended Strategies Portfolio is open and available to investors.

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

Investment in Graham Alternative Investment Trading LLC

The Fund records its investment in GAIT at fair value based upon the Fund’s proportionate share of GAIT’s reported net asset value in accordance with U.S. GAAP. In determining its net asset value, GAIT records its investments in the Master Funds and Cash Assets at fair value based upon GAIT’s proportionate share of the Master Funds’ and Cash Assets’ reported net asset value. The Fund records its proportionate share of GAIT’s investment income and loss, expenses, fees, and realized and unrealized gains and losses on a monthly basis and includes them in the consolidated statements of operations. Purchases and sales of units in GAIT are recorded on a trade date basis. The accounting policies of GAIT are described in its attached financial statements.

GAIT charges its investors, including the Fund, an advisory fee, sponsor fee, and incentive allocation, all of which are described in detail in Note 4. The Fund does not charge any additional fees; however, each investor in the Fund indirectly bears a portion of the advisory fee, sponsor fee, and incentive allocation charged by GAIT.

At December 31, 2021 and 2020, the Fund owned 50.83% and 48.53%, respectively of GAIT.

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

The Fund’s investment in GAIT has been valued at net asset value using the practical expedient. Accordingly, under U.S. GAAP, this investment is excluded from categorization in the fair value hierarchy. There were no Level 3 assets or liabilities held at any point during the years ended December 31, 2021 and 2020 by the Fund, GAIT, the Master Funds or Cash Assets.

Cash and Cash Equivalents

The Fund classifies all highly liquid investments with a maturity of three months or less at the time of purchase as cash equivalents on the statements of financial condition. Cash deposited with a bank is subject to credit risk. In the event of the bank’s insolvency, recovery of the Fund’s cash would be limited to account insurance or other protection afforded by such deposit, which could be substantially less than the amount deposited. At December 31, 2021 and 2020, the Fund did not have any cash or cash equivalents.

Indemnifications

In the normal course of business, the Master Funds, GAIT, Cash Assets, GAI, and the Fund enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. The Fund’s maximum exposure under these arrangements is unknown; however, the Fund has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At December 31, 2021 and 2020, no accruals have been recorded by the Fund for indemnifications.

3. Capital Accounts

The Fund offers two classes (each a “Class”) of Units, being Class 0 Units and Class 2 Units. The Fund may issue additional Classes in the future subject to different fees, expenses, or other terms, or invest in other investment programs or combinations of investment programs managed by the Manager.
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

Subscriptions

Units may be purchased at a price equal to the Net Asset Value per Unit of the relevant Class as of the immediately preceding Valuation Day, as defined in the LLC Agreement. The minimum initial subscription from each investor in each Class is $10,000. Members may subscribe for additional Units in a minimum amount of not less than $5,000. Any initial or additional cash received prior to or on December 31, 2021, if any, for Fund shares related to the subsequent period is considered a subscription received in advance on December 31, 2021. The new subscription does not receive an allocation of income or expense from the Fund and is recorded as a liability on the Statement of Financial Condition as subscriptions received in advance.

Units are available for subscription as of the first business day of each month upon written notice of at least three business days prior to the last business day of the preceding month.

Redemption of Units

Units are not subject to any minimum holding period. Members may redeem Units at the Net Asset Value thereof as of each Valuation Day, as defined in the LLC Agreement, upon not less than three business days’ prior written notice to the administrator. A partial redemption request for an amount less than $10,000 will not be accepted, nor will a redemption request be accepted to the extent that it would result in an investor owning less than $10,000. The redemption proceeds will normally be remitted within 15 business days after the Valuation Day, without interest for the period from the Valuation Day to the payment date. Redemptions paid after the end of a fiscal period, based upon end-of-period share values, if any, are reflected as redemptions payable on the Statement of Financial Condition at year end.

4. Fees and Related Party Transactions

Advisory Fees

Each Class of GAIT other than Class M paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate of 1.50% of the Members’ Capital of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is affected with respect to Units of such Class during the month. For the years ended December 31, 2021 and 2020, the Advisory Fees allocated to the Fund by each Class of GAIT totaled $441,730 and $422,597, respectively.

See attached financial statements of Graham Alternative Investment Trading LLC.

Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Notes to Consolidated Financial Statements (continued)
4. Fees and Related Party Transactions (continued)

Sponsor Fees

Each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Members’ Capital specified in the table below. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee. For the years ended December 31, 2021 and 2020, the Sponsor Fees allocated to the Fund by each Class of GAIT totaled $229,885 and $222,799, respectively.

Class 0	Class 2

0.50%	1.25%

Incentive Allocation

At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class of GAIT, as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced, effective as of the date of any redemption of any Units of such class, by multiplying the loss carryforward by the ratio that the amount of Members’ Capital redeemed from such class bears to the Members’ Capital of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made to Graham Capital LLC. For the years ended December 31, 2021 and 2020, Incentive Allocation of $425,718 and $536,800, respectively were allocated to the Fund by GAIT.

Any portion of any of the above fees, including the Incentive Allocation, may be paid by the Manager to third parties as compensation for selling activities in connection with the Fund.

Administrator’s Fee

For the years ended December 31, 2021 and 2020, GAIT paid SEI a monthly administrator’s fee based on GAIT’s Members’ Capital, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, allocated to the Fund by GAIT for the years ended December 31, 2021 and 2020 were $37,556 and $36,437, respectively.

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

See attached financial statements of Graham Alternative Investment Trading LLC.

Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Notes to Consolidated Financial Statements (continued)
5. Income Taxes (continued)
U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a “more-likely-than-not” threshold would be recorded as a tax expense in the current year. The Fund identifies its major tax jurisdictions as the U.S. for Federal tax purposes, Connecticut for state tax purposes and various international jurisdictions. The Manager has evaluated the Fund’s tax positions for all open tax years under the respective statutes of limitations (generally three years in the U.S. but varying in non-US jurisdictions) and has concluded that there are no significant tax positions requiring recognition, measurement, or disclosure in the consolidated financial statements. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination. Any assessment for interest or penalties on taxes related to uncertain tax positions, when present, would be included in interest and penalties on tax on the consolidated statements of operations. During the years ended December 31, 2021 and 2020, no such interest and/or penalties were assessed to the Fund.

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

7. Financial Highlights

The following is the per Unit operating performance calculation and total return for the years ended December 31, 2021 and 2020:

	Class 0	Class 2
Per unit operating performance
Net asset value per Unit, December 31, 2019	$152.04	$108.35
Net income:
Net investment loss	(6.70)	(3.91)
Net gain on investments	27.72	19.79
Net income	21.02	15.88
Net asset value per Unit, December 31, 2020	173.06	124.23
Net income:
Net investment loss	(7.36)	(6.25)
Net gain on investments	10.57	7.70
Net income	3.21	1.45
Net asset value per Unit, December 31, 2021	$176.27	$125.68

See attached financial statements of Graham Alternative Investment Trading LLC.

Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Notes to Consolidated Financial Statements (continued)

7. Financial Highlights (continued)
The following represents ratios to average Members’ Capital, excluding the Managing Member, and total return for the years ended December 31, 2021 and 2020:

	Class 0		Class 2
	2021	2020	2021	2020

Total return before Incentive Allocation	3.37%	16.33%	2.74%	15.64%
Incentive Allocation	(1.52)	(2.51)	(1.57)	(0.99)
Total return after Incentive Allocation	1.85%	13.82%	1.17%	14.65%

Net investment loss before Incentive Allocation	(2.66)%	(1.62)%	(3.42)%	(2.37)%
Incentive Allocation	(1.46)	(2.51)	(1.46)	(0.99)
Net investment loss after Incentive Allocation	(4.12)%	(4.13)%	(4.88)%	(3.36)%

Total expenses before Incentive Allocation	2.74%	2.65%	3.51%	3.39%
Incentive Allocation	1.46	2.51	1.46	0.99
Total expenses after Incentive Allocation	4.20%	5.16%	4.97%	4.38%

Total return is calculated for Class 0 and Class 2 Units taken as a whole. Total return is calculated as the change in total Members’ Capital adjusted for subscriptions or redemptions during the year. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for Class 0 and Class 2 Units taken as a whole and include net amounts allocated from GAIT. The computation of such ratios is based on the amount of net investment loss, expenses, and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of Members’ Capital for Class 0 and Class 2 Units of the Fund for the years ended December 31, 2021 and 2020.

8. Subsequent Events

The Fund had no subscriptions and redemptions of approximately $0.04 million from January 1, 2022 through March 30, 2022, the date through which subsequent events were evaluated by management. These amounts have not been included in the consolidated financial statements.

See attached financial statements of Graham Alternative Investment Trading LLC.

Financial Statements Graham Alternative Investment Trading LLC Years Ended December 31, 2021 and 2020 with Report of Independent Registered Public Accounting Firm

GRAHAM ALTERNATIVE INVESTMENT TRADING LLC

40 Highland Avenue
Rowayton, CT 06853

The undersigned affirms, on behalf of Graham Alternative Investment Trading LLC, that to the best of his knowledge and belief, the information contained in the attached audited financial statements of Graham Alternative Investment Trading LLC for the years ended December 31, 2021 and 2020 is accurate and complete.

By:	Graham Capital Management, L.P., as
Sole Manager

By:	/s/ George Schrade
George Schrade
Chief Financial Officer
March 30, 2022

Graham Alternative Investment Trading LLC

Financial Statements

Years Ended December 31, 2021 and 2020

Ernst & Young LLP 300 First Stamford Place Stamford, CT 06902-6765	Tel: +1 203 674 3000 ey.com
Report of Independent Registered Public Accounting Firm

To the Members and Manager of
Graham Alternative Investment Trading LLC

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Graham Alternative Investment Trading LLC (“GAIT”), including the condensed schedules of investments, as of December 31, 2021 and 2020, and the related statements of operations and incentive allocation, changes in members’ capital and cash flows for each of the two years in the period then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of GAIT at December 31, 2021 and 2020, the results of its operations, changes in its members’ capital and its cash flows for each of the two years in the period then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of GAIT’s management. Our responsibility is to express an opinion on the GAIT’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to GAIT in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. GAIT is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of GAIT’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to those charged with governance and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. We determined that there are no critical audit matters.

/s/ Ernst & Young LLP

We have served as GAIT’s auditor since 2006.

Stamford, CT

March 30, 2022

A member firm of Ernst & Young Global Limited

Graham Alternative Investment Trading LLC

Statements of Financial Condition

	December 31,
	2021	2020
Assets
Investments in Master Funds, at fair value	$4,769,945	$6,446,067
Investment in Graham Cash Assets LLC, at fair value	51,121,197	54,304,841
Receivable from Master Funds	44	3
Total assets	$55,891,186	$60,750,911

Liabilities and members’ capital
Liabilities:
Redemptions payable	$263,800	$757,071
Accrued professional fees	114,472	128,331
Accrued advisory fees	68,959	75,035
Accrued sponsor fees	36,436	39,910
Accrued administrator’s fees	6,154	6,618
Payable to Master Funds	825	95
Total liabilities	490,646	1,007,060

Members’ capital:
Class 0 Units (185,533.074 and 203,816.771 units issued and outstanding at $176.27 and $173.06 per unit, respectively)	32,704,572	35,272,482
Class 2 Units (167,534.772 and 184,460.524 units issued and outstanding at $125.68 and $124.23 per unit, respectively)	21,055,621	22,915,191
Class M Units (4,671.470 units issued and outstanding at $351.14 and $333.12 per unit, respectively)	1,640,347	1,556,178
Total members’ capital	55,400,540	59,743,851
Total liabilities and members’ capital	$55,891,186	$60,750,911

See accompanying notes.

Graham Alternative Investment Trading LLC

Condensed Schedules of Investments

	December 31, 2021		December 31, 2020
Description	Fair Value	Percentage of Members’ Capital	Fair Value	Percentage of Members’ Capital

Investments in Master Funds, at fair value
Graham Commodity Strategies LLC	$1,849,637	3.34%	$2,103,213	3.52%
Graham K4D Trading Ltd.	2,920,308	5.27%	4,342,854	7.27%
Total investments in Master Funds	$4,769,945	8.61%	$6,446,067	10.79%

See accompanying notes.

Graham Alternative Investment Trading LLC

Statements of Operations and Incentive Allocation

	Years Ended December 31,
	2021	2020
Net gain allocated from investments in Master Funds:
Net realized gain on investments	$4,995,591	$8,083,093
Net (decrease) increase in unrealized appreciation on investments	(1,105,630)	1,936,154
Brokerage commissions and fees	(168,014)	(238,140)
Net gain allocated from investments in Master Funds	3,721,947	9,781,107

Net investment (loss) income allocated from investments in Master Funds	(4,687)	31,324

Investment income:
Interest income	54,144	555,205
Total investment income	54,144	555,205

Expenses:
Advisory fees	870,429	845,384
Sponsor fees	459,358	450,565
Professional fees and other	338,317	272,012
Administrator’s fees	76,111	74,748
Interest expense	13,927	13,739
Total expenses	1,758,142	1,656,448
Net investment loss of the Fund	(1,703,998)	(1,101,243)

Net income	2,013,262	8,711,188

Incentive allocation	(855,525)	(1,068,033)

Net income available for pro-rata allocation to all members	$1,157,737	$7,643,155

See accompanying notes.

Graham Alternative Investment Trading LLC

Statements of Changes in Members’ Capital

Years Ended December 31, 2021 and 2020

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2019	213,162.414	$32,409,897	201,355.180	$21,816,766	4,671.470	$1,307,992	$55,534,655
Subscriptions	–	–	–	–	–	–	–
Redemptions	(9,345.643)	(1,466,655)	(16,894.656)	(1,967,304)	–	(1,068,033)	(4,501,992)
Incentive allocation	–	(844,052)	–	(223,981)	–	1,068,033	–
Net income	–	5,173,292	–	3,289,710	–	248,186	8,711,188
Members’ capital, December 31, 2020	203,816.771	35,272,482	184,460.524	22,915,191	4,671.470	1,556,178	59,743,851
Subscriptions	–	–	–	–	–	–	–
Redemptions	(18,283.697)	(3,277,246)	(16,925.752)	(2,223,802)	–	(855,525)	(6,356,573)
Incentive allocation	–	(525,669)	–	(329,856)	–	855,525	–
Net income	–	1,235,005	–	694,088	–	84,169	2,013,262
Members’ capital, December 31, 2021	185,533.074	$32,704,572	167,534.772	$21,055,621	4,671.470	$1,640,347	$55,400,540

See accompanying notes.

Graham Alternative Investment Trading LLC

Statements of Cash Flows

	Years Ended December 31,
	2021	2020
Cash flows provided by operating activities
Net income	$2,013,262	$8,711,188
Adjustments to reconcile net income to net cash provided by operating activities:
Net (income) allocated from investments in Master Funds	(3,717,260)	(9,812,431)
Net (income) allocated from investment in Graham Cash Assets LLC	(54,144)	(555,205)
Proceeds from sale of investments in Master Funds	63,866,707	64,069,644
Proceeds from sale of investments in Graham Cash Assets LLC	51,951,676	43,854,840
Purchase of investments in Master Funds	(58,472,636)	(53,473,547)
Purchase of investments in Graham Cash Assets LLC	(48,713,888)	(48,605,295)
Changes in assets and liabilities:
(Decrease) in accrued professional fees	(13,859)	(66,692)
(Decrease) increase in accrued advisory fees	(6,076)	5,323
(Decrease) increase in accrued sponsor fees	(3,474)	2,629
(Decrease) increase in accrued administrator’s fees	(464)	586
Net cash provided by operating activities	6,849,844	4,131,040

Cash flows used in financing activities
Subscriptions	–	–
Redemptions (net of redemptions payable)	(6,849,844)	(4,131,040)
Net cash used in financing activities	(6,849,844)	(4,131,040)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of year	–	–
Cash and cash equivalents, end of year	$–	$–
Supplemental cash flow information
Interest paid	$13,927	$13,739

See accompanying notes.

Graham Alternative Investment Trading LLC

Notes to Financial Statements

December 31, 2021

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

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated using the exchange rates at December 31, 2021 and 2020. Gains and losses resulting from foreign currency transactions are calculated using daily exchange rates prevailing on the transaction date. The Master Funds do not isolate the portion of results of operations from changes in foreign exchange rates on investments and cash from fluctuations arising from changes in market prices of investments held. The Master Funds’ currency translation gains and losses are included in the statements of operations and incentive allocation within net realized gain and net (decrease) increase in unrealized appreciation on investments.

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

GAIT’s investments in the Master Funds and Graham Cash Assets LLC (“Cash Assets”) have been valued at net asset value using the practical expedient. Accordingly, under U.S. GAAP, these investments are excluded from categorization in the fair value hierarchy. GAIT’s investments in the Master Funds and Cash Assets are discussed in Notes 3 and 4. There were no Level 3 assets or liabilities held at any point during the years ended December 31, 2021 or 2020 by GAIT, the Master Funds, or Cash Assets.

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

Unrealized appreciation and depreciation from derivative financial instruments are recorded based on changes in their fair value. Realized gains and losses are recorded when the positions are closed. All unrealized and realized gains and losses related to derivative financial instruments are included in net realized gain and net (decrease) increase in unrealized appreciation on investments in the Master Funds’ statements of operations.

Futures Contracts

The Master Funds use futures contracts in an attempt to take advantage of changes in the value of equities, commodities, interest rates, bonds, and foreign currencies. Futures contracts are valued based upon the closing price as of the valuation date established by the primary exchange upon which they are traded.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
2. Summary of Significant Accounting Policies (continued)

Derivative Instruments (continued)

Futures Contracts (continued)

A futures contract represents a commitment for the future purchase or sale of an asset or cash settlement based on the value of an asset on a specified date. The purchase and sale of futures contracts are executed on an exchange which requires margin deposits with a Futures Commission Merchant (“FCM”). Subsequent payments are made or received by the Master Funds each day, depending on the daily fluctuations in the value of the contract. These changes in valuation are recorded for financial statement purposes as unrealized appreciation and depreciation by the Master Funds. Relative to over-the-counter derivative financial instruments, futures contracts provide reduced counterparty risk to the Master Funds since futures are exchange-traded and the exchanges’ clearing house guarantees the futures against default. However, some non-U.S. exchanges are “principals’ markets” in which no common clearing facility exists, and the Master Funds may look only to the clearing broker for performance of the contract. The U.S. Commodity Exchange Act requires an FCM to segregate all funds received from such FCM’s customers in respect of regulated futures transactions. If the FCM were not to do so to the full extent required by law, the assets of the Master Funds might not be fully protected in the event of the bankruptcy or insolvency of the FCM. In that case, the Master Funds would be limited to potentially recovering only a pro-rata share of all available funds segregated on behalf of the FCM’s combined customer accounts, even though certain property specifically traceable to the Master Funds was held by the FCM. In addition, in the event of bankruptcy or insolvency of an exchange or an affiliated clearing house, the Master Funds might experience a loss of funds deposited through its FCM as margin with such exchange or affiliated clearing house, the loss of unrealized profits on its open positions, and the loss of funds owed to it as realized profits on closed positions.

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

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
2. Summary of Significant Accounting Policies (continued)

Derivative Instruments (continued)

Swap Contracts

The Master Funds may enter into various swap contracts in an attempt to take advantage of changes in interest rates and asset values. Exchange-traded swap contracts are executed on an exchange which requires margin deposits with a Central Clearing Counterparty (“CCP”). Subsequent payments are made or received by the Master Funds each day, depending on the daily fluctuations in the value of the contract. These changes in valuation are recorded for financial statement purposes as unrealized appreciation or depreciation by the Master Funds. Relative to over-the-counter  swap contracts, exchange-traded swap contracts provide reduced counterparty risk since they are exchange-traded and the exchange’s clearinghouse guarantees against default. The Commodity Exchange Act requires a CCP to segregate all funds received from such CCP’s customers in respect of exchange-traded swaps. If the CCP were not to do so to the full extent required by law, the assets of the Master Funds might not be fully protected in the event of the bankruptcy or insolvency of the CCP. In that case, the Master Funds would be limited to recovering only a pro-rata share of all available funds segregated on behalf of the CCP’s combined customer accounts, even though certain property specifically traceable to the Master Funds is held by the CCP. In addition, in the event of bankruptcy or insolvency of an exchange or an affiliated clearing house, the Master Funds could experience a loss of funds deposited through its CCP as margin with such exchange or affiliated clearing house, the loss of unrealized profits on its open positions, and the loss of funds owed to it as realized profits on closed positions. All funds deposited with both U.S. and non-U.S. CCPs are included in due from brokers on the statements of financial condition. Over the counter swap contracts are not guaranteed by an exchange or an affiliated clearing house or regulated by any U.S. or foreign government authorities. Failure of a counterparty to meet its obligation under the terms of the swap contract could result in the loss of any unrealized appreciation on open positions. It may not be possible to dispose of or close out a swap position without the consent of the counterparty, and the Master Funds may not be able to enter into an offsetting contract in order to cover its risk.

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

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
2. Summary of Significant Accounting Policies (continued)

Derivative Instruments (continued)

Options

The Master Funds may buy and sell covered and uncovered exchange-traded and over-the-counter options on futures, foreign currencies, commodities, interest rates and equities to take advantage of the price movements of the financial instrument underlying the option or to hedge positions in the underlying assets. Option contracts give one party the right, but not the obligation, to buy or sell within a limited time or on a specified date, a financial instrument, commodity, or currency at a contracted price. Options may also be settled in cash, based on differentials between specified indices or prices.

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

Credit Risk Related Contingent Features

OTC derivative instruments are subject to ISDA Master Agreements which generally require among other things, that the Master Funds maintain a predetermined level of net assets or rate of return and provide limits with respect to any decline in value over 1-month, 3-month and 12-month periods. If the Master Funds were to violate such provisions, the counterparty to these instruments could demand liquidation of the outstanding positions. There were no events that occurred throughout the years ended December 31, 2021 and 2020 which caused any counterparty to demand liquidation of any outstanding positions. Graham K4D Trading Ltd. had derivative instruments subject to credit risk related contingent features in a net liability position in the amount of $2,342,440 and $901,487 at December 31, 2021 and 2020, respectively. Graham Commodity Strategies LLC had derivative instruments subject to credit risk related contingent features in a net liability position in the amount of $280,016 and $0 at December 31, 2021 and 2020, respectively.

New York Mercantile Exchange Corporate Membership

Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is a member of the New York Mercantile Exchange (“NYMEX”). As a result of its membership, Graham Commodity Strategies LLC owns two NYMEX seats and 30,000 shares of the CME Group. Graham Commodity Strategy LLC’s policy is to value the NYMEX seats and the shares of the CME Group at fair value. As of December 31, 2021 and 2020, the two NYMEX seats were valued at $315,000 and $283,000, respectively, and the 30,000 shares of CME Group were valued at $6,853,800 and $5,461,500, respectively, all of which are included within Exchange Memberships on Graham Commodity Strategies LLC’s statements of financial condition. The NYMEX seats and CME Group shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
2. Summary of Significant Accounting Policies (continued)

Chicago Mercantile Exchange Membership

Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is also a member of the Chicago Mercantile Exchange (“CME”). As a result of its membership, Graham Commodity Strategies LLC owns two CME seats and 2,232 shares of the CME Group. Graham Commodity Strategies LLC’s policy is to value the CME seats and the shares of the CME Group at fair value. As of December 31, 2021 and 2020, the two CME seats were valued at $464,500 and $295,050, respectively, and the 2,232 shares of CME Group were valued at $509,923 and $406,336, respectively, all of which are included within Exchange memberships on Graham Commodity Strategies LLC’s statement of financial condition. The CME seats and CME Group shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Graham K4D Trading Ltd., a Master Fund in which GAIT invests, is a member of the Chicago Mercantile Exchange (“CME”).  As a result of its membership, Graham K4D Trading Ltd. owns one CME seat and 4,085 shares of the CME Group. Graham K4D Trading Ltd.’s policy is to value the CME seat and the shares of the CME Group at fair value. As of December 31, 2021 and 2020, the CME seat was valued at $112,000 and $51,000, respectively, and the 4,085 shares of the CME Group were valued at $933,259 and $743,674, respectively, all of which are included in Exchange memberships on Graham K4D Trading Ltd.’s statement of financial condition.  The CME seat and CME Group shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Chicago Board of Trade Membership

As of December 31, 2021, Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is also a member of the Chicago Board of Trade (“CBOT”) under Rule 106.S and owns 3,265 shares of the CME Group as a result of its CBOT membership. Graham Commodity Strategies LLC’s policy is to value the CME shares at fair value. As of December 31, 2021 and 2020, the 3,265 shares of the CME Group were valued at $745,922 and $594,393 and is included in Exchange memberships on Graham Commodity Strategies LLC’s statement of financial condition. The CBOT membership and CME shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Graham K4D Trading Ltd., a Master Fund in which GAIT invests, is also a member of the Chicago Board of Trade (“CBOT”) under Rule 106.S and owns two B-1/Full seats and one B‑2/Associate seats (“collectively, “CBOT memberships”). Graham K4D Trading Ltd.’s policy is to value the CBOT memberships at fair value. As of December 31, 2021 and 2020, the two B‑1/Full seats were valued at $413,500 and $373,000, respectively, and the B-2/Associate seats was valued at $47,500 and $32,250, all of which are included in Exchange memberships on Graham K4D Trading Ltd.’s statement of financial condition. Additionally, Graham K4D Trading Ltd. owns 970 shares of the CME Group as a result of its CBOT membership. The Graham K4D Trading Ltd.’s policy is to value the CME Group shares at fair value. As of December 31, 2021 and 2020, the 970 shares of the CME Group were valued at $221,606 and $176,589, respectively. The CBOT memberships, shares and CME seat of the CME Group are considered Level 1 assets as described in the Fair Value section of Note 2.

Commodity Exchange Membership

As of December 31, 2021, Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is also a member of the Commodity Exchange (“COMEX”) and owns two COMEX seats. Graham Commodity Strategies LLC’s policy is to value the COMEX seats at fair value. As of December 31, 2021 and 2020, the two COMEX seats were valued at $196,000 and $177,000 in total and is included in Exchange memberships on Graham Commodity Strategies LLC’s statement of financial condition. The COMEX seats are considered Level 1 assets as described in the Fair Value section of Note 2.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
2. Summary of Significant Accounting Policies (continued)

Fixed Income Securities

The fixed income securities positions are valued at the mean between the last reported bid and ask quotations received from independent brokers. GAIT is exposed to credit risk relating to whether the issuers will meet their obligations when they come due until the fixed income securities held by the Master Funds are sold or reach maturity.

Cash and Cash Equivalents

GAIT classifies all highly liquid investments with a maturity of three months or less at the time of purchase as cash equivalents. Cash deposited with a bank is subject to credit risk. In the event of the bank’s insolvency, recovery of GAIT’s cash would be limited to account insurance or other protection afforded by such deposit. At December 31, 2021 and 2020, GAIT did not have any cash or cash equivalents.

Indemnifications

In the normal course of business, the Master Funds, Cash Assets, and GAIT enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. GAIT’s maximum exposure under these arrangements is unknown; however, GAIT has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At December 31, 2021 and 2020, no accruals have been recorded by GAIT for indemnifications.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
3. Investments in Master Funds

As of December 31, 2021 and 2020, GAIT invested in various Master Funds, all of which were managed by the Manager. GAIT’s investments in these Master Funds, as well as the investment objectives of each Master Fund, are summarized below. Master Funds in which GAIT invested 5% or more of its Members’ Capital are individually identified. All of the Master Funds and GAIT are related parties. The Master Funds do not charge management fees or incentive allocation, and all offer monthly subscriptions and redemptions.

December 31, 2021
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income

Global Macro Funds
Graham Commodity Strategies LLC	3.34%	$1,849,637	$3,009,872

Systematic Macro Funds
Graham K4D Trading Ltd.	5.27%	2,920,308	707,388
	8.61%	$4,769,945	$3,717,260

December 31, 2020
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income

Global Macro Funds
Graham Commodity Strategies LLC	3.52%	$2,103,213	$9,622,548

Systematic Macro Funds
Graham K4D Trading Ltd.	7.27%	4,342,854	189,883
	10.79%	$6,446,067	$9,812,431

The following table summarizes the financial position of each Master Fund as of December 31, 2021:

	Graham Commodity Strategies LLC (Delaware)	Graham K4D Trading Ltd. (BVI)
Assets:
Due from brokers	$54,219,749	$46,687,074
Derivative financial instruments, at fair value	10,252,299	5,746,495
Exchange memberships, at fair value	9,085,145	1,727,865
Dividends receivable	80,756	11,500
Interest receivable	1,197	293
Total assets	73,639,146	54,173,227

Liabilities:
Derivative financial instruments, at fair value	280,016	3,448,896
Interest payable	11,382	17,478
Total liabilities	291,398	3,466,374
Members’ Capital / Net Assets	$73,347,748	$50,706,853

Percentage of Master Fund held by GAIT	2.52%	5.76%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2021:

Description	Number of Contracts / Notional Amounts	Fair Value	Percentage of Members’ Capital
Graham Commodity Strategies LLC
Exchange memberships (cost $3,649,411)
United States (cost $3,649,411)
Financial services (cost $3,649,411)		$9,085,145	12.39%
Total exchange memberships		$9,085,145	12.39%

Derivative financial instruments
Long contracts
Futures
Commodity		$1,237,134	1.68%
Interest rate		(476,955)	(0.65)%
U.S. bond		130,375	0.18%
U.S. index		(1,226,851)	(1.67)%
Total futures		(336,297)	(0.46)%

Forwards
Foreign currency		1,113,521	1.52%
Total forwards		1,113,521	1.52%

Options (cost $26,424,623)
Commodity futures		1,442,372	1.97%
Currency futures		3,844,021	5.24%
Foreign bond futures		272,025	0.37%
Interest rate futures
IMM Euro September 2022 - December 2022, $99.63 - $99.75 Call	3	1,073,538	1.46%
IMM Euro December 2022, $98.25 - $98.88 Put	3	5,652,300	7.71%
Other interest rate futures		(252,463)	(0.35)%
U.S. bond futures		796,750	1.09%
U.S. index futures		1,249,360	1.70%
Total options		14,077,903	19.19%

Swaps
Commodity		(280,016)	(0.38)%
Total swaps		(280,016)	(0.38)%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2021:

Description	Number of Contracts	Fair Value	Percentage of Members’ Capital
Graham Commodity Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity		$(16,800)	(0.02)%
Foreign bond		5,234,595	7.13%
Foreign index		(2,318,737)	(3.16)%
Interest rate		901,827	1.23%
U.S. bond		746,453	1.02%
U.S. index		(6,680)	(0.01)%
Total futures		4,540,658	6.19%

Forwards
Foreign currency		70,145	0.10%
Total forwards		70,145	0.10%

Options (proceeds $16,986,308)
Commodity futures		(708,089)	(0.97)%
Currency futures		(722,252)	(0.98)%
Foreign bond futures		(28,061)	(0.04)%
Interest rate futures
IMM Euro September 2022 - December 2022, $99.50 - $99.88 Call	3	(1,296,569)	(1.77)%
IMM Euro December 2022, $98.50 - $98.63 Put	2	(4,705,788)	(6.42)%
Other interest rate futures		(24,356)	(0.03)%
U.S. bond futures		(1,344,516)	(1.83)%
U.S. index futures		(384,000)	(0.52)%
Total options		(9,213,631)	(12.56)%
Total derivative financial instruments		$9,972,283	13.60%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2021:

Description	Number of Contracts / Notional Amounts	Fair Value	Percentage of Net Assets
Graham K4D Trading Ltd.
Exchange memberships (cost $1,924,208)
United States (cost $1,924,208)
Financial services (cost $1,924,208)		$1,727,865	3.41%
Total exchange memberships		$1,727,865	3.41%

Derivative financial instruments
Long contracts
Futures
Commodity		$6,111,606	12.05%
Currency		(70,744)	(0.14)%
Foreign bond		(1,394,892)	(2.75)%
Foreign index		516,782	1.02%
Interest rate		(2,126)	(0.00)%
U.S. bond		(444,578)	(0.88)%
U.S. index		2,296,230	4.53%
Total futures		7,012,278	13.83%

Forwards
Foreign currency		1,328,234	2.62%
Total forwards		1,328,234	2.62%

Short contracts
Futures
Commodity	(1,456,810)	(2.87)%
Currency	(5,907)	(0.01)%
Foreign bond	(111)	(0.00)%
Foreign index	(2,140,421)	(4.22)%
Interest rate	1,816,526	3.57%
U.S. bond	(1,031)	(0.00)%
U.S. index	(584,485)	(1.15)%
Total futures	(2,372,239)	(4.68)%

Forwards
Foreign currency	(3,670,674)	(7.24)%
Total forwards	(3,670,674)	(7.24)%
Total derivative financial instruments	$2,297,599	4.53%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table shows the fair value classification of each investment type by Master Fund as of December 31, 2021:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.
Assets
Level 1:
Commodity futures	$4,113,190	$7,152,836
Commodity futures options	1,442,372	–
Currency futures	–	12,605
Exchange memberships*	9,085,145	1,727,865
Foreign bond futures	5,234,595	1,102,214
Foreign bond futures options	272,025	–
Foreign index futures	–	516,782
Interest rate futures	901,826	1,821,016
Interest rate futures options	9,001,768	–
U.S. bond futures	1,114,625	11,938
U.S. bond future options	796,750	–
U.S. index futures	1,190,740	2,296,230
U.S. index futures options	1,249,360	–
Total Level 1	34,402,396	14,641,486

Level 2:
Foreign currency forwards	3,203,077	3,484,404
Foreign currency options	3,844,020	–
Total Level 2	7,047,097	3,484,404
Total investment related assets	$41,449,493	$18,125,890

Liabilities
Level 1:
Commodity futures	$(2,892,856)	$(2,498,040)
Commodity futures options	(708,089)	–
Currency futures	–	(89,256)
Foreign bond futures	–	(2,497,217)
Foreign bond futures options	(28,061)	–
Foreign index futures	(2,318,737)	(2,140,421)
Interest rate futures	(476,954)	(6,616)
Interest rate futures options	(8,555,106)	–
U.S. bond futures	(237,797)	(457,547)
U.S. bond future options	(1,344,516)	–
U.S. index futures	(2,424,271)	(584,485)
U.S. index futures options	(384,000)	–
Total Level 1	(19,370,387)	(8,273,582)

Level 2:
Commodity swaps	(280,016)	–
Foreign currency forwards	(2,019,411)	(5,826,844)
Foreign currency options	(722,251)	–
Total Level 2	(3,021,678)	(5,826,844)
Total investment related liabilities	$(22,392,065)	$(14,100,426)

* See each Master Fund’s condensed schedule of investments for breakout of industry and geographic region.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham Commodity Strategies LLC based on its average quarterly notional amounts and number of contracts for the year ended December 31, 2021. The table also displays the fair value of derivative contracts held by Graham Commodity Strategies LLC at December 31, 2021 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and derivative liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative assets	Derivative liabilities
Commodity price
Futures	$160,157,100	2,478	$(17,824,150)	(294)	$4,113,190	$(2,892,856)
Options (a)	51,917,266	2,529	(25,606,504)	(2,187)	1,442,372	(708,089)
Swaps	74,719,984	400,930	-	-	-	(280,016)
	286,794,350	405,937	(43,430,654)	(2,481)	5,555,562	(3,880,961)
Equity price
Futures	189,776,655	1,808	(142,021,171)	(1,378)	1,190,740	(4,743,008)
Options (a)	87,618,175	2,939	(28,825,458)	(2,194)	1,249,360	(384,000)
	277,394,830	4,747	(170,846,629)	(3,572)	2,440,100	(5,127,008)
Foreign currency exchange rate
Forwards	1,008,305,622	N/A	(818,213,619)	N/A	3,203,077	(2,019,411)
Options (a)	587,964,589	27	(523,304,530)	(37)	3,844,020	(722,251)
	1,596,270,211	27	(1,341,518,149)	(37)	7,047,097	(2,741,662)
Interest rate
Futures	2,879,608,916	11,873	(6,021,325,916)	(33,248)	7,251,046	(714,751)
Options (a)	1,499,806,595	40,301	(1,722,139,616)	(41,722)	10,070,543	(9,927,683)
	4,379,415,511	52,174	(7,743,465,532)	(74,970)	17,321,589	(10,642,434)
Total	$6,539,874,902	462,885	$(9,299,260,964)	(81,060)	$32,364,348	$(22,392,065)

(a)	Notional amounts for options are based on the delta-adjusted positions.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham K4D Trading Ltd. based on its average quarterly notional amounts and number of contracts for the year ended December 31, 2021. The table also displays the fair value of derivative contracts held by Graham K4D Trading Ltd. at December 31, 2021 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and derivative liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative assets	Derivative liabilities
Commodity price
Futures	$229,290,080	3,427	$(87,412,380)	(780)	$7,152,836	$(2,498,040)
	229,290,080	3,427	(87,412,380)	(780)	7,152,836	(2,498,040)

Equity price
Futures	253,211,004	1,455	(50,035,289)	(380)	2,813,012	(2,724,906)
	253,211,004	1,455	(50,035,289)	(380)	2,813,012	(2,724,906)

Foreign currency exchange rate
Forwards	197,256,363	N/A	(550,659,993)	N/A	3,484,404	(5,826,844)
Futures	6,531,283	66	(8,079,620)	(87)	12,605	(89,256)
	203,787,646	66	(558,739,613)	(87)	3,497,009	(5,916,100)

Interest rate
Futures	1,521,988,805	7,496	(545,462,419)	(3,036)	2,935,168	(2,961,380)
	1,521,988,805	7,496	(545,462,419)	(3,036)	2,935,168	(2,961,380)
Total	$2,208,277,535	12,444	$(1,241,649,701)	(4,283)	$16,398,025	$(14,100,426)

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
3. Investments in Master Funds (continued)

When multiple derivative contracts are held with the same counterparty, the Master Funds will net the contracts in an asset position with the contracts in a liability position when covered by a master netting agreement or similar arrangements, for presentation in the statements of financial condition. The table below displays the amounts at December 31, 2021 by which the fair values of both derivative assets and derivative liabilities were reduced within the Master Funds’ statements of financial condition as a result of this netting. Gross amounts below correspond to the total derivative asset and derivative liability balances categorized by primary underlying risk and product type in the preceding tables. Collateral pledged (received) for derivative assets and derivative liabilities represent the cash amounts which are included in due from brokers on the statements of financial condition. Actual collateral pledged or received by the Master Funds may exceed these amounts.

Description	Gross Amount	Gross Amount Offset in the Statements of Financial Condition	Net Amount Presented in the Statements of Financial Condition	Collateral (Received) / Pledged	Net Amount

Graham Commodity Strategies LLC[1]
Derivative assets	$32,364,348	$(22,112,049)	$10,252,299	$–	$10,252,299
Derivative liabilities	$(22,392,065)	$22,112,049	$(280,016)	$280,016	$–

Graham K4D Trading Ltd.[2]
Derivative assets	$16,398,025	$(10,651,530)	$5,746,495	$–	$5,746,495
Derivative liabilities	$(14,100,426)	$10,651,530	$(3,448,896)	$3,448,896	$–

1 Net derivative asset and liability amounts presented in the statement of financial condition are held with three counterparties. At December 31, 2021, additional collateral pledged in the amount of $53,836,615 was posted in support of derivative positions and is included in due from brokers on the statement of financial condition.

2 Net derivative asset and liability amounts presented in the statement of financial condition are held with two counterparties. The Fund has pledged collateral to both of those counterparties as of December 31, 2021. At December 31, 2021, additional collateral pledged in the amount of $43,238,178 was posted in support of derivative positions and is included in due from brokers on the statement of financial condition.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table summarizes the results of operations of each Master Fund for the year ended December 31, 2021:

	Graham Commodity Strategies LLC	Graham K4D Trading Ltd.

Net investment income (loss)	$36,971	$(79,643)

Net realized gain on investments	121,209,519	20,694,135
Net increase (decrease) in unrealized appreciation on investments	3,180,758	(15,726,939)
Brokerage commissions and fees	(5,317,907)	(318,762)
Net gain on investments	119,072,370	4,648,434
Net income	$119,109,341	$4,568,791

The following table shows the gains and losses on all derivative financial instruments held by the Master Funds reported in net realized gain and net increase (decrease) in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the year ended December 31, 2021:

	Graham Commodity Strategies LLC		Graham K4D Trading Ltd.
	Net realized gain on investments	Net decrease in unrealized appreciation on investments	Net realized gain on investments	Net decrease in unrealized appreciation on investments
Commodity price
Futures	$21,056,892	$(1,101,538)	$33,798,765	$(7,178,065)
Options	(5,856,562)	(870,366)	–	–
Swaps	–	(280,016)	–	–
	15,200,330	(2,251,920)	33,798,765	(7,178,065)
Equity price
Futures	63,867,870	(4,394,378)	20,989,263	(6,483,706)
Options	3,584,534	24,251	–	–
	67,452,404	(4,370,127)	20,989,263	(6,483,706)
Foreign currency exchange rate
Forwards	59,126,582	(988,466)	7,864,793	(1,440,956)
Futures	–	–	53,757	(166,457)
Options	(22,508,573)	(7,555,635)	–	–
	36,618,009	(8,544,101)	7,918,550	(1,607,413)
Interest rate
Futures	769,574	9,556,951	(42,032,916)	(799,784)
Options	7,581,042	510,249	–	–
	8,350,616	10,067,200	(42,032,916)	(799,784)
Total	$127,621,359	$(5,098,948)	$20,673,662	$(16,068,968)

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

Description	Gross Amount	Gross Amount Offset in the Statements of Financial Condition	Net Amount Presented in the Statements of Financial Condition	Collateral (Received) / Pledged	Net Amount

Graham Commodity Strategies LLC[1]
Derivative assets	$55,089,044	$(35,400,539)	$19,688,505	$–	$19,688,505
Derivative liabilities	$(35,400,539)	$35,400,539	$–	$–	$–

Graham K4D Trading Ltd.[2]
Derivative assets	$23,281,025	$(4,013,426)	$19,267,599	$–	$19,267,599
Derivative liabilities	$(4,914,458)	$4,013,426	$(901,032)	$901,032	$–

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

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table shows the gains and losses on all derivative financial instruments held by the Master Funds reported in net realized gain (loss) and net increase (decrease) in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the year ended December 31, 2020:

	Graham Commodity Strategies LLC		Graham K4D Trading Ltd.
	Net realized gain on investments	Net decrease in unrealized appreciation on investments	Net realized gain on investments	Net decrease in unrealized appreciation on investments
Commodity price
Futures	$100,271,570	$(4,401,972)	$(4,596,061)	$11,793,257
Options	1,145,452	(4,873,042)	–	–
	101,417,022	(9,275,014)	(4,596,061)	11,793,257
Equity price
Futures	119,015,811	242,081	(38,171,035)	6,211,831
Options	(18,667,775)	(3,000,908)	–	–
	100,348,036	(2,758,827)	(38,171,035)	6,211,831
Foreign currency exchange rate
Forwards	119,595,110	11,030,427	(13,035,847)	1,558,513
Futures	(2,697)	(11,107)	(251,266)	105,429
Options	(12,378,567)	7,550,128	–	–
	107,213,846	18,569,448	(13,287,113)	1,663,942
Interest rate
Futures	83,733,070	(4,997,162)	31,074,883	4,269,922
Options	6,790,366	743,321	–	–
Swaps	(257,037)	–	–	–
	90,266,399	(4,253,841)	31,074,883	4,269,922
Total	$399,245,303	$2,281,766	$(24,979,326)	$23,938,952

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
4. Graham Cash Assets LLC

GAIT invests a portion of its excess liquidity in Cash Assets, an entity for which the Manager is also the sole investment advisor. Cash Assets commenced operations on June 22, 2005 and was formed as a Delaware Limited Liability Company for the purpose of consolidating investment activity of multiple funds managed by the Manager. Its objective is to preserve capital while enhancing return on cash balances and providing daily liquidity. It invests in debt obligations guaranteed by the U.S. federal government which generally range in maturity from one to thirty months. Cash Assets also maintains cash and cash equivalents on deposit with major U.S. institutions. Cash Assets values all fixed income securities at amortized cost which approximates fair value. GAIT’s investment in Cash Assets is valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP based upon GAIT’s proportionate share of Cash Assets’ reported net asset value. GAIT’s investment in Cash Assets at December 31, 2021 and 2020 is $51,121,197 and $54,304,841, respectively, which represents a percentage of GAIT’s Members’ Capital of 92.28% and 90.90%, respectively.

GAIT records its proportionate share of Cash Assets’ realized gains and losses and investment income and expenses on a monthly basis. For the years ended December 31, 2021 and 2020, the total amount recognized by GAIT with respect to its investment in Cash Assets was $54,144 and $555,205, respectively. These amounts are included in interest income in the statements of operations and incentive allocation. At December 31, 2021 and 2020, GAIT owned approximately 0.85% and 0.97%, respectively, of Cash Assets. The following table summarizes the financial position of Cash Assets as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Assets:
Cash and cash equivalents	$782,211,779	$597,659,902
Investments in fixed income securities (amortized cost $5,216,759,460 and $4,972,093,470, respectively)	5,216,759,460	4,972,093,470
Interest receivable	14,020,531	14,546,327
Total assets	6,012,991,770	5,584,299,699

Liabilities:
Accrued bank fee expense	13,258	-
Total liabilities	13,258	-
Members’ capital	$6,012,978,512	$5,584,299,699

The following table summarizes the results of operations of Cash Assets for the years ended December 31, 2021 and 2020:
	2021	2020
Realized gain on investments
Net realized gain on investments	$-	$2,283,203
Net gain on investments	-	2,283,203

Investment income
Interest income	6,209,754	59,981,929
Total investment income	6,209,754	59,981,929

Expenses:
Bank fee expense	234,395	218,174
Total expenses	234,395	218,174
Net investment income	5,975,359	59,763,755
Net income	$5,975,359	$62,046,958

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
4. Graham Cash Assets LLC (continued)

The following represents the condensed schedule of investments of Cash Assets as of December 31, 2021:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (amortized cost $5,216,759,460)
United States
Government Bonds (amortized cost $4,816,763,885)
U.S. Treasury bonds 0.13% – 2.50% due 01/15/2022 – 05/31/2023	$4,800,000,000	$4,816,763,885	80.11%
Total Government Bonds		4,816,763,885	80.11%

Treasury Bills (amortized cost $399,995,575)
U.S Treasury bills 0.00% due 01/20/2022 – 02/03/2022	400,000,000	399,995,575	6.65%
Total Treasury Bills		399,995,575	6.65%
Total United States		5,216,759,460	86.76%
Total Investments in Fixed Income Securities		$5,216,759,460	86.76%

The following represents the condensed schedule of investments of Cash Assets as of December 31, 2020:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (amortized cost $4,972,093,470)
United States
Government Bonds (amortized cost $3,372,351,436)
U.S. Treasury bonds 1.38% due 5/31/2021	$300,000,000	$301,566,528	5.40%
U.S. Treasury bonds 1.63% due 6/30/2021	300,000,000	302,271,599	5.41%
U.S. Treasury bonds 2.63% due 5/15/2021	300,000,000	302,807,030	5.42%
U.S. Treasury bonds 2.63% due 6/15/2021	300,000,000	303,467,081	5.43%
U.S. Treasury bonds 1.13% – 2.63% due 01/15/2021 – 10/31/2021	2,150,000,000	2,162,239,198	38.73%
Total Government Bonds		3,372,351,436	60.39%

Treasury Bills (amortized cost $1,599,742,034)
U.S Treasury bills 0.00% due 01/07/2021 – 04/22/2021	1,600,000,000	1,599,742,034	28.65%
Total Treasury Bills		1,599,742,034	28.65%
Total United States		4,972,093,470	89.04%
Total Investments in Fixed Income Securities		$4,972,093,470	89.04%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
4. Graham Cash Assets LLC (continued)

Cash Assets reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP. The following table shows the fair value classification of each investment type held by Cash Assets as of December 31, 2021 and 2020:

	2021	2020
Assets
Level 2:
Fixed income securities
Government bonds	$4,816,763,885	$3,372,351,436
Treasury bills	399,995,575	1,599,742,034
Total fixed income securities	5,216,759,460	4,972,093,470
Total Level 2	5,216,759,460	4,972,093,470
Total assets	$5,216,759,460	$4,972,093,470

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

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
6. Fees and Related Party Transactions

Advisory Fees

Each Class of GAIT other than Class M paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate of 1.50% of the Members’ Capital of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is affected with respect to Units of such Class during the month. The Advisory Fees paid to the Manager for the years ended December 31, 2021 and 2020 were $870,429 and $845,384, respectively.

Sponsor Fees

Each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Members’ Capital specified for the periods in the table below. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee. The Sponsor Fees paid to the Manager for the years ended December 31, 2021 and 2020 were $459,358 and $450,565, respectively.

Class 0	Class 2

0.50%	1.25%

Incentive Allocation

At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced effective as of the date of any redemption of any Units of such class by multiplying the loss carryforward by the ratio that the amount of assets redeemed from such class bears to the net assets of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made. Incentive Allocation for the years ended December 31, 2021 and 2020 were $855,525 and $1,068,033, respectively.

Any portion of any of the above fees, including the Incentive Allocation, may be paid by the Manager to third parties as compensation for selling activities in connection with GAIT.

Administrator’s Fee

For the years ended December 31, 2021 and 2020, GAIT paid SEI a monthly administrator’s fee based on GAIT’s Members’ Capital, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, incurred by GAIT were $76,111 and $74,748, respectively.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
7. Income Taxes

No provision for income taxes has been made in the accompanying financial statements, as members are individually responsible for reporting income or loss based upon their respective share of GAIT’s income and expenses for income tax purposes.

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing GAIT’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a “more-likely-than-not” threshold would be recorded as a tax expense in the current year. GAIT identifies its major tax jurisdictions as the U.S. for Federal tax purposes, Connecticut for state tax purposes and various international jurisdictions.. The Manager has evaluated GAIT’s tax positions for all open tax years under the respective statutes of limitations (generally three years in the U.S. but varying in non-US jurisdictions) and has concluded that there are no significant tax positions requiring recognition, measurement, or disclosure in the financial statements. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination. Any assessment for interest or penalties on taxes related to uncertain tax positions, when present, would be included in interest and penalties on tax on the statements of operations and incentive allocation. During the years ended December 31, 2021 and 2020, no such interest and/or penalties were assessed to GAIT.

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

9. Financial Highlights

The following is the per Unit operating performance calculation for the years ended December 31, 2021 and 2020:

	Class 0	Class 2
Per unit operating performance
Net asset value per Unit, December 31, 2019	$152.04	$108.35
Net income:
Net investment loss	(6.71)	(3.92)
Net gain on investments	27.73	19.80
Net income	21.02	15.88
Net asset value per Unit, December 31, 2020	173.06	124.23
Net income:
Net investment loss	(7.45)	(6.27)
Net gain on investments	10.66	7.72
Net income	3.21	1.45
Net asset value per Unit, December 31, 2021	$176.27	$125.68

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
9. Financial Highlights (continued)

The following represents ratios to average Members’ Capital, excluding the Managing Member, and total return for the years ended December 31, 2021 and 2020:

	Class 0		Class 2
	2021	2020	2021	2020

Total return before Incentive Allocation	3.50%	16.34%	2.75%	15.65%
Incentive Allocation	(1.65)	(2.52)	(1.58)	(1.00)
Total return after Incentive Allocation	1.85%	13.82%	1.17%	14.65%

Net investment loss before Incentive Allocation	(2.67)%	(1.62)%	(3.42)%	(2.37)%
Incentive Allocation	(1.50)	(2.52)	(1.48)	(1.00)
Net investment loss after Incentive Allocation	(4.17)%	(4.14)%	(4.90)%	(3.37)%

Total expenses before Incentive Allocation	2.75%	2.65%	3.50%	3.40%
Incentive Allocation	1.50	2.52	1.48	1.00
Total expenses after Incentive Allocation	4.25%	5.17%	4.98%	4.40%

Total return is calculated for Class 0 and Class 2 units taken as a whole. Total return is calculated as the change in total Members’ Capital, excluding that of the Managing Member, adjusted for subscriptions or redemptions during the year. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for the Class 0 and Class 2 units taken as a whole and include amounts from GAIT and net investment loss and expenses allocated from the Master Funds and investment income from Cash Assets. The computation of such ratios is based on the amount of net investment loss, total expenses, and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of Members’ Capital of GAIT, excluding that of the Managing Member, for the years ended December 31, 2021 and 2020.

10. Subsequent Events

GAIT had no subscriptions and redemptions of approximately $0.73 million from January 1, 2022 through March 30, 2022, the date through which subsequent events were evaluated by management.  These amounts have not been included in the financial statements.

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

Based on their evaluation as of December 31, 2021, the Manager, along with the Manager’s principal executive officer and principal financial officer, has concluded that the Manager’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

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

Management assessed the effectiveness of the Manager’s internal control over financial reporting for the Fund as of December 31, 2021. Management based its assessment on criteria established in Internal Control – Integrated Framework issues by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 2013. As a result of this assessment and based on the criteria in the COSO framework, management, including the principal financial and principal executive officers, has concluded that, as of December 31, 2021, the Manager’s internal control over financial reporting for the Fund was effective.

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

Item 9B:	OTHER INFORMATION

None.

Item 9C:	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

Item 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

GAIF II itself has no officers, directors or employees.  GAIF II’s affairs are managed by the Manager.  The general partner of the Manager is KGT, Inc.  Kenneth G. Tropin is the sole director of KGT, Inc.  Messrs. Brian Douglas, Pablo Calderini, and George Schrade serve as Chief Executive Officer, President and Chief Investment Officer, and Chief Financial Officer, respectively, of the Manager. None of these individuals currently serves as a director of a public company. Messrs. Kenneth G. Tropin, Brian Douglas, Pablo Calderini, and George Schrade each have filed initial reports on Form 3.

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

As described under “Item 1. Business,” the Fund pays the Manager the Sponsor Fee. For the year ended December 31, 2021, the Fund paid the Manager Sponsor Fees of $229,885.

As compensation for its services as investment manager to the Fund, the Manager is paid the Advisory Fees described under “Item 1. Business,” and may receive Incentive Allocations also as described under “Item 1. Business.” For the year ended December 31, 2021, the Fund paid the Manager Advisory Fees of $441,730 and the Manager received an Incentive Allocation of $425,718.

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

 The aggregate fees billed for each of the last two fiscal years for professional services rendered by Ernst & Young LLP (“EY”) for each of the years ended December 31, 2021 and December 31, 2020 for the audit of the Fund’s annual financial statements on Form 10-K, review of financial statements included in the Fund’s Forms 10-Q and other services normally provided in connection with regulatory filings or engagements were:

FEE CATEGORY	2021		2020
Audit Fees	$56,562	*	$54,177
Audit-Related Fees	–		–
Tax Fees	32,900	*	32,800
All Other Fees	–		–
TOTAL FEES	$89,462	*	$86,977

*	Amount expected to be billed for 2021 services.

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

Tax Fees, shown in (1) above, consist of fees paid to EY for professional services rendered in connection with tax compliance and Fund income tax return filings.

(4)	All Other Fees

None.

(5)	Not Applicable.

(6)	Not Applicable.

Item 15:	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Consolidated Financial Statements

Consolidated Statements of Financial Condition at December 31, 2021 and 2020
Consolidated Statements of Operations for the years ended December 31, 2021 and 2020
Consolidated Statements of Changes in Members’ Capital for the years ended December 31, 2021 and 2020
Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020
Notes to Consolidated Financial Statements

(b)	Exhibits

The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference.

Exhibit Designation	Description
* 3.1	Certificate of Formation of Graham Alternative Investment Fund II LLC
**3.1(a)	Certificate of Amendment to Certificate of Formation of Graham Alternative Investment Fund II LLC
**3.2	Amended and Restated Limited Liability Company Agreement of Graham Alternative Investment Fund II LLC
****4.1	Description of Securities
* 10.1	Form of Subscription Agreement
* 10.2	Form of Placement Agreement
***10.10	Safekeeping Account Agreement between Graham Cash Assets LLC and Bank of America, N.A.
**** 31.1	Rule 13a-14(a)/15d Certification (Certification of Principal Executive Officer).
**** 31.2	Rule 13a-14(a)/15d Certification (Certification of Principal Financial Officer).
**** 32.1	Section 1350 Certification (Certification of Principal Executive Officer and Principal Financial Officer)
**** 101.SCH	Inline XBRL Taxonomy Extension Schema Document
**** 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
**** 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
**** 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
**** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
**** 104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Dated: March 30, 2022	GRAHAM ALTERNATIVE INVESTMENT FUND II LLC BLENDED STRATEGIES PORTFOLIO

	By:	GRAHAM CAPITAL MANAGEMENT, L.P.
its Manager

		By:	/s/ Brian Douglas
Brian Douglas, Principal Executive Officer

By:	/s/ George Schrade
George Schrade, Principal Financial Officer