Form 10-Q
period 2022-03-31
GRAHAM ALTERNATIVE INVESTMENT FUND II LLC
filed 2022-05-16
CIK 1461237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of the
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Yes ☐ No ☒

As of May 1, 2022, 180,718.317 Units of the Blended Strategies Portfolio were outstanding.

GRAHAM ALTERNATIVE INVESTMENT FUND II LLC

BLENDED STRATEGIES PORTFOLIO
FORM 10-Q

Exhibits		66

EX - 31.1	Certification
EX - 31.2	Certification
EX - 32.1	Certification

Index
PART I

Item 1.	Financial Statements

 Graham Alternative Investment Fund II LLC
Blended Strategies Portfolio
Consolidated Statements of Financial Condition
	March 31, 2022 (Unaudited)	December 31, 2021 (Audited)

Assets
Investment in Graham Alternative Investment Trading LLC, at fair value	$32,024,394	$28,162,703
Redemptions receivable from Graham Alternative Investment Trading LLC	–	10,000
Total assets	$32,024,394	$28,172,703

Liabilities and members’ capital
Liabilities:
Redemptions payable	$–	$10,000
Total liabilities	–	10,000

Members’ capital:
Class 0 Units (101,946.956 and 101,946.956 units issued and outstanding at $200.75 and $176.27, respectively)	20,465,525	17,970,556
Class 2 Units (80,819.282 and 81,096.662 units issued and outstanding at $143.02 and $125.68, respectively)	11,558,869	10,192,147
Total members’ capital	32,024,394	28,162,703
Total liabilities and members’ capital	$32,024,394	$28,172,703

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Unaudited Consolidated Statements of Operations

	Three Months Ended March 31,
	2022	2021
Net gain allocated from investment in Graham Alternative Investment Trading LLC:
Net realized gain on investment	$4,088,388	$2,478,274
Net increase (decrease) in unrealized appreciation on investment	725,971	(541,105)
Brokerage commissions and fees	(25,540)	(18,328)
Net gain allocated from investment in Graham Alternative Investment Trading LLC	4,788,819	1,918,841

Net investment loss allocated from investment in Graham Alternative Investment Trading LLC:
Investment income:
Interest income	10,862	10,842

Expenses:
Incentive allocation	678,638	346,636
Advisory fees	115,133	109,909
Sponsor fees	59,183	57,817
Professional fees	36,036	17,774
Administrator’s fee	9,768	9,310
Interest expense	1,792	1,693
Total expenses	900,550	543,139
Net investment loss allocated from investment in Graham Alternative Investment Trading LLC	(889,688)	(532,297)
Net income	$3,899,131	$1,386,544

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Unaudited Consolidated Statements of Changes in Members’ Capital

For the Three Months Ended March 31, 2022 and 2021

	Class 0 Units		Class 2 Units
	Units	Capital	Units	Capital	Total Members’ Capital

Members’ capital, December 31, 2020	102,935.438	$17,813,986	89,986.690	$11,178,871	$28,992,857
Subscriptions	–	–	–	–	–
Redemptions	(780.118)	(141,545)	(1,845.629)	(240,024)	(381,569)
Net income	–	862,680	–	523,864	1,386,544
Members’ capital, March 31, 2021	102,155.320	$18,535,121	88,141.061	$11,462,711	$29,997,832

	Class 0 Units		Class 2 Units
	Units	Capital	Units	Capital	Total Members’ Capital

Members’ capital, December 31, 2021	101,946.956	$17,970,556	81,096.662	$10,192,147	$28,162,703
Subscriptions	–	–	–	–	–
Redemptions	–	–	(277.380)	(37,440)	(37,440)
Net income	–	2,494,969	–	1,404,162	3,899,131
Members’ capital, March 31, 2022	101,946.956	$20,465,525	80,819.282	$11,558,869	$32,024,394

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Graham Alternative Investment Fund II LLC
Blended Strategies Portfolio
Unaudited Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2022	2021
Cash flows provided by operating activities
Net income	$3,899,131	$1,386,544
Adjustments to reconcile net income to net cash provided by operating activities:
Net (income) allocated from investment in Graham Alternative Investment Trading LLC	(3,899,131)	(1,386,544)
Proceeds from sale of investment in Graham Alternative Investment Trading LLC	47,440	79,131
Net cash provided by operating activities	47,440	79,131

Cash flows used in financing activities
Subscriptions	–	–
Redemptions (net of redemptions payable)	(47,440)	(79,131)
Net cash used in financing activities	(47,440)	(79,131)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund II LLC

Blended Strategies Portfolio

Notes to Unaudited Consolidated Financial Statements

March 31, 2022
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

As a Series Limited Liability Company each series is legally segregated, and the assets associated with each series are held separately and accounted for in separate and distinct records from the assets of any other series of GAIF II. The debts, liabilities, obligations, and expenses incurred, contracted for or otherwise existing with respect to a particular series are enforceable against the assets of such series only, and not against the assets of GAIF II generally or any other series thereof. Further, none of the debts, liabilities, obligations, and expenses incurred, contracted for or otherwise existing with respect to GAIF II are enforceable against the assets of any other series.  As of March 31, 2022 and March 31, 2021, only the Blended Strategies Portfolio is open and available to investors.

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

At March 31, 2022 and December 31, 2021, the Fund owned 51.44% and 50.83%, respectively of GAIT.

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

The Fund’s investment in GAIT has been valued at net asset value using the practical expedient. Accordingly, under U.S. GAAP, this investment is excluded from categorization in the fair value hierarchy. There were no Level 3 assets or liabilities held at any point during the three months ended March 31, 2022 or the year ended December 31, 2021 by the Fund, GAI, GAIT, the Master Funds or Cash Assets.

Cash and Cash Equivalents

The Fund classifies all highly liquid investments with a maturity of three months or less at the time of purchase as cash equivalents on the statements of financial condition. Cash deposited with a bank is subject to credit risk. In the event of the bank’s insolvency, recovery of the Fund’s cash would be limited to account insurance or other protection afforded by such deposit, which could be substantially less than the amount deposited. At March 31, 2022 and December 31, 2021, the Fund did not have any cash or cash equivalents.

Indemnifications

In the normal course of business, the Master Funds, GAIT, Cash Assets, GAI, and the Fund enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. The Fund’s maximum exposure under these arrangements is unknown; however, the Fund has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At March 31, 2022 and December 31, 2021, no accruals have been recorded by the Fund for indemnifications.

See attached financial statements of Graham Alternative Investment Trading LLC.

Index

Graham Alternative Investment Fund II LLC
Blended Strategies Portfolio
Notes to Unaudited Consolidated Financial Statements (continued)
3. Capital Accounts

The Fund offers two classes (each a “Class”) of Units, being Class 0 Units and Class 2 Units. The Fund may issue additional Classes in the future subject to different fees, expenses, or other terms, or may invest in other investment programs or combinations of investment programs managed by the Manager.

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

Subscriptions

Units may be purchased at a price equal to the Net Asset Value per Unit of the relevant Class as of the immediately preceding Valuation Day, as defined in the LLC Agreement. The minimum initial subscription from each investor in each Class is $10,000. Members may subscribe for additional Units in a minimum amount of not less than $5,000. Any initial or additional cash received prior to or on March 31, 2022, if any, for Fund shares related to the subsequent period is considered a subscription received in advance on March 31, 2022. The new subscription does not receive an allocation of income or expense from the Fund and is recorded as a liability on the statement of financial condition as subscriptions received in advance.

Units are available for subscription as of the first business day of each month upon written notice of at least three business days prior to the last business day of the preceding month.

Redemption of Units

Units are not subject to any minimum holding period. Members may redeem Units at the Net Asset Value thereof as of each Valuation Day, as defined in the LLC Agreement, upon not less than three business days’ prior written notice to the administrator. A partial redemption request for an amount less than $10,000 will not be accepted, nor will a redemption request be accepted to the extent that it would result in an investor owning less than $10,000. The redemption proceeds will normally be remitted within 15 business days after the Valuation Day, without interest for the period from the Valuation Day to the payment date. Redemptions paid after the end of a period, based upon end-of-period share values, if any, are reflected as redemptions payable on the statement of financial condition.

4. Fees and Related Party Transactions

Advisory Fees

Each Class of GAIT other than Class M paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate of 1.50% of the Members’ Capital of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is affected with respect to Units of such Class during the month. For the three months ended March 31, 2022 and 2021, the Advisory Fees allocated to the Fund by each Class of GAIT totaled $115,133 and $109,909, respectively.

See attached financial statements of Graham Alternative Investment Trading LLC.

Index

Graham Alternative Investment Fund II LLC
Blended Strategies Portfolio
Notes to Unaudited Consolidated Financial Statements (continued)
4. Fees and Related Party Transactions (continued)
Sponsor Fees

Each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Members’ Capital specified in the table below. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee. For the three months ended March 31, 2022 and 2021, the Sponsor Fees allocated to the Fund by each Class of GAIT totaled $59,183 and $57,817, respectively.

Class 0	Class 2
0.50%	1.25%

Incentive Allocation

At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class of GAIT, as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced, effective as of the date of any redemption of any Units of such class, by multiplying the loss carryforward by the ratio that the amount of Members’ Capital redeemed from such class bears to the Members’ Capital of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made to Graham Capital LLC. For the three months ended March 31, 2022 and 2021, Incentive Allocation of $678,638 and $346,636, respectively were allocated to the Fund by GAIT.

Any portion of any of the above fees, including the Incentive Allocation, may be paid by the Manager to third parties as compensation for selling activities in connection with the Fund.

Administrator’s Fee

For the three months ended March 31, 2022 and 2021, GAIT paid SEI a monthly administrator’s fee based on GAIT’s Members’ Capital, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, allocated to the Fund by GAIT for the three months ended March 31, 2022 and 2021 were $9,768 and $9,310, respectively.

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

Index
Graham Alternative Investment Fund II LLC
Blended Strategies Portfolio
Notes to Unaudited Consolidated Financial Statements (continued)
5. Income Taxes (continued)

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a “more-likely-than-not” threshold would be recorded as a tax expense in the current year. The Fund identifies its major tax jurisdictions as the U.S. for Federal tax purposes, Connecticut for state tax purposes and various international jurisdictions. The Manager has evaluated the Fund’s tax positions for all open tax years under the respective statutes of limitations (generally three years in the U.S. but varying in non-U.S. jurisdictions) and has concluded that there are no significant tax positions requiring recognition, measurement, or disclosure in the consolidated financial statements. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination. Any assessment for interest or penalties on taxes related to uncertain tax positions, when present, would be included in interest and penalties on tax on the consolidated statements of operations. No such interest and/or penalties were assessed to the Fund for the three months ended March 31, 2022 and 2021.

6. Risk Factors

Global economic, political and market conditions may adversely affect the Fund’s operations. The current global financial market situation, as well as various social and political circumstances in the United States and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. For example, the outbreak of coronavirus, or COVID-19, in many countries continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The outbreak of COVID-19 and any continued volatility or economic downturn related to it may have a material adverse impact on Fund’s operations.

7. Financial Highlights

The following is the per Unit operating performance calculation for the three months ended March 31, 2022 and 2021:

	Class 0	Class 2
Per unit operating performance
Net asset value per Unit, December 31, 2020	$173.06	$124.23
Net income:
Net investment loss	(3.08)	(2.41)
Net gain on investments	11.46	8.23
Net income	8.38	5.82
Net asset value per Unit, March 31, 2021	$181.44	$130.05

Net asset value per Unit, December 31, 2021	$176.27	$125.68
Net income:
Net investment loss	(5.52)	(4.04)
Net gain on investments	30.00	21.38
Net income	24.48	17.34
Net asset value per Unit, March 31, 2022	$200.75	$143.02

The following represents ratios to average Members’ Capital and total return for the three months ended March 31, 2022 and 2021:

	Class 0		Class 2
	2022	2021	2022	2021

Total return before Incentive Allocation	16.34%	6.06%	16.13%	5.88%
Incentive Allocation	(2.46)	(1.22)	(2.33)	(1.19)
Total return after Incentive Allocation	13.88%	4.84%	13.80%	4.69%

Net investment loss before Incentive Allocation	(0.63)%	(0.56)%	(0.82)%	(0.75)%
Incentive Allocation	(2.30)	(1.20)	(2.19)	(1.16)
Net investment loss after Incentive Allocation	(2.93)%	(1.76)%	(3.01)%	(1.91)%

Total expenses before Incentive Allocation	0.67%	0.60%	0.86%	0.79%
Incentive Allocation	2.30	1.20	2.19	1.16
Total expenses after Incentive Allocation	2.97%	1.80%	3.05%	1.95%

Total return is calculated for Class 0 and Class 2 Units taken as a whole. Total return is calculated as the change in total Members’ Capital adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for Class 0 and Class 2 Units taken as a whole and include net amounts allocated from GAIT. The computation of such ratios is based on the amount of net investment loss, expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of Members’ Capital for Class 0 and Class 2 Units of the Fund for the three months ended March 31, 2022 and 2021 and are not annualized.

8. Subsequent Events

Effective May 2, 2022, the Fund name was changed to Core Macro Portfolio.

The Fund had no subscriptions and redemptions of approximately $0.4 million from April 1, 2022 through May 16, 2022, the date through which subsequent events were evaluated by management. These amounts have not been included in the consolidated financial statements.

See attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Trading LLC

Statements of Financial Condition

	March 31, 2022 (Unaudited)	December 31, 2021 (Audited)
Assets
Investments in Master Funds, at fair value	$4,202,960	$4,769,945
Investment in Graham Cash Assets LLC, at fair value	59,659,939	51,121,197
Receivable from Master Funds	130	44
Total assets	$63,863,029	$55,891,186

Liabilities and members’ capital
Liabilities:
Redemptions payable	$1,369,661	$263,800
Accrued professional fees	115,381	114,472
Accrued advisory fees	78,756	68,959
Accrued sponsor fees	41,662	36,436
Accrued administrator’s fee	6,810	6,154
Payable to Master Funds	87	825
Total liabilities	1,612,357	490,646

Members’ capital:
Class 0 Units (182,719.940 and 185,533.074 units issued and outstanding at $200.75 and $176.27 per unit, respectively)	36,680,433	32,704,572
Class 2 Units (165,367.572 and 167,534.772 units issued and outstanding at $143.02 and $125.68 per unit, respectively)	23,651,092	21,055,621
Class M Units (4,671.470 units issued and outstanding at $410.82 and $351.14 per unit, respectively)	1,919,147	1,640,347
Total members’ capital	62,250,672	55,400,540
Total liabilities and members’ capital	$63,863,029	$55,891,186

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Condensed Schedules of Investments

	March 31, 2022 (Unaudited)		December 31, 2021 (Audited)
Description	Fair Value	Percentage of Members’ Capital	Fair Value	Percentage of Members’ Capital

Investments in Master Funds, at fair value
Graham Commodity Strategies LLC	$1,884,352	3.03%	$1,849,637	3.34%
Graham Derivatives Strategies LLC	489,851	0.79%	–	0.00%
Graham K4D Trading Ltd.	1,828,757	2.93%	2,920,308	5.27%
Total investments in Master Funds	$4,202,960	6.75%	$4,769,945	8.61%

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Operations and Incentive Allocation

	Three Months Ended March 31,
	2022	2021
Net gain allocated from investments in Master Funds:
Net realized gain on investments	$7,981,451	$5,095,467
Net increase (decrease) in unrealized appreciation on investments	1,422,516	(1,122,610)
Brokerage commissions and fees	(49,856)	(37,646)
Net gain allocated from investments in Master Funds	9,354,111	3,935,211

Net investment (loss) allocated from investments in Master Funds	(3,806)	(237)

Investment income:
Interest income	24,812	22,358
Total investment income	24,812	22,358

Expenses:
Advisory fees	218,151	219,830
Sponsor fees	115,406	116,640
Professional fees	69,385	36,351
Administrator’s fee	19,083	19,124
Interest expense	3,500	3,479
Total expenses	425,525	395,424
Net investment loss of the Fund	(400,713)	(373,066)

Net income	8,949,592	3,561,908

Incentive allocation	(1,280,643)	(692,262)

Net income available for pro-rata allocation to all members	$7,668,949	$2,869,646

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Changes in Members’ Capital

For the Three Months Ended March 31, 2022 and 2021

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2020	203,816.771	$35,272,482	184,460.524	$22,915,191	4,671.470	$1,556,178	$59,743,851
Subscriptions	–	–	–	–	–	–	–
Redemptions	(3,043.519)	(538,957)	(3,178.647)	(411,629)	–	(692,262)	(1,642,848)
Incentive allocation	–	(424,238)	–	(268,024)	–	692,262	–
Net income	–	2,119,121	–	1,340,122	–	102,665	3,561,908
Members’ capital, March 31, 2021	200,773.252	$36,428,408	181,281.877	$23,575,660	4,671.470	$1,658,843	$61,662,911

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2021	185,533.074	$32,704,572	167,534.772	$21,055,621	4,671.470	$1,640,347	$55,400,540
Subscriptions	–	–	–	–	–	–	–
Redemptions	(2,813.134)	(531,377)	(2,167.200)	(287,440)	–	(1,280,643)	(2,099,460)
Incentive allocation	–	(794,593)	–	(486,050)	–	1,280,643	–
Net income	–	5,301,831	–	3,368,961	–	278,800	8,949,592
Members’ capital, March 31, 2022	182,719.940	$36,680,433	165,367.572	$23,651,092	4,671.470	$1,919,147	$62,250,672

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

 Unaudited Statements of Cash Flows

	Three Months Ended March 31,
	2022	2021
Cash flows provided by operating activities
Net income	$8,949,592	$3,561,908
Adjustments to reconcile net income to net cash provided by operating activities:
Net (income) allocated from investments in Master Funds	(9,350,305)	(3,934,974)
Net (income) allocated from investment in Graham Cash Assets LLC	(24,812)	(22,358)
Proceeds from sale of investments in Master Funds	21,067,184	20,606,296
Proceeds from sale of investment in Graham Cash Assets LLC	6,508,136	11,764,515
Purchases of investments in Master Funds	(11,150,718)	(16,059,612)
Purchases of investment in Graham Cash Assets LLC	(15,022,066)	(14,691,025)
Changes in assets and liabilities:
Increase in accrued professional fees	909	7,918
Increase in accrued advisory fees	9,797	3,039
Increase in accrued sponsor fees	5,226	1,548
Increase in accrued administrator’s fee	656	108
Net cash provided by operating activities	993,599	1,237,363

Cash flows used in financing activities
Subscriptions	–	–
Redemptions (net of redemptions payable)	(993,599)	(1,237,363)
Net cash used in financing activities	(993,599)	(1,237,363)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

Supplemental cash flow information
Interest paid	$3,500	$3,479

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements

March 31, 2022

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

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated using the exchange rates at March 31, 2022 and December 31, 2021. Gains and losses resulting from foreign currency transactions are calculated using daily exchange rates prevailing on the transaction date. The Master Funds do not isolate the portion of results of operations from changes in foreign exchange rates on investments and cash from fluctuations arising from changes in market prices of investments held. The Master Funds’ currency translation gains and losses are included in the statements of operations and incentive allocation within net realized gain and net (decrease) increase in unrealized appreciation on investments.

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

GAIT’s investments in the Master Funds and Graham Cash Assets LLC (“Cash Assets”) have been valued at net asset value using the practical expedient. Accordingly, under U.S. GAAP, these investments are excluded from categorization in the fair value hierarchy. GAIT’s investments in the Master Funds and Cash Assets are discussed in Notes 3 and 4. There were no Level 3 assets or liabilities held at any point during the three months ended March 31, 2022 or the year ended December 31, 2021 by GAIT, the Master Funds, or Cash Assets.

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

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
2. Summary of Significant Accounting Policies (continued)

Derivative Instruments (continued)

Swap Contracts

The Master Funds may enter into various swap contracts in an attempt to take advantage of changes in interest rates and asset values. Exchange-traded swap contracts are executed on an exchange which requires margin deposits with a Central Clearing Counterparty (“CCP”). Subsequent payments are made or received by the Master Funds each day, depending on the daily fluctuations in the value of the contract. These changes in valuation are recorded for financial statement purposes as unrealized appreciation or depreciation by the Master Funds. Relative to over-the-counter  swap contracts, exchange-traded swap contracts provide reduced counterparty risk since they are exchange-traded and the exchange’s clearinghouse guarantees against default. The Commodity Exchange Act requires a CCP to segregate all funds received from such CCP’s customers in respect of exchange-traded swaps. If the CCP were not to do so to the full extent required by law, the assets of the Master Funds might not be fully protected in the event of the bankruptcy or insolvency of the CCP. In that case, the Master Funds would be limited to recovering only a pro-rata share of all available funds segregated on behalf of the CCP’s combined customer accounts, even though certain property specifically traceable to the Master Funds is held by the CCP. In addition, in the event of bankruptcy or insolvency of an exchange or an affiliated clearing house, the Master Funds could experience a loss of funds deposited through its CCP as margin with such exchange or affiliated clearing house, the loss of unrealized profits on its open positions, and the loss of funds owed to it as realized profits on closed positions. All funds deposited with both U.S. and non-U.S. CCPs are included in due from brokers on the statements of financial condition of the Master Funds. Over the counter swap contracts are not guaranteed by an exchange or an affiliated clearing house or regulated by any U.S. or foreign government authorities. Failure of a counterparty to meet its obligation under the terms of the swap contract could result in the loss of any unrealized appreciation on open positions. It may not be possible to dispose of or close out a swap position without the consent of the counterparty, and the Master Funds may not be able to enter into an offsetting contract in order to cover its risk.

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

Credit Risk Related Contingent Features

OTC derivative instruments are subject to ISDA Master Agreements which generally require among other things, that the Master Funds maintain a predetermined level of net assets or rate of return and provide limits with respect to any decline in value over 1-month, 3-month and 12-month periods. If the Master Funds were to violate such provisions, the counterparty to these instruments could demand liquidation of the outstanding positions. There were no events that occurred throughout the three months ended March 31, 2022 and the year ended December 31, 2021 which caused any counterparty to demand liquidation of any outstanding positions. Graham K4D Trading Ltd. had derivative instruments subject to credit risk related contingent features in a net liability position in the amount of $0 and $2,342,440 at March 31, 2022 and December 31, 2021, respectively. Graham Commodity Strategies LLC had derivative instruments subject to credit risk related contingent features in a net liability position in the amount of $0 and $280,016 at March 31, 2022 and December 31, 2021. Graham Derivatives Strategies LLC had no derivative instruments subject to credit risk related contingent features in a net liability position at March 31, 2022.

New York Mercantile Exchange Corporate Membership

Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is a member of the New York Mercantile Exchange (“NYMEX”). As a result of its membership, Graham Commodity Strategies LLC owns two NYMEX seats and 30,000 shares of the CME Group. Graham Commodity Strategy LLC’s policy is to value the NYMEX seats and the shares of the CME Group at fair value. As of March 31, 2022 and December 31, 2021, the two NYMEX seats were valued at $305,500 and $315,000, respectively, and the 30,000 shares of CME Group were valued at $7,135,800 and $6,853,800, respectively, all of which are included within Exchange memberships on Graham Commodity Strategies LLC’s statements of financial condition. The NYMEX seats and CME Group shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
2. Summary of Significant Accounting Policies (continued)

Chicago Mercantile Exchange Membership

Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is also a member of the Chicago Mercantile Exchange (“CME”). As a result of its membership, Graham Commodity Strategies LLC owns two CME seats and 2,232 shares of the CME Group. Graham Commodity Strategies LLC’s policy is to value the CME seats and the shares of the CME Group at fair value. As of March 31, 2022 and December 31, 2021, the two CME seats were valued at $544,000 and $464,500, respectively, and the 2,232 shares of CME Group were valued at $530,904 and $509,923, respectively, all of which are included within Exchange memberships on Graham Commodity Strategies LLC’s statement of financial condition. The CME seats and CME Group shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Graham K4D Trading Ltd., a Master Fund in which GAIT invests, is a member of the CME. As a result of its membership, Graham K4D Trading Ltd. owns one CME seat and 4,085 shares of the CME Group. Graham K4D Trading Ltd.’s policy is to value the CME seat and the shares of the CME Group at fair value. As of March 31, 2022 and December 31, 2021, the CME seat was valued at $148,750 and $112,000, respectively, and the 4,085 shares of the CME Group were valued at $971,658 and $933,259, respectively, all of which are included in Exchange memberships on Graham K4D Trading Ltd.’s statement of financial condition. The CME seat and CME Group shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Chicago Board of Trade Membership

As of March 31, 2022, Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is also a member of the Chicago Board of Trade (“CBOT”) under Rule 106.S and owns 3,265 shares of the CME Group as a result of its CBOT membership. Graham Commodity Strategies LLC’s policy is to value the CME shares at fair value. As of March 31, 2022 and December 31, 2021, the 3,265 shares of the CME Group were valued at $776,612 and $745,922, respectively, all of which are included in Exchange memberships on Graham Commodity LLC’s statement of financial condition. The CBOT memberships and CME seat are considered Level 1 assets as described in the Fair Value section of Note 2.

Graham K4D Trading Ltd., a Master Fund in which GAIT, is also a member of the CBOT under Rule 106.S and owns two B-1/Full seats and one B-2/Associate seat (collectively, “CBOT memberships”). Graham K4D Trading Ltd.’s policy is to value the CBOT memberships at fair value. As of March 31, 2022 and December 31, 2021, the two B-1/Full seats were valued at a total of $470,000 and $413,500, respectively, and the B-2/Associate seat was valued at $77,500 and $47,500, respectively, all of which are included in Exchange memberships on the statements of financial condition. Additionally, Graham K4D Trading Ltd. owns 970 shares of the CME Group as a result of its CBOT membership. Graham K4D Trading Ltd.’s policy is to value the CME Group shares at fair value. As of March 31, 2022 and December 31, 2021, the 970 shares of the CME Group were valued at $230,724 and $221,606, respectively. The CBOT memberships and shares of the CME Group are considered Level 1 assets as described in the Fair Value section of Note 2.

Commodity Exchange Membership

As of March 31, 2022, Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is also a member of the Commodity Exchange (“COMEX”) and owns two COMEX seats. Graham Commodity Strategies LLC’s policy is to value the COMEX seats at fair value. As of March 31, 2022 and December 31, 2021, the two COMEX seats were valued at $210,500 and $196,000 in total and is included in Exchange memberships on Graham Commodity Strategies LLC’s statement of financial condition. The COMEX seats are considered Level 1 assets as described in the Fair Value section of Note 2.

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

Cash and Cash Equivalents

GAIT classifies all highly liquid investments with a maturity of three months or less at the time of purchase as cash equivalents. Cash deposited with a bank is subject to credit risk. In the event of the bank’s insolvency, recovery of the GAIT’s cash would be limited to account insurance or other protection afforded by such deposit.  At March 31, 2022 and December 31, 2021, GAIT did not have any cash or cash equivalents.

Indemnifications

In the normal course of business, the Master Funds, Cash Assets, and GAIT enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. GAIT’s maximum exposure under these arrangements is unknown; however, GAIT has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At March 31, 2022 and December 31, 2021, no accruals have been recorded by GAIT for indemnifications.

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds

As of March 31, 2022 and December 31, 2021, GAIT invested in various Master Funds, all of which were managed by the Manager. GAIT’s investments in these Master Funds, as well as the investment objectives of each Master Fund, are summarized below. Master Funds in which GAIT invested 5% or more of its Members’ Capital are individually identified. All of the Master Funds and GAIT are related parties. The Master Funds do not charge management fees or incentive allocation, and all offer monthly subscriptions and redemptions.

March 31, 2022
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (three months ended March 2022)

Global Macro Funds
Graham Commodity Strategies LLC	3.03%	$1,884,352	$3,888,721
Graham Derivatives Strategies LLC	0.79%	489,851	972,140

Systematic Macro Funds
Graham K4D Trading Ltd.	2.93%	1,828,757	4,489,444
	6.75%	$4,202,960	$9,350,305

December 31, 2021
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (three months ended March 2021)

Global Macro Funds
Graham Commodity Strategies LLC	3.34%	$1,849,637	$3,765,855

Systematic Macro Funds
Graham K4D Trading Ltd.	5.27%	2,920,308	169,119
	8.61%	$4,769,945	$3,934,974

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table summarizes the financial position of each Master Fund as of March 31, 2022:

	Graham Commodity Strategies LLC (Delaware)	Graham Derivatives Strategies LLC (Delaware)	Graham K4D Trading Ltd. (BVI)
Assets:
Due from brokers	$52,110,776	$4,310,957	$7,505,492
Derivative financial instruments, at fair value	19,631,499	16,025,070	18,589,925
Exchange memberships, at fair value	9,503,316	–	1,898,632
Interest receivable	15,940	692	671
Total assets	81,261,531	20,336,719	27,994,720

Liabilities:
Due to brokers	–	–	438,155
Derivative financial instruments, at fair value	1,628,475	–	–
Interest payable	26,923	2,380	11,683
Total liabilities	1,655,398	2,380	449,838
Members’ Capital / Net Assets	$79,606,133	$20,334,339	$27,544,882

Percentage of Master Fund held by GAIT	2.37%	2.41%	6.64%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2022:

Description	Number of Contracts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC
Exchange memberships (cost $3,649,411)
United States (cost $3,649,411)
Financial services (cost $3,649,411)		$9,503,316	11.94%
Total exchange memberships		$9,503,316	11.94%

Derivative financial instruments
Long contracts
Futures
Commodity		$(361,325)	(0.45)%
Foreign bond		(140,339)	(0.18)%
U.S. bond		1,428,484	1.80%
U.S. index		(1,233,708)	(1.55)%
Total futures		(306,888)	(0.38)%

Forwards
Foreign currency		3,362,793	4.22%
Total forwards		3,362,793	4.22%

Options (cost $10,111,207)
Commodity futures		4,440,414	5.58%
Currency futures		4,606,994	5.79%
Interest rate futures
Euro dollar 2 yr midcurve June 2022, $97.38 Put	1	13,764,244	17.29%
Other interest rate futures		(1,677,688)	(2.11)%
U.S. index futures		989,220	1.24%
Total options		22,123,184	27.79%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2022:

Description	Number of Contracts / Notional Amounts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity		$(90,047)	(0.11)%
Foreign bond		3,425,481	4.30%
Foreign index		(2,530,411)	(3.18)%
Interest rate		1,820,763	2.29%
U.S. bond		1,656,820	2.08%
U.S. index		(1,686,556)	(2.12)%
Total futures		2,596,050	3.26%

Forwards
U.S. dollar / New Taiwan dollar 04/11/2022 - 06/16/2022	NT$ (9,512,567,193)	6,104,654	7.67%
Other foreign currency		(3,612,145)	(4.54)%
Total forwards		2,492,509	3.13%

Options (proceeds $2,781,728)
Commodity futures		(1,691,250)	(2.12)%
Currency futures		(320,147)	(0.40)%
Interest rate futures
Euro dollar 2 yr midcurve June 2022, $97.25 Put	(1)	(10,933,300)	(13.73)%
Other interest rate futures		815,613	1.02%
U.S. index futures		(135,540)	(0.17)%
Total options		(12,264,624)	(15.40)%
Total derivative financial instruments		$18,003,024	22.62%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2022:

Description	Number of Contracts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Derivatives Strategies LLC
Derivative financial instruments
Long contracts
Futures
Commodity		$(34,290)	(0.17)%
Interest rate		(350,379)	(1.72)%
U.S. index
S&P 500 E-mini June 2022	83	(160,325)	(0.79)%
Total futures		(544,994)	(2.68)%

Forwards
Foreign currency		507,202	2.49%
Total forwards		507,202	2.49%

Options (cost $41,957,187)
Commodity futures
Corn December 2022, $750.00 Call	1	2,703,438	13.29%
Gold June 2022 - September 2022, $2,000.00 - $2,175.00 Call	3	9,099,410	44.75%
Currency futures
Australian dollar / Japanese yen June 2022, $95.00 Call	1	2,116,221	10.41%
Australian dollar / U.S. dollar June 2022, $0.78 Call	1	1,212,280	5.96%
Canadian dollar / Japanese yen April 2022 - June 2022, $93.25 - $97.25 Call	2	5,009,673	24.63%
U.S. dollar / Canadian dollar April 2022 - May 2022, $1.22 - $1.25 Put	4	2,394,995	11.78%
U.S. dollar / Japanese yen June 2022 - November 2022, $124.25 - $132.25 Call	4	3,142,513	15.45%
U.S. dollar / Mexican peso May 2022, $20.00 Put	1	1,776,222	8.74%
Other currency futures		1,490,099	7.33%
Interest rate futures
IMM Euro December 2022, $98.75 Call	1	1,094,775	5.38%
Other interest rate futures		430,215	2.12%
U.S. bond futures
U.S. 10 yr future June 2022, $121.00 Put	1	972,500	4.78%
U.S. 10 yr future May 2022, $124.00 Call	1	1,927,344	9.48%
U.S. index futures
S&P E-mini June 2022, $4,350.00 Put	1	5,089,013	25.03%
S&P E-mini September 2022, $5,050.00 Call	1	943,575	4.64%
Total options		39,402,273	193.77%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2022:

Description	Number of Contracts / Notional Amounts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Derivatives Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Foreign bond		$(20,149)	(0.10)%
Interest rate		362,589	1.78%
U.S. bond
U.S. 2 yr Note June 2022	(1)	860,297	4.23%
U.S. 5 yr Note June 2022	(2)	(448,187)	(2.20)%
U.S. index		135,270	0.67%
Total futures		889,820	4.38%

Forwards
Other foreign currency		(523,548)	(2.57)%
Total forwards		(523,548)	(2.57)%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2022:

Description	Number of Contracts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Derivatives Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts (continued)
Options (proceeds $28,329,731)
Commodity futures
Corn December 2022, $830.00 Call	(1)	(1,800,156)	(8.85)%
Gold June 2022 - September 2022 $2,100.00 - $2,275.00 Call	(3)	(5,752,830)	(28.29)%
Other commodity		(86,640)	(0.43)%
Currency futures
Australian dollar / Japanese yen June 2022, $98.00 Call	(1)	(877,448)	(4.32)%
Australian dollar / U.S. dollar June 2022, $0.81 Call	(1)	(203,047)	(1.00)%
Canadian dollar / Japanese yen April 2022 - June 2022, $94.75 - $100.25 Call	(2)	(3,722,926)	(18.31)%
U.S. dollar / Canadian dollar April 2022 - June 2022, $1.20 - $1.24 Put	(3)	(699,247)	(3.44)%
U.S. dollar / Japanese yen April 2022 - July 2022, $123.75 - $128.25 Call	(3)	(1,082,643)	(5.32)%
U.S. dollar / Japanese yen April 2022, $118.75 Put	(2)	(294,699)	(1.45)%
U.S. dollar / Mexican peso May 2022, $19.50 Put	(1)	(663,953)	(3.27)%
Other currency futures		(153,202)	(0.74)%
Interest rate futures
IMM Euro December 2022, $98.50 Call	(1)	(1,691,925)	(8.32)%
Other interest rate futures		(166,804)	(0.82)%
U.S. bond futures
U.S. 10 yr June 2022, 119.00 Put	(1)	(413,313)	(2.03)%
U.S. 10 yr May 2022, 125.00 Call	(1)	(925,125)	(4.55)%
U.S. index futures
S&P E-mini June 2022, $4,150.00 Put	(1)	(3,226,600)	(15.87)%
S&P E-mini September 2022, $4,850.00 - $4,950.00 Call	(2)	(1,945,125)	(9.57)%
Total options		(23,705,683)	(116.58)%
Total derivative financial instruments		$16,025,070	78.81%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2022:

Description	Principal Amount / Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd.
Exchange memberships (cost $1,924,208)
United States (cost $1,924,208)
Financial services (cost $1,924,208)		$1,898,632	6.89%
Total exchange memberships		$1,898,632	6.89%

Derivative financial instruments
Long contracts
Futures
Commodity
Corn May 2022	482	$2,107,198	7.65%
LME Aluminum June 2022	232	2,141,283	7.77%
LME Copper June 2022	118	1,411,333	5.12%
Other commodity		1,851,684	6.73%
Currency		(7,148)	(0.03)%
Foreign bond		(97,110)	(0.35)%
Foreign index
Nikkei 225 (OSE) June 2022	57	1,616,840	5.87%
Other foreign index		1,527,723	5.55%
Interest rate		(92,357)	(0.34)%
U.S. bond
U.S. 2yr - 10yr Notes June 2022	581	(1,206,461)	(4.38)%
Other U.S. bond		7,156	0.03%
U.S. index		1,179,811	4.28%
Total futures		10,439,952	37.90%

Forwards
Other foreign currency		2,880,505	10.46%
Total forwards		2,880,505	10.46%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2022:

Description	Number of Contracts / Notional Amounts	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd. (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity
LME Aluminum June 2022	(232)	$(411,770)	(1.49)%
LME Copper June 2022	(118)	(478,683)	(1.74)%
Copper May 2022	(1)	(1,588)	(0.01)%
Other commodity		(390,416)	(1.41)%
Currency		36,624	0.13%
Foreign bond		(286,433)	(1.04)%
Foreign index		(764,705)	(2.78)%
Interest rate
90 day Euro June 2023	(1,347)	3,153,750	11.45%
Other interest rate		1,286,912	4.67%
U.S. bond
U.S. 5yr Note June 2022	(884)	3,164,289	11.49%
Other U.S. bond		731,180	2.65%
U.S. index		(441,863)	(1.60)%
Total futures		5,597,297	20.32%

Forwards
U.S. dollar/ Australian dollar 6/15/2022	AUD (110,197,000)	(1,579,318)	(5.73)%
U.S. dollar/ Japanese yen 6/15/2022	JPY (11,677,563,000)	3,751,207	13.62%
U.S. dollar/ Canadian dollar 6/15/2022	CAD (89,023,000)	(1,878,310)	(6.82)%
Other foreign currency		(621,408)	(2.26)%
Total forwards		(327,829)	(1.19)%
Total derivative financial instruments		$18,589,925	67.49%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table shows the fair value classification of each investment type by Master Fund as of March 31, 2022:

	Graham Commodity Strategies LLC	Graham Derivatives Strategies LLC	Graham K4D Trading Ltd.
Assets
Level 1:
Commodity futures	$2,856,322	$–	$9,384,316
Commodity futures options	4,440,414	11,802,848	–
Currency futures	–	–	60,542
Exchange memberships	9,503,316	–	1,898,632
Foreign bond futures	3,425,481	–	1,200,132
Foreign index futures	–	–	3,707,507
Interest rate futures	1,836,513	370,121	4,440,662
Interest rate futures options	14,734,813	1,524,990	–
U.S. bond futures	5,139,898	860,297	3,902,625
U.S. bond futures options	–	2,899,844	–
U.S. index futures	–	135,270	1,179,811
U.S. index futures options	989,220	6,032,588	–
Total Level 1	42,925,977	23,625,958	25,774,227

Level 2:
Foreign currency forwards	14,783,719	590,242	7,726,545
Foreign currency futures options	4,606,993	17,142,004	–
Total Level 2	19,390,712	17,732,246	7,726,545
Total investment related assets	$62,316,689	$41,358,204	$33,500,772

Liabilities
Level 1:
Commodity futures	$(3,307,694)	$(34,290)	$(3,155,275)
Commodity futures options	(1,691,250)	(7,639,626)	–
Currency futures	–	–	(31,066)
Foreign bond futures	(140,339)	(20,149)	(1,583,675)
Foreign index futures	(2,530,411)	–	(1,327,649)
Interest rate futures	(15,750)	(357,911)	(92,357)
Interest rate futures options	(12,765,944)	(1,858,729)	–
U.S. bond futures	(2,054,594)	(448,187)	(1,206,461)
U.S. bond futures options	–	(1,338,438)	–
U.S. index futures	(2,920,264)	(160,325)	(441,863)
U.S. index futures options	(135,540)	(5,171,725)	–
Total Level 1	(25,561,786)	(17,029,380)	(7,838,346)

Level 2:
Foreign currency forwards	(8,928,417)	(606,588)	(5,173,869)
Foreign currency futures options	(320,146)	(7,697,166)	–
Total Level 2	(9,248,563)	(8,303,754)	(5,173,869)
Total investment related liabilities	$(34,810,349)	$(25,333,134)	$(13,012,215)

* See each Master Fund’s condensed schedule of investments for breakout of industry and geographic region.

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham Commodity Strategies LLC based on its quarterly notional amounts and number of contracts for the three months ended March 31, 2022. The table also displays the fair value of derivative contracts held by Graham Commodity Strategies LLC at March 31, 2022 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and derivative liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$231,098,658	2,806	$(13,837,107)	(635)	$2,856,322	$(3,307,694)
Options (a)	24,883,307	1,557	(11,090,967)	(825)	4,440,414	(1,691,250)
	255,981,965	4,363	(24,928,074)	(1,460)	7,296,736	(4,998,944)

Equity price
Futures	59,758,538	990	(196,756,915)	(1,861)	-	(5,450,675)
Options (a)	–	971	(2,856,768)	(1,296)	989,220	(135,540)
	59,758,538	1,961	(199,613,683)	(3,157)	989,220	(5,586,215)
Foreign currency exchange rate
Forwards	1,215,843,547	N/A	(1,293,660,908)	N/A	14,783,719	(8,928,417)
Options (a)	84,100,527	11	(67,397,400)	(10)	4,606,993	(320,146)
	1,299,944,074	11	(1,361,058,308)	(10)	19,390,712	(9,248,563)

Interest rate
Futures	607,719,755	3,761	(3,095,829,124)	(16,286)	10,401,892	(2,210,683)
Options (a)	2,406,354,851	32,077	(2,736,225,393)	(32,077)	14,734,813	(12,765,944)
	3,014,074,606	35,838	(5,832,054,517)	(48,363)	25,136,705	(14,976,627)
Total	$4,629,759,183	42,173	$(7,417,654,582)	(52,990)	$52,813,373	$(34,810,349)

(a)	Notional amounts for options are based on the delta-adjusted positions.

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham Derivatives Strategies LLC based on its quarterly notional amounts and number of contracts for the three months ended March 31, 2022. The table also displays the fair value of derivative contracts held by Graham Derivatives Strategies LLC at March 31, 2022 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and derivative liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$1,103,080	11	$–	–	$–	$(34,290)
Options (a)	154,874,954	3,297	(98,950,365)	(3,316)	11,802,848	(7,639,626)
	155,978,034	3,308	(98,950,365)	(3,316)	11,802,848	(7,673,916)

Equity price
Futures	18,802,613	83	(7,731,750)	(26)	135,270	(160,325)
Options (a)	45,318,646	1,496	(70,428,787)	(1,495)	6,032,588	(5,171,725)
	64,121,259	1,579	(78,160,537)	(1,521)	6,167,858	(5,332,050)
Foreign currency exchange rate
Forwards	77,200,748	N/A	(57,954,345)	N/A	590,242	(606,588)
Options (a)	506,985,599	21	(470,290,291)	(16)	17,142,004	(7,697,166)
	584,186,347	21	(528,244,636)	(16)	17,732,246	(8,303,754)

Interest rate
Futures	585,111,025	1,555	(673,660,818)	(2,882)	1,230,418	(826,247)
Options (a)	465,814,395	17,602	(406,196,414)	(17,678)	4,424,834	(3,197,167)
	1,050,925,420	19,157	(1,079,857,232)	(20,560)	5,655,252	(4,023,414)
Total	$1,855,211,060	24,065	$(1,785,212,770)	(25,413)	$41,358,204	$(25,333,134)

(a) Notional amounts for options are based on the delta-adjusted positions.

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham K4D Trading Ltd. based on its quarterly notional amounts and number of contracts for the three months ended March 31, 2022. The table also displays the fair value of derivative contracts held by Graham K4D Trading Ltd. at March 31, 2022 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and derivative liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$199,393,774	2,646	$(57,119,483)	(405)	$9,384,316	$(3,155,275)
	199,393,774	2,646	(57,119,483)	(405)	9,384,316	(3,155,275)

Equity price
Futures	99,925,212	991	(42,664,006)	(299)	4,887,318	(1,769,512)
	99,925,212	991	(42,664,006)	(299)	4,887,318	(1,769,512)
Foreign currency exchange rate
Forwards	287,794,207	N/A	(483,743,500)	N/A	7,726,545	(5,173,869)
Futures	6,521,318	70	(4,235,225)	(40)	60,542	(31,066)
	294,315,525	70	(487,978,725)	(40)	7,787,087	(5,204,935)

Interest rate
Futures	234,077,802	847	(778,208,880)	(3,939)	9,543,419	(2,882,493)
	234,077,802	847	(778,208,880)	(3,939)	9,543,419	(2,882,493)
Total	$827,712,313	4,554	$(1,365,971,094)	(4,683)	$31,602,140	$(13,012,215)

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

When multiple derivative contracts are held with the same counterparty, the Master Funds will net the contracts in an asset position with the contracts in a liability position when covered by a master netting agreement or similar arrangements, for presentation in the statements of financial condition. The table below displays the amounts at March 31, 2022 by which the fair values of both derivative assets and derivative liabilities were reduced within the Master Funds’ statements of financial condition as a result of this netting. Gross amounts below correspond to the total derivative asset and derivative liability balances categorized by primary underlying risk and product type in the preceding tables. Collateral pledged (received) for derivative assets and derivative liabilities represent the cash amounts which are included in due from brokers on the statements of financial condition. Actual collateral pledged or received by the Master Funds may exceed these amounts.

Description	Gross Amount	Gross Amount Offset in the Statements of Financial Condition	Net Amount Presented in the Statements of Financial Condition	Collateral (Received) / Pledged	Net Amount

Graham Commodity Strategies LLC[1]
Derivative assets	$52,813,373	$(33,181,874)	$19,631,499	$–	$19,631,499
Derivative liabilities	$(34,810,349)	$33,181,874	$(1,628,475)	$1,628,475	$–

Graham Derivatives Strategies LLC[2]
Derivative assets	$41,358,204	$(25,333,134)	$16,025,070	$–	$16,025,070
Derivative liabilities	$(25,333,134)	$25,333,134	$–	$–	$–

Graham K4D Trading Ltd.[3]
Derivative assets	$31,602,140	$(13,012,215)	$18,589,925	$–	$18,589,925
Derivative liabilities	$(13,012,215)	$13,012,215	$–	$–	$–

1 Net derivative asset and liability amounts presented in the statements of financial condition are held with three counterparties. At March 31, 2022, additional collateral pledged in the amount of $50,457,453 was posted in support of derivative positions and is included in due from brokers on the statements of financial condition.

2 Net derivative asset amounts presented in the statements of financial condition are held with two counterparties. At March 31, 2022, additional collateral pledged in the amount of $4,310,957 was posted in support of derivative positions and is included in due from brokers on the statements of financial condition.

3 Net derivative asset amounts presented in the statements of financial condition are held with two counterparties. At March 31, 2022, additional collateral pledged/(received) in the amount of $7,505,492 and $(438,155) was posted in support of derivative positions and is included in due from/to brokers on the statements of financial condition.

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table summarizes the results of operations of each Master Fund for the three months ended March 31, 2022:

	Graham Commodity Strategies LLC	Graham Derivatives Strategies LLC	Graham K4D Trading Ltd.

Net investment (loss)	$(23,712)	$(7,356)	$(48,943)

Net realized gain on investments	144,656,787	38,532,105	53,812,899
Net increase in unrealized appreciation on investments	14,730,006	2,824,706	16,436,025
Brokerage commissions and fees	(625,371)	(1,276,352)	(56,464)
Net gain on investments	158,761,422	40,080,459	70,192,460
Net income	$158,737,710	$40,073,103	$70,143,517

The following table shows the gains and losses on all derivative instruments held by the Master Funds reported in net realized gain and net increase in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the three months ended March 31, 2022:

	Graham Commodity Strategies LLC		Graham Derivatives Strategies LLC		Graham K4D Trading Ltd.
	Net realized gain (loss)	Net increase (decrease) in unrealized appreciation on investments	Net realized gain (loss)	Net increase (decrease) in unrealized appreciation on investments	Net realized gain (loss)	Net increase (decrease) in unrealized appreciation on investments
Commodity price
Futures	$18,102,753	$(1,671,707)	$(1,236,718)	$(34,290)	$63,361,165	$1,574,247
Options	(157,305)	1,168,986	(2,528,020)	3,549,874	–	–
Swaps	(5,991,484)	280,016	–	–	–	–
	11,953,964	(222,705)	(3,764,738)	3,515,584	63,361,165	1,574,247
Equity price
Futures	38,424,050	(2,223,405)	6,526,724	(25,055)	(1,956,448)	3,029,701
Options	(798,825)	926,955	(285,750)	(144,563)	–	–
	37,625,225	(1,296,450)	6,240,974	(169,618)	(1,956,448)	3,029,701
Foreign currency exchange rate
Forwards	8,434,107	8,843,892	10,929,400	410,745	1,348,014	4,868,047
Futures	–	–	–	–	278,285	106,125
Options	(2,890,682)	3,508,496	345,448	(1,785,041)	–	–
	5,543,425	12,352,388	11,274,848	(1,374,296)	1,626,299	4,974,172
Interest rate
Futures	86,690,737	1,654,915	14,920,094	404,170	(9,218,117)	6,687,138
Options	2,843,436	1,823,686	9,860,927	448,866	–	–
	89,534,173	3,478,601	24,781,021	853,036	(9,218,117)	6,687,138
Total	$144,656,787	$14,311,834	$38,532,105	$2,824,706	$53,812,899	$16,265,258

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

2 Net derivative and liability amounts presented in the statement of financial condition are held with two counterparties. The Fund has pledged collateral to both of those counterparties as of December 31, 2021. At December 31, 2021, additional collateral pledged in the amount of $43,238,178 was posted in support of derivative positions and is included in due from brokers on the statement of financial condition.

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

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
4. Graham Cash Assets LLC

GAIT invests a portion of its excess liquidity in Cash Assets, an entity for which the Manager is also the sole investment advisor. Cash Assets commenced operations on June 22, 2005 and was formed as a Delaware Limited Liability Company for the purpose of consolidating investment activity of multiple funds managed by the Manager. Its objective is to preserve capital while enhancing return on cash balances and providing daily liquidity. It invests in debt obligations guaranteed by the U.S. Federal government which generally range in maturity from one to thirty months. Cash Assets also maintains cash and cash equivalents on deposit with major U.S. institutions. Cash Assets values all fixed income securities at amortized cost which approximates fair value. GAIT’s investment in Cash Assets is valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP based upon GAIT’s proportionate share of Cash Assets’ reported net asset value. GAIT’s investment in Cash Assets at March 31, 2022 and December 31, 2021 is $59,659,939 and $51,121,197 which represents a percentage of GAIT’s Members’ Capital of 95.84% and 92.28%, respectively.

GAIT records its proportionate share of Cash Assets’ investment income and expenses on a monthly basis.  For the three months ended March 31, 2022 and 2021, the total amount recognized by GAIT with respect to its investment in Cash Assets was $24,812 and $22,358, respectively.  These amounts are included in interest income in the statements of operations and incentive allocation. At March 31, 2022 and December 31, 2021, GAIT owned approximately 0.88% and 0.85%, respectively, of Cash Assets. The following table summarizes the financial position of Cash Assets as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Assets:
Cash and cash equivalents	$547,165,522	$782,211,779
Investments in fixed income securities (amortized cost $6,249,649,378 and $5,216,759,460, respectively)	6,249,649,378	5,216,759,460
Interest receivable	12,322,340	14,020,531
Total assets	6,809,137,240	6,012,991,770

Liabilities:
Due to broker	13,260	13,258
Total liabilities	13,260	13,258
Members’ capital	$6,809,123,980	$6,012,978,512

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
4. Graham Cash Assets LLC (continued)

The following table summarizes the results of operations of Cash Assets for the three months ended March 31, 2022 and 2021:

	2022	2021
Investment income
Interest income	$2,909,295	$2,447,157

Expenses:
Bank fee expense	94,559	52,414
Total expenses	94,559	52,414
Net investment income	2,814,736	2,394,743
Net income	$2,814,736	$2,394,743

The following represents the condensed schedule of investments of Cash Assets as of March 31, 2022:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (amortized cost $6,249,649,378)
United States
Government Bonds (amortized cost $5,799,970,552)
U.S. Treasury bonds 0.13% - 2.25% due 4/15/2022 – 7/31/2023	$5,800,000,000	$5,799,970,552	85.18%
Total Government Bonds		5,799,970,552	85.18%

Treasury Bills (amortized cost $449,678,826)
U.S. Treasury bill 0.00% due 4/07/2022 – 8/25/2022	450,000,000	449,678,826	6.60%
Total Treasury Bills		449,678,826	6.60%
Total United States		6,249,649,378	91.78%
Total Investments in Fixed Income Securities		$6,249,649,378	91.78%

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

Cash Assets reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP. The following table shows the fair value classification of each investment type held by Cash Assets as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Assets
Level 2:
Fixed income securities
Government bonds	$5,799,970,552	$4,816,763,885
Treasury bills	449,678,826	399,995,575
Total fixed income securities	6,249,649,378	5,216,759,460
Total Level 2	6,249,649,378	5,216,759,460
Total assets	$6,249,649,378	$5,216,759,460

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

6. Fees and Related Party Transactions

Advisory Fees

Each Class of GAIT other than Class M paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate of 1.50% of the Members’ Capital of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is affected with respect to Units of such Class during the month. The Advisory Fees paid to the Manager for the three months ended March 31, 2022 and 2021 were $218,151 and $219,830, respectively.

Sponsor Fees

Each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Members’ Capital specified in the table below. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee. The Sponsor Fees paid to the Manager for the three months ended March 31, 2022 and 2021 were $115,406 and $116,640, respectively.

Class 0	Class 2
0.50%	1.25%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
6. Fees and Related Party Transactions (continued)

Incentive Allocation

At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced effective as of the date of any redemption of any Units of such class by multiplying the loss carryforward by the ratio that the amount of assets redeemed from such class bears to the net assets of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made. The Incentive Allocation for the three months ended March 31, 2022 and 2021 was $1,280,643 and $692,262, respectively.

Any portion of any of the above fees, including the Incentive Allocation, may be paid by the Manager to third parties as compensation for selling activities in connection with GAIT.

Administrator’s Fee

For the three months ended March 31, 2022 and 2021, GAIT paid SEI a monthly administrator’s fee based on GAIT’s Members’ Capital, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, incurred by GAIT were $19,083 and $19,124, respectively.

7. Income Taxes

No provision for income taxes has been made in the accompanying financial statements, as members are individually responsible for reporting income or loss based upon their respective share of GAIT’s income and expenses for income tax purposes.

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing GAIT’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a “more-likely-than-not” threshold would be recorded as a tax expense in the current year. GAIT identifies its major tax jurisdictions as the U.S. for Federal tax purposes, Connecticut for state tax purposes and various international jurisdictions. The Manager has evaluated GAIT’s tax positions for all open tax years under the respective statutes of limitations (generally three years in the U.S. but varying in non-U.S. jurisdictions) and has concluded that there are no significant tax positions requiring recognition, measurement, or disclosure in the financial statements. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination. Any assessment for interest or penalties on taxes related to uncertain tax positions, when present, would be included in interest and penalties on tax on the statements of operations and incentive allocation. No such interest and/or penalties were assessed to GAIT for the three months ended March 31, 2022 and 2021.

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
8. Risk Factors

Global economic, political and market conditions may adversely affect GAIT’s operations. The current global financial market situation, as well as various social and political circumstances in the United States and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. For example, the outbreak of coronavirus, or COVID-19, in many countries continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The outbreak of COVID-19 and any continued volatility or economic downturn related to it may have a material adverse impact on GAIT’s operations.

9. Financial Highlights

The following is the per Unit operating performance calculation for the three months ended March 31, 2022 and 2021:

	Class 0	Class 2
Per unit operating performance
Net asset value per Unit, December 31, 2020	$173.06	$124.23
Net income:
Net investment loss	(3.08)	(2.40)
Net gain on investments	11.46	8.22
Net income	8.38	5.82
Net asset value per Unit, March 31, 2021	$181.44	$130.05
Net asset value per Unit, December 31, 2021	$176.27	$125.68
Net income:
Net investment loss	(5.52)	(4.04)
Net gain on investments	30.00	21.38
Net income	24.48	17.34
Net asset value per Unit, March 31, 2022	$200.75	$143.02

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
9. Financial Highlights (continued)

The following represents ratios to average Members’ Capital, excluding the Managing Member, and total return for the three months ended March 31, 2022 and 2021:

	Class 0		Class 2
	2022	2021	2022	2021

Total return before Incentive Allocation	16.36%	6.06%	16.14%	5.88%
Incentive Allocation	(2.48)	(1.22)	(2.34)	(1.19)
Total return after Incentive Allocation	13.88%	4.84%	13.80%	4.69%

Net investment loss before Incentive Allocation	(0.63)%	(0.56)%	(0.82)%	(0.75)%
Incentive Allocation	(2.30)	(1.20)	(2.18)	(1.16)
Net investment loss after Incentive Allocation	(2.93)%	(1.76)%	(3.00)%	(1.91)%

Total expenses before Incentive Allocation	0.67%	0.60%	0.86%	0.79%
Incentive Allocation	2.30	1.20	2.18	1.16
Total expenses after Incentive Allocation	2.97%	1.80%	3.04%	1.95%

Total return is calculated for Class 0 and Class 2 units taken as a whole. Total return is calculated as the change in total Members’ Capital, excluding that of the Managing Member, adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for the Class 0 and Class 2 units taken as a whole and include amounts from GAIT and net investment loss and expenses allocated from Master Funds and investment income from Cash Assets. The computation of such ratios is based on the amount of net investment loss, total expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of Members’ Capital of GAIT, excluding that of the Managing Member, for the three months ended March 31, 2022 and 2021 and have not been annualized.

10. Subsequent Events

GAIT had no subscriptions and redemptions of approximately $1.0 million from April 1, 2022 through May 16, 2022, the date through which subsequent events were evaluated by management. These amounts have not been included in the financial statements.

Index
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements within this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements. Forward-looking statements are those that do not relate solely to historical facts. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. You can identify these statements by the use of words such as “may,” “will,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “continue,” “further,” “seek,” “plan,” or “project” and variations of these words or comparable words or phrases of similar meaning. These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected, including the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2021 and in this Quarterly Report under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We undertake no obligation to update publicly or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

(a)	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our annual consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2021 included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 30, 2022. This discussion should also be read in conjunction with “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis. For the purposes of this filing beginning with Item 2, the term “Fund” shall include the Blended Strategies Portfolio of GAIF II, GAI, GAIT, and the Master Funds in which they invest, unless the context implies otherwise. The Fund does not engage in the sale of goods or services. The Fund’s capital consists of capital contributions of the members, as increased or decreased by gains and losses from its investments in the Master Funds, interest, expenses, and redemptions. Its only assets are its investments in the Master Funds. The Master Funds do not engage in the sale of goods or services. Their assets are comprised of fixed income positions, the equity in their accounts with clearing brokers and OTC counterparties, in each case consisting of cash, open trade equity on derivatives and the net option premium paid or received. In the case of Graham Cash Assets LLC (“Cash Assets”), the assets consist of investments in debt obligations guaranteed by the U.S. Federal government, as well as cash and cash equivalents.

For the three months ended March 31, 2022, the Blended Strategies Portfolio’s Members’ Capital increased by $3,861,691 or 13.7%. The net increase in the Blended Strategies Portfolio was attributable to a net income of $3,899,131 or 13.8% and offset by redemptions totaling $37,440 or -0.1%, for the period.

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

Index
2022 Summary

Three Months Ended March 31, 2022

For the three months ended March 31, 2022, the Blended Strategies Portfolio experienced a net trading gain of $4,814,359. The trading results are attributable to the following sectors:

Agriculture / Softs	$287,420
Base Metals	135,773
Commodity Mix	(70,857)
Energy	1,816,016
Equities	605,616
Foreign Exchange	551,245
Long Term / Intermediate Rates	931,573
Precious Metals	63,623
Short Term Rates	493,950
$4,814,359

The Blended Strategies Portfolio recorded a net gain for the first quarter of 2022. The majority of profits resulted from positions in commodities, particularly in energy with smaller gains in metals and agricultural commodities. The portfolio also recorded gains in fixed income futures, most notably from positions across the yield curve in the U.S. In equity index futures, the portfolio recorded gains from positions in European and U.S. benchmark indices. The portfolio also posted profits in currencies, most notably from positions in the Japanese yen and Australian dollar versus the U.S. dollar.

Advisory, Sponsor, and Administrator’s Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the three months ended March 31, 2022, Advisory Fees increased by $5,224 or 4.8%, Sponsor Fees increased by $1,366 or 2.4%, and Administrator’s Fees increased by $458 or 4.9% in the Fund over the corresponding period of the preceding year. These increases are attributable to higher net assets of the portfolio resulting from a net gain and partially offset by redemptions for the period. During the same period, interest income increased by $20 or 0.2%. Interest was earned on free cash at an average annualized yield of 0.18% for the three months ended March 31, 2022 compared to 0.16% for the same period in 2021.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the three months ended March 31, 2022 and 2021, the Incentive Allocation was $678,638 and $346,636, respectively. This was the result of a higher net gain before incentive allocation for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

The following table illustrates the sector distribution of the Fund’s investments in Master Funds as of March 31, 2022 based on the fair value of the underlying assets and liabilities in each Master Fund including both long and short positions. Positive percentages represent net assets whereas negative percentages represent a net liability.

Agriculture / Softs	9.4%
Base Metals	6.5%
Energy	4.2%
Equities	(5.1)%
Foreign Exchange	38.2%
Long Term / Intermediate Rates	14.7%
Precious Metals	4.7%
Short Term Rates	27.4%
100.0%

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

Blended Strategies Portfolio
March 31, 2022	6.92%
December 31, 2021	8.63%
March 31, 2021	9.27%

Other than any potential market-imposed limitations on liquidity, the Fund’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Fund’s futures trading. Through March 31, 2022, the Fund experienced no meaningful periods of illiquidity in any of the markets traded by the Manager on behalf of the Fund.

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

 (iv)          Critical Accounting Estimates

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

Based on their evaluation as of March 31, 2022, the Manager, along with the Manager’s principal executive officer and principal financial officer, has concluded that the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

Changes in Internal Control Over Financial Reporting

There were no changes to the Fund’s internal control over financial reporting during the first quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Index
PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2022, the Fund issued no Units with respect to the Blended Strategies Portfolio.

Issuer Purchases of Units

Date	(a) Total Number of Units Purchased[1]	(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2022	79.372	$132.29	N/A	N/A
February 1 – February 28, 2022	198.008	$136.06	N/A	N/A
March 1 – March 31, 2022	-	-	N/A	N/A
TOTAL	277.380	$134.98	N/A	N/A

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

Dated: May 16, 2022	GRAHAM ALTERNATIVE INVESTMENT FUND II LLC BLENDED STRATEGIES PORTFOLIO

	By:	GRAHAM CAPITAL MANAGEMENT, L.P its Manager

By: /s/ Brian Douglas
Brian Douglas, Principal Executive Officer

By: /s/ George Schrade
George Schrade, Principal Financial Officer