Form 10-K
period 2022-12-31
GRAHAM ALTERNATIVE INVESTMENT FUND II LLC
filed 2023-03-31
CIK 1461237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Copies to:
Christopher Wells
Proskauer Rose LLP
11 Times Square
New York, NY 10036

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	None

Securities registered pursuant to Section 12(g) of the Act:	Core Macro Portfolio: Units of Interests

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on attestation to its management’s assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐       No ☑

Units of the Core Macro Portfolio with an aggregate value of $32,978,595 were outstanding and held by non-affiliates as of June 30, 2022.

As of March 1, 2023, 166,257.486 Units of the Core Macro Portfolio were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

Item 1:	BUSINESS

GRAHAM ALTERNATIVE INVESTMENT FUND II LLC

General Development of Business

Graham Alternative Investment Fund II LLC (“GAIF II”) is a Delaware Series Limited Liability Company established through an amendment to the certificate of formation, effective March 28, 2013. Prior to March 28, 2013, GAIF II was organized as a Delaware Limited Liability Company which was formed on May 16, 2006. GAIF II was formed to enable U.S. tax-exempt investors and investors who are neither citizens nor residents of the United States to achieve long-term capital appreciation through professionally managed trading in both U.S. and foreign markets, primarily in futures contracts, forward currency and metals contracts, spot currency contracts and associated derivative instruments such as options and swaps. GAIF II commenced operations on August 1, 2006.

The Core Macro Portfolio (formerly known as Blended Strategies Portfolio) uses a systematic trading program and a discretionary trading program. The Core Macro Portfolio units of interest (the “Units”) of GAIF II are registered under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and the financial information and statements contained herein are solely with respect to that Portfolio.

GAIF II invests in Graham Alternative Investment Ltd., a British Virgin Islands business company (the “Offshore Feeder”). The Offshore Feeder is designed to prevent investors in the Fund that are not subject to U.S. federal income tax from realizing “unrelated debt-financed income” or “unrelated business taxable income,” as each term is defined in the Internal Revenue Code of 1986, as amended, with respect to the investor’s investment in the Fund.  Assets invested in the Core Macro Portfolio will be invested by the Offshore Feeder in Graham Alternative Investment Trading LLC (“GAIT”), which is a Delaware limited liability company (“the Feeder Fund”). Trading on behalf of the Fund (as defined below) will be conducted in separate master funds (in a “master-feeder” fund structure) managed by the Manager (as defined below). For the purposes of this report, the term “Fund” shall include GAIF II, the Feeder Fund and the master funds in which they invest, unless the context implies otherwise. Graham Capital Management, L.P. (the “Manager”) is the Fund’s manager and the investment advisor to the Fund. The Manager’s website is www.grahamcapital.com.

The investment objective of the portfolio of the Fund is to achieve long-term capital appreciation through professionally managed trading in both U.S. and foreign markets, primarily in futures contracts, forwards contracts, spot currency contracts and associated derivative instruments such as options and swaps.  The Fund may also trade futures on virtual currencies.  The Fund seeks profit opportunities in the global financial markets, including interest rate futures, foreign exchange, global stock indices and energy, metals and agricultural futures, as a professionally managed multi-strategy investment vehicle.

The portfolio of the Fund consists of multiple trading strategies of the Manager, which the Manager has combined in an effort to diversify the investment exposure of the portfolio and to make the performance returns of the portfolio less volatile and more consistently profitable. The Manager seeks to combine in one portfolio investment strategies that trade in different markets and display relatively low correlation to each other. Through such composition, the Manager aims to provide the portfolio with the potential to make profits and have strong risk-adjusted returns in both rising and falling markets and during both expanding and recessionary economic cycles. In discretionary programs, a trader determines trades subjectively based on his personal assessment of trading data and trading experience, while in systematic programs, trades are based almost entirely on computerized mathematical models. The Fund, at all times, will look primarily to commodity interests as its principal intended source of gains and anticipates that at all times commodity interests will present the Fund’s primary risk of loss, and the Fund will not acquire any financial instrument or enter into any financial transaction if to do so would cause the Fund to look to securities as its principal intended source of gains or anticipate that securities will present the Fund’s primary risk of loss.

The Manager believes strongly in the importance of research and development of new trading programs, and expects to develop additional trading systems and strategies for the Fund and to modify or replace the systems currently in use for the Fund over time.  The Manager also seeks to add new trading strategies to its discretionary programs and to modify such strategies over time.  There is no maximum number of trading programs that the Manager may see fit to include in the Core Macro Portfolio, and the Manager may increase or decrease the number of programs included in the portfolio over time or increase the number of markets or contracts that are traded on behalf of the portfolio. The Manager continually updates and modifies its trading programs and may make such additions or deletions of trading programs or make any other changes to the Core Macro Portfolio at any time– such as changes in the leverage of, or in the asset allocations to, any of the Fund’s trading programs – in its sole discretion.  The Fund is not required to provide prior, or any, notice of any such changes to investors.

Under the Amended and Restated Limited Liability Company Agreement of GAIF II (the “Company Agreement”), the Manager has complete and exclusive responsibility for management and administration of the affairs of GAIF II. The Manager is currently registered as a commodity pool operator (“CPO”) and commodity trading advisor (“CTA”) with the Commodity Futures Trading Commission (“CFTC”), as an investment adviser with the Securities and Exchange Commission (“SEC”) and is a member of the National Futures Association (“NFA”). GAIF II is not required to be, and is not, registered under the Investment Company Act of 1940, as amended. Investors purchasing units of interests (the “Units”) in GAIF II have no rights to participate in the management of the Fund.  Units are sold through dealers that are not affiliated with the Fund or the Manager.

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

As of February 28, 2022, the aggregate Net Asset Value (as defined below under “Allocation of Profit and Loss”) of the Units in GAIF II was $30,454,046. GAIF II operates on a calendar fiscal year.

Narrative Description of Business

(i)	General

GAIF II offers two classes (each a “Class”) of Units, being Class 0 Units and Class 2 Units of the Core Macro Portfolio. As further described below under “Fees,” Class 0 and Class 2 Units of the portfolio differ only as to their applicable fees. Subscriptions for Units of any Class may be accepted by GAIF II as of the first business day of each month upon written notice of at least three business days prior to the last business day of the preceding month, and on such other notice and dates as the Manager may permit in its sole and absolute discretion.

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

The Manager was organized in May 1994 as a Delaware limited partnership. The general partner of the Manager is KGT, Inc., a Delaware corporation of which Kenneth G. Tropin is the sole director and ultimate sole shareholder. KGT, Inc. became a listed Principal of the Manager effective July 27, 1994. The Manager has been registered as a CPO and CTA under the Commodity Exchange Act (“CEA”) and has been a member of the NFA since July 27, 1994 and is also registered as an investment adviser with the Securities and Exchange Commission since March 20, 2012. As of March 1, 2023, the Manager has approximately 193 personnel and manages assets of over $18.8 billion. The Manager’s principal office is located at 40 Highland Avenue, Rowayton, Connecticut 06853 and its telephone number is (203) 899-3400. The Manager’s advisory services may in part be performed out of its branch office in West Palm Beach, Florida and the office of the Manager’s London affiliate, Graham Capital LLP.

(iii)	The Trading Program

The Manager’s Investment Committee, which is comprised of Kenneth G. Tropin, Pablo Calderini, Brian Douglas, Barry S. Fox, Christopher McCann, Timothy Sperry, Edward Tricker, Kelly Tropin Whitridge, George Schrade and Jennifer Ancker Whelen makes decisions with respect to the selection of strategies traded on behalf of the Fund.

Biographical information regarding the members of the Investment Committee as of December 31, 2022 is set forth below.

Kenneth G. Tropin, 69, is the Chairman and the founder of the Manager. In May 1994, he founded the Manager and became an Associated Person and Principal effective July 27, 1994. Mr. Tropin developed the firm's original trading programs and is responsible for the overall management of the organization, including the investment of its proprietary trading capital.

Pablo Calderini, 58, is the President and Chief Investment Officer of the Manager and, is responsible for the management and oversight of the discretionary and quantitative trading businesses at the Manager. He joined the Manager in August 2010 and became an Associated Person and Principal of the Manager effective August 13, 2010. Mr. Calderini received a B.A. in Economics from Universidad Nacional de Rosario in 1987 and a Masters in Economics from Universidad del Cema in 1989, each in Argentina.

Brian Douglas, 49, C.P.A., is the Chief Executive Officer of the Manager.  In July 2004, he joined the Manager as Manager of Financial Reporting. Mr. Douglas became Director of Financial Reporting in April 2008. Mr. Douglas became Chief Financial Officer in April 2013, Chief Operating Officer in March 2019 and Chief Executive Officer in October 2021. Mr. Douglas is responsible for the management and oversight of the finance, administration, investor services, technology, human resources, legal and compliance departments. He became an Associated Person of the Manager effective February 1, 2013 and a Principal on April 1, 2013.  Mr. Douglas received a B.A. in accounting from Western Connecticut State University in May 1996.

George Schrade, 48, C.P.A., is the  Chief Financial Officer of the Manager, responsible for overseeing the Manager’s Middle Office, Financial Reporting, Treasury Operations, and Corporate Accounting groups. He became an Associated Person of the Manager effective December 21, 2016 and a Principal on February 28, 2019. In June 2007, he joined the Manager as Senior Analyst in Financial Reporting and has held positions of increasing responsibility prior to becoming Chief Financial Officer in March 2019. Mr. Schrade received a B.S in Accounting from Quinnipiac University in May 1996.

Barry S. Fox, 59, is Managing Director of Quantitative Operations and Execution of the Manager. He became an Associated Person of the Manager effective November 10, 2000 and a Principal on November 15, 2007. Mr. Fox joined the Manager in August 2000. Mr. Fox received a B.S. in Business Administration from State University of New York at Buffalo in 1986.

Christopher McCann, 52, is the Chief Risk Officer of the Manager, responsible for identifying, monitoring and acting upon financial risks relative to financial returns in Manager's diverse trading strategies. He joined the Manager in May 2009 and became an Associated Person of the Manager effective May 29, 2009 and a Principal effective June 24, 2019. He was previously registered as a Principal of the Manager effective September 12, 2012 through February 22, 2016. Mr. McCann received an M.B.A. in Finance from New York University Stern School of Business in May 1998, a M.S. in Industrial Engineering from Rutgers University in May 1995, and a B.S. in Chemical Engineering from Washington University in May 1992.

Tim Sperry, 55, is Executive Director and Chief Compliance Officer of the Manager. He joined the Manager in June 2004.  As Chief Compliance Officer, he oversees compliance and regulatory matters related to the firm’s business. He became an Associated Person of the Manager effective October 9, 2012 and a Principal on October 10, 2012. Mr. Sperry received a J.D. from New England School of Law in May 1998 and a B.A. in Political Science in 1989 from Boston University.

Edward Tricker, 39, is Chief Investment Officer of Quant Strategies of the Manager. He is currently responsible for the management and oversight of the firm's Quantitative Strategies team, including quantitative operations and execution, research, alpha technology, and data science. He became an Associated Person of the Manager effective February 4, 2013 and a Principal on April 30, 2014. Dr. Tricker joined the Manager in June 2011 as a quantitative research analyst. Dr. Tricker received a Ph.D. in Statistics from Imperial College of Science and Technology in London in October 2009 and a B.S. in Mathematics and Statistics from the University of Oxford in June 2005.

Kelly Tropin Whitridge, 32, is Chief Economist and Senior Managing Director of the Manager.  Mrs. Tropin Whitridge is responsible for leading the Manager’s economic research efforts in addition to playing a key role in the management of the firm’s discretionary trading team. She joined the Manager in May 2014 and became an Associated Person and Principal of the Manager effective September 6, 2018. Mrs. Tropin Whitridge received a Bachelor of Arts in Government from Dartmouth College in June 2013.

Jennifer Ancker Whelen, 49, is Chief Client Officer, Co-Head of Institutional Relations, and Managing Director of the Manager. She joined the Manager in April 2007 and became an Associated Person of the Manager effective June 6, 2007 and a Principal January 15, 2021. Mrs. Ancker Whelen is responsible for the development of strategic relationships with the Manager’s global client base, including consultants and institutional investors. Mrs. Ancker Whelen graduated cum laude from Colby College in 1995 with a B.A. in Economics and a minor in Sociology.

The discretionary traders for any discretionary investment strategy selected to trade on behalf of the Fund make the trading decisions for that discretionary strategy. The Manager has developed sophisticated proprietary software to study optimal portfolio weighting strategies and the effect of specific markets on the performance, risk, correlation and volatility characteristics of each of its trading strategies. As a result, the weighting or leverage that a trading strategy uses in each market may change to address changes in market conditions or to reflect other trading strategies trading in that market. With such software, the Manager devotes considerable attention to risk management at the portfolio level in an effort to ensure balance between markets and that the overall leverage used by the portfolio is consistent with the Manager’s overall views on risk. The Manager’s objective in forming the investment program of the portfolio is to provide the portfolio with significant potential for capital appreciation in both rising and falling markets and during expanding or recessionary economic cycles. Currently, 50% of the assets of the Core Macro Portfolio are allocated to trading the Manager’s Discretionary Trading Program and 50% of the assets are allocated to trading to a sole systematic program, the Manager’s K4D Program (formerly referred to as the K4D-15V Program), but the Manager may alter these allocations at any time within its sole discretion.

The Fund will trade actively in both U.S. and foreign markets, primarily on major futures exchanges as well as the inter-bank cash currency and swaps markets. The Fund also engages in exchange for physical (EFP) transactions, which involve a privately negotiated and simultaneous exchange of a futures position for a corresponding position in the underlying physical commodity, and the Fund may use options and other derivatives in addition to swaps. The Manager may also trade other financial instruments, such as emerging market currencies, global stock index futures and futures on virtual currencies, as it endeavors to achieve superior results for investors and enhanced portfolio diversification. The Manager may trade without geographic or market restriction, with new and existing discretionary and quantitative strategies routinely expanding or otherwise modifying the types of instruments traded for the Fund. The Manager reserves the right in extraordinary market conditions to reduce leverage and portfolio risk if it feels in its sole discretion that it is in the potential best interest of the Fund. While such actions are anticipated to occur very infrequently, no assurance can be given that the Manager’s actions will enhance performance or that any efforts by the Manager to achieve portfolio diversification will be successful.

The Manager expects to add additional trading strategies and programs to the portfolio and to modify or replace the strategies currently in use for the portfolio over time and may in the future offer other portfolios. There is no maximum number of strategies and programs that the Manager may see fit to include in the Fund or the portfolio, and the Manager may increase or decrease the number of strategies and programs included in the Fund or the portfolio over time or increase the number of markets or contracts that are traded on behalf of the Fund or the portfolio. The Manager may make such additions or deletions of trading programs to the Fund or the portfolio at any time and may make such additions, deletions or any other changes, such as changes in the leverage or volatility targets of, or in the asset allocations to, any of the Fund’s trading strategies and programs, in its sole discretion and without prior notice to members. The Core Macro Portfolio does not currently have an annual leverage or volatility target, and even to the extent such targets are established by the Manager in the future, there can be no assurance that the Core Macro Portfolio's programs (or any trading systems or programs utilized by the Fund) will meet such targets in any given period.

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

The Manager’s quantitative trading programs (including the quantitative traders primarily responsible for implementing such programs) typically use proprietary portfolio construction and embedded risk management techniques within the programs themselves to manage exposure across individual markets and sectors. The quantitative risk management process incorporates the outputs of the underlying trading models with a sophisticated risk management process in an effort to enhance returns and maintain diversification and portfolio volatility targets. Notwithstanding the foregoing, certain quantitative traders may be subject to risk policies similar in whole or in part to the risk policies described below with respect to discretionary traders.

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

The Manager subjects the trading of all of its discretionary traders to a risk monitoring regime that includes a set of defined drawdown limits and a series of risk measurements. Drawdown limits are used as a risk management tool to enforce risk reduction on a discretionary strategy if the discretionary trader is experiencing losses and has not yet reduced overall risk levels. The Manager generally defines a drawdown as losses experienced over a specified period of time, expressed as a percentage of net assets at the beginning of the period. The Manager imposes daily, monthly, and overall drawdown limits for all discretionary traders. The Manager establishes a daily move limit that requires a prompt report to the risk department, a monthly peak to trough drawdown that likely will lead to risk reduction, and a total peak to trough drawdown that likely leads to risk reduction. There is also a drawdown limit where the Manager’s Investment Committee would meet to consider closing a given program. Further, the Manager conducts a daily risk process measuring VaR and reviewing stress tests for the portfolio. The Manager evaluates the validity of VaR as a risk management tool by comparing the number of instances that profit and loss exceeded expected parameters over various time frames. For example, the Manager utilizes a one day 97.5% VaR, which means that in respect of the Portfolio that it is analyzing it expects the Portfolio to experience a loss in excess of VaR on approximately 1 out of every 40 days. In addition, the Manager runs an extensive series of stress tests, including historical scenarios as well as specific foreign exchange, equity and interest rate shocks. In managing strategy risk, the Manager limits the size and structure of positions taken on behalf of the Portfolio to ensure that they comply with various risk parameters, both those defined by the Manager for the underlying trading strategies and those defined by each of the discretionary traders that trade on behalf of the Portfolio.

In addition to the risk monitoring procedures employed by the Manager, each discretionary trader trading on behalf of a discretionary program for the Fund has established his or her own proprietary risk measures and parameters. These generally include measures of first order sensitivities (i.e., the sensitivity of the Portfolio to a change in a parameter of the underlying instruments) to the most relevant risk factors for a given book (for example, the dollar value of a basis point in the case of interest rate products), measurement of stress loss in extreme market events, or the use of explicit stop loss points. When individual limits on any of these are breached, the discretionary trader likely will reduce risk even if within the Manager’s guidelines.

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

Discretionary Trading Program

The Manager has been trading discretionary programs since February 1998. Discretionary programs, unlike systematic programs which are based almost entirely on computerized mathematical models, determine trades subjectively on the basis of a trader’s personal assessment of trading data and trading experience. Although the Manager has had over a decade of experience trading various discretionary programs, Discretionary Trading Program (“DTP”) itself commenced trading as of August 2008. DTP seeks to invest in various global macro markets that are highly liquid. DTP consists of several of the Manager’s leading discretionary strategies traded by employees of the Manager that focus on the global fixed income, stock index, currency, energy, commodity and metals markets, but over time it may participate in any other liquid market that is available as the Manager deems appropriate. The Fund may also trade futures on virtual currencies.

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

The Manager believes strongly in the importance of research and development of new trading strategies and expects to develop additional trading systems and strategies and to modify or replace the systems currently in use in its systematic programs over time in its ongoing efforts to keep pace with changing market conditions. The decision to add or subtract systems or strategies from any investment program or to change the leverage of, or the asset allocations to, any of the trading strategies of such investment program shall be at the Manager’s sole discretion. The Manager anticipates that the constellation of trading strategies comprising the K4D program will continue to grow and evolve over time. There is no maximum number of strategies that the Manager may include in the K4D investment program.

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

The K4D Program features the first system that the Manager developed, which began trading client accounts in 1995. It utilizes multiple computerized trading models and offers broad diversification in both financial and non-financial markets, currently trading in approximately 90-100 global markets. The K4D Program includes trend-following systems as well as carry, fundamental value/reversion strategies as well as strategies that in the aggregate are intended to be diversifying from trend-following, and is intended to generate significant returns over time with an acceptable degree of risk and volatility. The computer models are currently based on price-based data and non-priced based macroeconomic and fundamental information.

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

Bank of America, N.A. serves as the Fund’s banker for transactions on behalf of the portfolio. A significant portion of the Fund’s assets may be held by Bank of America, N.A. in addition to the futures clearing brokers utilized on behalf of the Fund as well as OTC counterparties. The Fund may also hold excess funds not required for trading in bank accounts at Bank of America, N.A., JPMorgan Chase Bank, N.A. or elsewhere. The Manager, in its discretion, may change the brokerage and custodial arrangements described herein without notice to investors.

GAIF II currently has no direct arrangement with any futures commission broker; rather each master fund that trades on behalf of the Fund may have its separate clearing arrangements with one or more futures broker. At present, BofA Securities Inc.,Wells Fargo Securities, LLC and Barclays Capital Inc. are the primary futures clearing brokers for the master funds, but neither the Fund nor the master funds are required or under any contractual obligation to continue to employ them as futures clearing brokers (together with additional or replacement clearing brokers the Manager may select from time to time without notice to investors, the “Futures Brokers”). The Manager is authorized to determine the Futures Brokers (or the counterparty, if concerning a foreign currency or swap transaction) to be used for the portfolio transactions for the Fund. The Manager is not affiliated with any futures commission merchant or broker-dealer.

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
ICE Endex
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

The Fund earns interest on cash not required to be posted as margin for its trading. Cash not required by the Fund’s investment programs for trading is currently invested by the Manager in a separate cash management master fund, Graham Cash Assets LLC (“Cash Assets”), managed by the Manager.  The Fund pays the Manager no additional fees for managing the Fund’s assets invested in Cash Assets. It is currently anticipated that on average between 70% and 95% of the assets of the portfolio will be invested in Cash Assets. Other affiliates of the Manager and investment funds and accounts managed by the Manager may invest in Cash Assets and each such entity bears its proportional share of the operating expenses of Cash Assets. Cash Assets may pay some third-party fees to unaffiliated custodians or managers in connection with the management of its portfolio, which fees will effectively be borne pro rata by all investment vehicles that invest in Cash Assets. Cash Assets may deposit a portion of its assets in an interest bearing bank account with Bank of America N.A. and JPMorgan Chase Bank, N.A. or other banks or in brokerage accounts, or it may purchase securities (directly or through repurchase or reverse repurchase agreements) which are direct obligations of or obligations guaranteed as to principal or interest by the United States (e.g. U. S. Treasury Bills or Bonds), or other securities issued or guaranteed by corporations in which the United States has a direct or indirect interest (e.g., U.S. government agency securities) which have been designated pursuant to section 3(a)(12) of the Securities Exchange Act of 1934 as exempted securities.

In addition to exchange-traded futures contracts and swaps, the Fund trades spot and forward contracts on foreign currencies and, to a lesser degree, OTC swap and derivatives contracts. The Fund does not currently anticipate trading any other non-CFTC regulated instruments. The Manager estimates that 20-60% of the Fund’s trades for the portfolio may be in forward contracts and 0-10% in swap contracts, but depending on market conditions, the percentage of the portfolio’s trades constituted by forward or swap contracts may fall substantially outside that range. Bank of America, N.A. and Barclays currently serve as the Fund’s primary counterparties for foreign currency forward transactions. All of the Fund’s assets, funds, securities, and other property held by Bank of America, N.A. or Barclays as a Fund counterparty, and any other bank or broker-dealer acting as a foreign currency forward counterparty or OTC swap counterparty of the Fund are held as security or collateral for the Fund’s obligations to such entity. The forward and OTC swap markets bear additional risks (e.g., the credit risk of trading with counterparties) not present in exchange-traded futures and swaps trading. Under the Dodd–Frank Wall Street Reform and Consumer Protection Act, the CFTC, sometimes together with the SEC, has enacted regulations to govern these contracts and requires many of them to be cleared through an exchange or clearinghouse.

The Manager determines, in its sole and absolute discretion, the amount of distributions, if any, to be made by the Fund. It is expected that dividends ordinarily will not be paid and that all portfolio earnings will be retained for reinvestment (subject to the redemption privilege).

Fees

(i)	Advisory Fee

Pursuant to the Company Agreement, each Class of the Core Macro Portfolio of the Fund paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate equal to 1.50% of the Net Asset Value of such Class. For purposes of calculating the Advisory Fee, the Net Asset Value of each Class equals the total fair market value of the assets of the Fund attributable to that Class less the liabilities of the Fund attributable to that Class.  Profits and losses are allocated among the Classes in proportion to their respective Net Asset Values (before accrual of the Sponsor Fee and the Incentive Allocation set forth below). The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month (before giving effect to any redemptions as of the last business day of the month and subscriptions as of the beginning of the next business day, and before deduction or accrual of fees payable to the Manager and the Incentive Allocation). A portion of the Advisory Fee may be paid to third parties as compensation for offering or selling activities in connection with the Fund. If the Manager is terminated as the manager of the Fund as of a date other than the last business day of a month, the Advisory Fee will be prorated through the termination date.

(ii)	Sponsor Fee

Each Class 0 and Class 2 of the Fund pays the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Members’ Capital specified in the table below. The Sponsor Fee, in each case payable monthly in arrears, determined in the same manner as the Advisory Fee.

Class 0	Class 2

0.50%	1.25%

A significant portion of the Sponsor Fees is paid to third parties as compensation for offering or selling activities in connection with the Fund. The Manager may pay initial service fees as well as on-going service fees to its selling agents. When an initial service fee is paid, the on-going service fee to a selling agent will generally commence the 13th  month with respect to which the Fund investor introduced by such selling agent has been invested in the Fund. The service fees paid by the Manager to selling agents range up to 2% of net assets with respect to Class 2 investors.

(iii)	Incentive Allocation

Each Class of the Core Macro Portfolio bears a quarterly Incentive Allocation, payable to Graham Capital LLC, an affiliate of the Manager (“Graham LLC”), as of the end of each calendar quarter, equal to 20% of the net profits of the Class for the quarter, subject to a “loss carryforward” provision. The loss carryforward provision generally provides that Graham LLC will not receive an Incentive Allocation in respect of the Class for a calendar quarter to the extent that the Class experiences net loss since the last calendar quarter for which an Incentive Allocation was earned, and such loss has not been recouped through subsequent net profits. The Incentive Allocation is calculated and paid as follows:  At the end of each calendar quarter, the Incentive Allocation is deducted from the Net Asset Value of each Class and credited to the Capital Account of Graham LLC in the Feeder Funds, in an amount equal to 20% of New High Net Trading Profits (as defined below) with respect to each class of the Core Macro Portfolio for such period. “New High Net Trading Profits” for any Class for any quarter shall mean the Net Capital Appreciation (which includes unrealized gains and losses and interest income and expense, less all accrued debts, liabilities and obligations of the Class (but before any accrual for the Incentive Allocation) for such period) for the quarter minus the Carryforward Loss (as defined below), if any, as of the beginning of the quarter, for such Class. The “Carryforward Loss” shall be increased as of the end of each calendar quarter by the amount of any Net Capital Depreciation with respect to such Class during the quarter then ended and shall be decreased (but not below zero) as of the end of each calendar quarter by the amount of any Net Capital Appreciation with respect to such Class during the quarter then ended. In addition, the Carryforward Loss for a Class for any calendar quarter shall be proportionately reduced effective as of the date of redemption of any Units of such Class by multiplying (i) the Carryforward Loss for such Class immediately prior to such redemption by (ii) the ratio that the amount of assets redeemed from such Class bears to the Net Assets of such Class immediately prior to such redemption. The Carryforward Loss of a Class must be recouped before any subsequent Incentive Allocation can be made to Graham LLC. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed on any date not the end of a calendar quarter, as if the date of redemption were the end of a calendar quarter and the Incentive Allocation shall only be deducted with respect to such redeemed Units.

A portion of any of the above fees (including the Incentive Allocation) may be paid by the Manager or its affiliates to third parties as compensation for offering or selling activities in connection with the Fund.

Expenses

For 2022, each Class of the Fund was responsible for its proportionate share of the Fund’s operating, administrative, trading and other direct expenses of the relevant Portfolio, including all trading commissions (including exchange and clearing and regulatory fees relating to its trades), legal expenses, internal and external accounting, audit and tax preparation expenses, fees and expenses of an Administrator, costs of preparing any required regulatory filings, and printing and mailing costs, together with a proportionate share of the costs incurred in connection with the organization of the Fund (including government incorporation charges and professional fees and expenses in connection with the preparation of the Fund’s offering documents and the preparation of the basic corporate and contract documents of the Fund) and the Fund’s continuing offering of Units.

Beginning June 2022, each Class of the Fund shall pay or reimburse the Manager for all direct costs associated with its assets allocated to the various trading strategies, whether discretionary or  quantitative, as the case may be, utilized on the Fund’s behalf and all other expenses related to the operations and business of the Fund including, but not limited to, all expenses of investment transactions such as brokerage commissions and exchange, clearing or regulatory fees and expenses; interest, commitment fees and other costs related to borrowing; transaction fees, finder’s fees, sourcing fees, investment banking fees, origination fees and other similar fees and expenses; fees and expenses of the Administrator; custodial fees; bank service fees; costs of news, research, data and quotation services, software and equipment, including Bloomberg terminals; third-party investment and trading, risk-management and portfolio management related services, licensing, systems, hardware and software (including the third-party installation, programming or servicing related thereto), including trade order management, collateral and margin management and accounting services, licensing, systems, hardware and software; costs of connectivity services; data storage costs; fees and expenses related to the Fund’s currency conversion and hedging activities; other hedging costs; membership, license and similar charges in connection with exchange memberships; income taxes, withholding taxes, transfer taxes and other governmental charges and duties; governmental, registration, license, membership or related fees or expenses payable to any regulatory or self-regulatory organization (including costs associated with preparing and filing regulatory reports such as Form 10-K, Form 10-Q, NFA Form PQR and MiFID trade and transaction reports) or in connection with the distribution of the Units in any jurisdiction; costs of compliance with FATCA, CRS or other similar rules; professional fees of tax advisors, accountants and attorneys; costs for D&O, E&O, cybersecurity and other insurance for the Fund and the Manager; the costs of maintaining the Fund’s registered office; the costs of printing and distributing offering materials and Net Asset Value reports and notices to Members or holding meetings of Members; fees and expenses paid to outside counsel, accountants, experts and other third parties in connection with sourcing, investigating, analyzing, evaluating and conducting due diligence and surveillance on, monitoring and conducting background checks in connection with, existing and potential investments (whether or not consummated); costs of negotiating trading counterparty and service provider agreements; legal and third party costs incurred in connection with settling trades; legal fees and costs (including settlement costs) arising in connection with any litigation, arbitration, investigation or other proceeding related to any portfolio investment; legal and compliance expenses (including responding to formal and informal inquiries, indemnification expenses and expenses associated with regulatory filings relating to the Fund and its portfolio investments); legal and tax structuring expenses; costs of any external appraisers; direct expenses or fees for third parties related to monitoring and responding to class action and other claims (including contingency fees); and all other expenses incurred in connection with locating, evaluating, purchasing, selling or holding investments.  The Fund’s operating, administrative and trading expenses are estimated, based on recent experience of the Fund and recent experience with respect to the types of costs and expenses that are expected to be borne by the Fund in the future, to amount to approximately 1.12% of net assets annually for the Core Macro Portfolio, but actual expenses may exceed the estimated amount. These expenses will be calculated and payable monthly in arrears in the same manner as the Advisory Fee.

The Manager provides and pays for its own professional and administrative staff, office space, and other general overhead expenses incidental to its advisory services.  For 2022, the Manager also provided and paid for its expenses related to business equipment and facilities.

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

The Manager is responsible for determining the value of the Fund’s assets. The Fund has appointed SEI Global Services Inc. as the Fund’s independent administrator (“Administrator”), and in connection with that role SEI is responsible, subject to the ultimate supervision of the Manager, for calculating the Net Asset Value of the Fund and the Net Asset Value per Unit of each Class of Units. In determining the Net Asset Value of the Fund and the Net Asset Value per Unit of each Class of Units, the Administrator will follow the valuation policies and procedures adopted by the Fund as set out below. If and to the extent that the Manager is responsible for or otherwise involved in the pricing of any of the Fund’s portfolio assets, the Administrator may accept, use and rely on such prices in determining the Net Asset Value of the Fund and shall not be liable to the Fund, any investor in the Fund, the Manager or any other person in so doing.

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

b.
The value of any option listed or traded on any recognized foreign or U.S. exchange shall be the settlement price published by the principal exchange on which it is traded on the relevant Valuation Day. If the recognized foreign or U.S. exchange does not publish a settlement price, the value of any option listed or traded on any recognized foreign or U.S. securities exchange shall be the last reported sale price on the relevant Valuation Day on the principal exchange on which such option is traded. If no such sale of such option was reported on that date, the market value shall be the average of the last reported bid and asked price. The market value of any over-the-counter option for which representative broker’s quotations are available shall be determined in like manner by reference to the last reported sale price, or, if none is available, to the average of the last reported bid and asked quotation. Premiums for the sale of such options written by the Fund shall be included in the assets of the portfolio, and the market value of such options shall be included as a liability.

c.	The value of any U.S. government security shall be the cost of such security plus accrued interest and discount.

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

Regulation

The Manager has been registered as a CPO and CTA under the CEA, and as an investment adviser with the SEC and has been a member of the NFA since July 27, 1994. GAIF II is regulated as a commodity pool by the CFTC and NFA.

The CFTC may suspend a CPO’s or CTA’s registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations.  In the event that the registration of the Manager was terminated or suspended, the Manager would be unable to continue to manage the business of the Fund. The Fund is expected to be terminated should the Manager’s registration be suspended, termination of GAIF II might result. In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long or net short positions that any person may hold or control in particular commodities. Most exchanges also limit the changes in futures contract prices that may occur during a single trading day.

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

Class 0 of the Fund has been operating since August 1, 2006, and Class 2 since November 1, 2007 with respect to its original portfolio, now the Core Macro Portfolio. Moreover, DTP became a part of the Core Macro Portfolio as of August 2008. There can be no assurance that any portfolio of the Fund will achieve its investment objective.

Risks Related to Trading and Market Conditions

Futures and Options Trading Is Speculative and Volatile. Futures and options prices are highly volatile. Such volatility may lead to substantial risks and returns, generally much larger than in the case of equity or fixed-income investments. Price movements for futures are influenced by, among other things: changing supply and demand relationships; weather; agricultural, trade, fiscal, monetary, and exchange control programs and policies of governments; macro political and economic events and policies; changes in national and international interest rates and rates of inflation; currency devaluations and revaluations; and emotions of other marketplace participants. None of these factors can be controlled by the Fund and no assurance can be given that the Manager’s advice will result in profitable trades for a participating customer or that a customer will not incur substantial losses. The purchaser of an option is subject to the risk of losing the entire purchase price of the option, while the writer of an option is subject to an unlimited risk of loss, namely the risk of loss resulting from the difference between the premium received for the option and the price of the futures contract or other asset underlying the option which the writer must purchase or deliver upon exercise of the option.

The Fund may purchase call and put options in respect of specific futures contracts, and may write and sell covered or uncovered call and put option contracts.  A call option gives the purchaser of the option the right to buy, and obligates the writer to sell, the underlying contract at a stated exercise price at any time prior to the expiration of the option.  Similarly, a put option gives the purchaser of the option the right to sell, and obligates the writer to buy, the underlying contract at a stated exercise price at any time prior to the expiration of the option.  A covered call option sold by the Fund, which is a call option with respect to which the Fund owns the underlying contract, exposes the Fund during the term of the option to possible loss of opportunity to realize appreciation in the market price of the underlying contract or to possible continued holding of a contract which might otherwise have been sold to protect against depreciation in the market price of the contract.  A covered put option sold by the Fund, which is a put option with respect to which the Fund has sold short an equivalent number of the underlying contract or owns an offsetting put option, exposes the Fund during the term of the option to possible loss of opportunity to realize profit due to a decline in price of the underlying contract.

The Fund may engage in “uncovered” option transactions, where the writer of a call option does not own an equivalent number of the underlying contracts or, in the case of a put option, the writer has not segregated cash to fulfill the obligation, has not sold short an equivalent number of contracts and does not own a put option covering an equivalent number of contracts with an exercise price equal to or greater than the exercise price of the put written.  Regarding uncovered options, the purchaser of an option is subject to the risk of losing the entire purchase price of the uncovered option, while the writer of an uncovered option is subject to an unlimited risk of loss, namely the risk of loss resulting from the difference between the premium received for the option and the price of the futures contract or other asset underlying the option which the writer must purchase and deliver upon exercise of the option.

Thus, an investment in the Fund is suitable only for those investors with speculative capital who understand the risks of futures and options markets.

The Fund’s Trading Is Highly Leveraged, Which May Result in Substantial Losses for the Fund.  The Fund trades futures, currencies, swaps, options, and other instruments on a leveraged basis due to the low margin deposits normally required for trading.  As a result, a relatively small price movement in a contract may result in immediate and substantial gains or losses for the Fund.  For example, $3,000 in margin may be required to hold a U.S. Treasury futures contract with a face value of $100,000.  If the value of the contract were to decline by 3%, the entire margin deposit would be lost. There is no cap on the amount of leverage that the Fund may employ.

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

Exchange for Physicals (“EFPs”).  The Fund may engage in transactions in physical commodities, including exchange for physical transactions.  An exchange for physical (“EFP”) is a transaction permitted under the rules of many futures exchanges in which two parties holding futures positions may close out their positions without making an open, competitive trade on the exchange. Generally, the holder of a short futures position buys the physical commodity, while the holder of a long futures position sells the physical commodity. The prices at which such transactions are executed are negotiated between the parties.

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

Virtual Currency Futures.  The Fund may trade futures on virtual currencies.  There are relatively few futures currently available with respect to virtual currencies.  Futures with respect to virtual currencies typically have higher collateral and margin deposit requirements than apply to futures with respect to other asset classes, thereby limiting the ability of the Fund to leverage such investments.  As margin deposit requirements are set as a percentage of the value of a particular contract, the inherent price volatility of the underlying virtual currency may result in substantial increases in margin requirements for long or short positions of related futures if the price of the underlying virtual currency rises or falls.  If FCMs and exchanges lower such margin or collateral requirements in the future, this would increase the inherent leverage of such products, thus increasing the risk of such positions.

In light of the comparatively small number of market participants and trading volume compared to traditional markets and the volatile demand for the underlying virtual currencies, it may be more difficult to liquidate virtual currency futures at desired prices.  In addition, FCMs and virtual currency exchanges may, in the future, impose position limits, prohibit naked shorting, or prohibit give-in transactions, among other restrictions on customer activity.  Such restrictions may restrict the Fund 's ability to exit a position during a period of high volatility.  Whether due to government action, virtual currency network failure or compromise, market disruptions or exchange or FCM imposed limits, the Fund’s inability to liquidate a position at the desired price or in general may result in substantial losses for the Fund.

Virtual currencies are not issued or controlled by any central governmental or non-governmental authority.  The value of virtual currencies will depend on market demand by investors and market participants.  As a result, the market prices for virtual currencies can be very volatile.  In addition, tax, commodity and securities laws and regulations applicable to virtual currencies are still developing.  In the future, CFTC and SEC rulemaking and other regulatory developments may impact the manner in which virtual currencies and related derivatives may be held or traded.  One or more countries, including the United States, may take regulatory actions in the future that could severely restrict the right to acquire, own, hold, sell or use virtual currencies or to exchange virtual currencies for other currencies.  Any such regulation could have a significant impact on the value of virtual currencies.

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

The Fund Has Credit and Market Risks With Respect to Its Cash Management. The Fund currently invests all assets not required for trading in Cash Assets, which in turn presently holds deposits in bank accounts or invests broadly in U.S. government or agency securities. With respect to its cash deposited in bank accounts, although the bank accounts themselves may be insured by the United States Federal Deposit Insurance Corporation, the balances in such accounts will be largely uninsured, as the maximum amount of insurance available to such accounts will not be material relative to the balances that are expected to be maintained in the accounts. With respect to its investment in U.S. government or agency securities, Cash Assets currently intends to hold them until they mature and values them at amortized cost which approximates fair value. Some of these securities may not mature for a year or longer. If Cash Assets were forced to sell some of its securities in the open market before they mature to meet unanticipated redemption requests (whether from the Fund or other entities affiliated with the Manager), the market value of the securities at such time may be below their amortized cost causing a loss for Fund investors. In addition, if interest rates rise, the interest rate that Cash Assets pays its investors (including the Fund) will not fully reflect the new rates because its pre-existing investments are still yielding interest at lower rates.

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

There is no Secondary Market for the Units, Therefore Investors Should Consider Their Investment in the Fund to be Illiquid.  It is not anticipated that an active secondary market will develop in the Units. The Units will not be transferable without the consent of the Manager (which may be granted or withheld in its discretion and on such terms as it determines). Units are not being registered so as to permit a public offering under the securities laws of any jurisdiction. Moreover, there are limitations on the ability of an investor to require the Fund to redeem Units. Consequently, the Units will be illiquid investments.

The Fund Does Not Anticipate Paying Dividends or Making Distributions, Therefore an Investment in the Fund is Not Appropriate for Investors Seeking Current Income.  Since the Fund does not presently intend to pay dividends or other distributions, an investment in the Fund may not be suitable for investors seeking current returns for financial or tax planning purposes.

Regulatory and Related Risks

The Fund Is Subject to Speculative Position Limits, Which May Limit the Fund’s Ability to Generate Profits or Result in Losses. The CFTC and various exchanges impose speculative position limits on the number of futures positions a person or group may hold or control in particular futures. Most physical delivery and many financial futures and option contracts are subject to speculative position limits. The CFTC has established position limits with respect to 25 commodity futures and options contracts (including contracts for corn, oats, wheat, soybeans, soybean oil, soybean meal, and cotton) as well as economically equivalent swaps and may in the future impose limits on additional contracts. In other markets, the relevant exchanges are required to determine whether and to what extent limits should apply. For purposes of complying with speculative position limits, the Fund’s outright futures positions will be required to be aggregated with any futures positions owned or controlled by the Manager or any principal of the Manager, including all of the other client accounts managed by the Manager. Similar types of limits apply to trading on EU commodity exchanges as a result of EU regulations that came into effect in 2018, albeit in a manner somewhat different to the manner in which limits apply on US commodity exchanges. As a result, the Fund may be unable to take positions in particular futures or may be forced to liquidate positions in particular futures, which could limit the ability of the Fund to earn profits or cause it to experience losses.

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

Additional risks of the forward markets include: (i) there are generally no limitations on daily price moves in forward transactions; (ii) speculative position limits are not applicable to forward transactions although the counterparties with which the Fund may deal may limit the size or duration of positions available as a consequence of credit considerations; (iii) participants in the forward markets are not required to make continuous markets in forward contracts; and (iv) the forward markets are “principals’ markets” in which performance with respect to a forward contract is the responsibility only of the counterparty with which the trader has entered into a contract (or its guarantor, if any), and not of any exchange or clearing house. As a result, the Fund will be subject to the risk of inability or refusal to perform with respect to such contracts on the part of the counterparties with which the Fund trades. For example, because the Fund trades foreign exchange contracts with Bank of America, N.A., it is at risk with respect to the creditworthiness and trading practices of Bank of America, N.A. as the counterparty to its contracts.

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

Central Clearing.  In order to mitigate counterparty risk and systemic risk in general, U.S. and international regulatory initiatives require certain derivatives to be cleared through a clearinghouse.  In the United States, clearing requirements were part of the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The CFTC imposed its first clearing mandate on December 13, 2012, affecting certain interest rate and credit default swaps.  It is expected that the CFTC, the SEC and other international regulators will continue to implement clearing requirements for other derivatives in the future. Trades submitted for clearing are subject to minimum initial and variation margin requirements set by the relevant clearinghouse, the futures commission merchant (“FCM”), as well as possible SEC or CFTC mandated margin requirements.  Clearing through FCMs has in certain cases led to losses caused by operational failure or fraud. As products become more standardized in order to be cleared, standardized derivatives may mean that the Fund may not be able to hedge its risks or express an investment view as well as it would using customizable derivatives available in the OTC markets.  Compared to the OTC derivatives market, the Fund may be subject to more onerous and more frequent (daily or even intraday) margin calls from both the clearinghouse and the FCM.  In addition, clearinghouse margin is dynamic and may be increased in times of market stress.  Although standardized clearing for derivatives is intended to reduce risk (for instance, it may reduce the counterparty risk to the dealers to which the Fund would be exposed under OTC derivatives), it does not eliminate risk. Rather, standardized clearing transfers risk of default from the OTC derivatives dealer to the central clearinghouse, which may increase systemic risk, potentially more so than a failure by an OTC derivatives counterparty.  The failure of a clearinghouse, although less likely than the failure of a counterparty, could have a much more significant impact on the financial system. Because these clearinghouses are still developing and the related bankruptcy process is untested, it is difficult to speculate what the actual risks would be to the Fund related to the default of a clearinghouse. Also, a clearinghouse will likely require that the Fund relinquish control of its transactions if the clearinghouse were to become insolvent, and, therefore, the Fund would not be able to terminate and close out of a defaulting clearinghouse’s positions but would become subject to regulators’ control over those positions. In such a circumstance, the Fund may not be able to take actions that it deems appropriate to lessen the impact of such clearinghouse’s default. Applicable regulations may also require the Fund to make public information regarding its swaps volume, position size and/or trades, which could detrimentally impact the Fund’s ability to achieve its investment objectives.

Taxes Will Be Imposed on You Regardless of Cash Distributions. U.S. taxable investors in the Fund must recognize for federal income tax purposes their pro rata share of the taxable net income of the Fund, regardless of whether such investors requested a partial redemption from the Fund to cover their U.S. federal income tax liabilities. An investment in the Fund may generate taxable income for a member even though the value of the member’s interest in the Fund has declined. A member may have to use personal funds to pay the income tax owed on the income or gain allocated to the member. Sufficient information may not be available in time for the member to determine accurately an amount to redeem to pay U.S. federal income taxes for a given fiscal year.

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

Quantitative Trading System Flaws are not Trade Errors. The Manager’s quantitative trading systems utilize sophisticated quantitative methods for signal generation and trade execution.  These systems rely heavily on price-based and fundamental data sourced from third parties.  Inaccuracies in the data received, the design and implementation of the systems, and in the sourcing, processing and incorporation of the data into these systems can result in flaws in signal generation and faulty order execution potentially resulting in losses to client accounts.  Systems are developed with the aid of historical data, which reflects how markets behaved in the past under different circumstances.  These trading systems cannot predict or detect fundamental changes in market behavior and might not perform as designed or intended during periods of unexpected market behavior.  Developing quantitative trading programs requires highly skilled personnel applying advanced quantitative methods to vast data sets.  Notwithstanding the Manager’s approach to hiring highly qualified quantitative research personnel, commitment to well-defined research and development protocols and extensive testing and ongoing monitoring of its trading systems, the complex nature of quantitative trading programs creates the risk that flaws will arise in these systems. Such flaws may be difficult to detect and therefore may impact these systems for extended periods of time.  All of these risks are intrinsic to the operation of quantitative trading strategies, and investors in the Fund must assume that the foregoing elements constitute an inherent risk of the Fund’s investment.  As such, any losses attributable to these issues will not be deemed to be trade errors and will be borne by the Fund.

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

Impact of Future Financial Industry Regulation is Uncertain and May Impact the Operation of the Portfolios.  Legal, tax and regulatory developments could occur.  Securities, futures and other financial markets are subject to comprehensive statutes, regulations and margin requirements enforced by the SEC, the CFTC and other U.S. and non-U.S. regulators and self-regulatory organizations and exchanges authorized to take extraordinary actions in the event of market emergencies.  The regulation of derivatives transactions and funds that engage in such transactions is an evolving area of law and is subject to modification by government and judicial actions.  The regulatory environment for private funds is evolving, and changes in the regulation of hedge funds and their trading activities may adversely affect the ability of investors (such as the Fund) to pursue certain investment strategies, the ability to obtain leverage and financing, and the value of certain investments.  U.S. and non-U.S. regulators may take additional actions in light of other developments in global financial markets, such as the banking crisis.  In 2008, for example, the SEC and various non-U.S. regulatory bodies imposed temporary bans on short-selling of a variety of stocks, and adopted other regulations that may have the effect of making short-selling more difficult or costly.  Additional legislation and regulations in global markets may further regulate or limit short-selling activities or other activities.  These changes may adversely affect the markets in which the Fund invests and may limit or adversely affect the ability of the Manager to use short sales, swaps and other derivatives as part of the investment and hedging strategies used by the Manager.

Risks of Using Trading Models.  The success of certain systematic trading models developed by the Manager will depend on their ability to accurately predict future market prices, and upon the continuation of past correlations among the market prices of specific futures, forwards, securities and other financial instruments, the markets generally, and the factors used in the models.  To the extent that such models, or the assumptions underlying them, are not correct, the Fund may sustain losses.  Even if the same correlations continue to exist in the future, they may not exist over the period of any particular investment in the Fund.

The development and ongoing maintenance of trading models is complex and involves financial, economic, econometric and statistical theories, research and modeling, which are then translated into computer code. Although the Manager devotes significant resources to testing, evaluating, monitoring and improving its trading models on a continuous basis, there is always the risk that trading models may be subject to coding or other errors, and there is no assurance that the software code used by the Manager’s trading models will successfully or optimally translate the Manager’s theories and analyses into successful trading results.  The Manager relies on trading, communication, programming and other systems and equipment (including web services, cloud storage, cloud computing platforms and cloud architecture) that may be subject to failures, interruptions, loss of functionality, degradation, compromises in security, loss of power or other events or circumstances.  Many of the strategies used by the Manager also depend on the receipt of timely and accurate market and other data from third party vendors. Any failure to receive such data in a timely manner, or the receipt of inaccurate data for any reason, could disrupt and adversely affect trading until such failure or inaccuracy is corrected.

The Trading Programs Used by The portfolio May Be Changed Without Notice to Investors.  The Manager continuously updates and changes its trading programs as a result of its ongoing research efforts and in response to changing market conditions. The Manager also expects to develop and implement new trading programs from time to time, which may be used first by other funds or accounts managed by the Manager. The Manager may make additions or deletions of trading programs used by the Core Macro Portfolio at any time, and may make additions, deletions or any other changes to its trading programs used by either portfolio – such as changes in the amount of leverage or volatility targets of, or in the allocations of assets to, any of the trading programs used by either portfolio as well as changes to underlying trading models – at any time as determined by the Manager in its sole discretion. The Manager is not required to provide prior, or any, notice to investors of any such changes. As a result, the descriptions of the trading programs of the portfolio in the Fund’s offering materials may not at any particular time fully or accurately describe the trading programs being used by the portfolio.

Calculation and Payment of Redemption Proceeds to Members May Be Based on Unaudited Data and Accrued Liabilities Subject to Adjustment.  Accordingly, adjustments and revisions may be made to the Fund’s net asset value following the year-end audit of the Fund.  Once paid, no revision to a Member’s redemption proceeds will be made based upon audit adjustments.  Thus, the Fund will not seek reimbursement in the event of any overpayment and will not pay additional amounts in the event of an underpayment.  As a result, a redeeming Member may be positively or negatively affected by a revision to the Fund’s net asset value.  To the extent that such revisions to net asset value decrease the net asset value of the Fund, the outstanding Units will be adversely affected by redemptions.  Conversely, any increases in the net asset value of the Fund resulting from such adjustments will be entirely for the benefit of the outstanding Units.  Similarly, the Fund’s net asset value in any calculation period is reduced by accrued liabilities, including expenses borne by the Fund.  Certain accruals for expenses and other liabilities may be adjusted in future calculation periods.  The net asset value of the Fund in prior periods will not be revised due to any subsequent adjustment to the accruals.

Effect of Substantial Redemptions.  Substantial redemptions could be triggered by a number of events, including, without limitation, unsatisfactory performance, events in the markets, a significant change in personnel or management of the Manager, legal or regulatory issues that investors perceive to have a bearing on the Fund and/or the Manager, or other events. Actions taken to meet substantial redemption requests from the Fund could result in the Fund altering its investments at other than optimal times, prices of financial instruments held by the Fund decreasing and in Fund expenses increasing (e.g., transaction costs and the costs of terminating agreements) and forced covering/sales to ensure proper margin ratios. The overall value of the Fund also may decrease because the liquidation value of certain assets may be materially less than their cost or mark-to-market value. Substantial redemptions from the Fund could also significantly restrict the Fund’s ability to obtain financing or transact with derivatives counterparties needed for its investment strategies, which would have a further material adverse effect on the Fund’s performance.

Systemic Risk. Credit risk may arise through a default by or because of one of several large institutions that are dependent on one another to meet their liquidity or operational needs, so that a default by or because of one institution may cause a series of defaults by the other institutions. This is sometimes referred to as a “systemic risk” and may adversely affect financial intermediaries, such as clearing houses, banks, securities firms and exchanges with which the Fund interacts. A systemic failure could have material adverse consequences on the Fund and on the markets for the financial instruments in which the Fund seeks to invest.

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

With respect to the discretionary strategies traded for the portfolio, all of the Manager’s trading is currently conducted through one or more Master Funds.  Except with respect to portfolio managers trading on behalf of more than one account (as discussed further below), this structure generally eliminates the need for trade allocation procedures for the discretionary strategies that would otherwise be necessary if trading for each strategy was conducted for multiple accounts.  The Manager closely reviews the capacity levels of each Master Fund traded for the Fund to ensure that all funds that utilize the discretionary strategies can invest in the Master Funds at the levels designated by the Manager’s Investment Committee.  To date, the Master Funds have not experienced capacity limits that would impact the operation of the funds that invest in them; however, no assurance can be given that in the future one or more Master Funds will not be subject to capacity limits, which would require the Manager to limit the allocation of assets of one or more funds in the affected Master Funds. Both discretionary and quantitative trading strategies within the Master Funds will also be subject to capacity guidelines and constraints at times and trading allocations among or within the Master Funds will be adjusted accordingly as determined by the Manager’s Investment Committee.

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

The Fund Will Generally Bear the Impact of Trade Errors. The Fund will ordinarily be responsible for any losses, and will benefit from any gains, resulting from trading errors and similar human errors, absent the Manager’s reckless disregard of its duties, willful misconduct, or gross negligence, or as otherwise required by law. As a result, any negative or positive results of trading errors generally will be borne by the Fund, rather than by the Manager, so long as the Manager adheres to the foregoing standard of care. However, the Manager bears all direct costs incurred in correcting trade errors, as defined below, without reimbursement for such costs from the Fund; provided, however, that the Manager shall be entitled to set off against such costs any amounts received by it from a broker or trade counter party in recognition of their relative degree of fault in the trade error. In no event shall the Manager be responsible for the negligence, dishonesty or bad faith of any broker or agent of the Fund; provided that such broker or agent was selected, engaged or retained by the Manager in good faith. A “trade error” is any execution by an employee of the Manager mistakenly transmitting, either through negligence or willful misconduct, a trade order to any broker or trade counter party on the Manager’s behalf that the Manager fails to liquidate through its trade reconciliation processes. In no event shall the Manager either offset the cost of correcting trade errors through soft dollars or seek to correct a trade error by instituting a trade between client accounts.

The Master–Feeder Structure Underlying the Fund’s Trading May Create Operating Inefficiencies for the Fund. All trading attributable to the Fund is currently conducted through the master funds organized and managed by the Manager, through a so-called “master-feeder” fund structure. A portion of the subscription proceeds received from investors ordinarily is invested by the Fund in the master funds, in each case with limited liability to the Fund. A separate master fund then invests in global futures, foreign exchange and other markets pursuant to each of the investment programs managed by the Manager.

Other investment funds and managed accounts structured to meet the needs of various U.S. and non-U.S. investors, including various proprietary accounts of the Manager and its related parties, also invest in such master funds, which include the Fund’s cash management vehicle, Cash Assets. The interests of such investors in any master fund may be in conflict in a number of respects, including, without limitation, as to the U.S. federal income tax consequences and capital utilization with regard to any master fund’s transactions. For example, each master fund’s transactions may provide investors subject to U.S. income taxation with different after-tax returns than those of non-U.S. and U.S. tax-exempt investors. In some cases, feeder funds that use different investment strategies are subject to different liquidity terms offered to their investors, and therefore may need to make more frequent withdrawals from master funds in order to satisfy redemption requests of investors. Also, each master fund may borrow to increase the efficiency of its capital utilization, but in so doing may incur borrowing charges at a rate that exceeds the rate at which the Fund earns interest income on its available cash. The Manager seeks to utilize such borrowing, with its attendant additional cost, to stabilize the master funds’ financing arrangements and offer various other advantages to their investors. At the same time, such borrowing may disproportionately benefit more leveraged investors in the master funds (including proprietary accounts of the Manager) over less leveraged investors (potentially including the Fund). Investors in the Fund may have conflicting investment, tax, or other interests with respect to their investment. The conflicting interests of individual investors may relate to or arise from, among other things, the nature of investments made by the Fund, the structuring of the acquisition of such investments, or the timing of disposition of investments. In such circumstances, the Manager will consider the investment and other objectives of the Fund and its investors as a whole, and not the investment or other objectives of any investor individually.

When two or more funds or accounts simultaneously invest in a single Master Fund, investors such as the Fund that are better capitalized or use less leverage than other investors may be exposed to losses resulting from a higher-leveraged investor’s inability to provide capital to the Master Fund pro rata to such Master Fund’s requirements from time to time.

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

General Risk Factors

Natural Disasters and Other Events. The Fund and its investments may be affected by events beyond the control of the Fund and the Manager, including hurricanes, earthquakes, floods and other natural disasters, emergence of new viruses (such as COVID-19) or outbreaks of an infectious disease, pandemic or any other serious public health concern, infrastructure failures, war, terrorism, labor strikes, or social unrest or instability. The Manager is not able to predict the extent, severity or duration of these or other similar events or the impact that these events may have on the Fund or its investments.

Operational Risks, Including Those Related to Computer Systems and Cybersecurity Threats, May Impact the Fund’s Operations.  The Fund depends on the Manager to develop, implement and operate the appropriate systems and procedures to execute all investment transactions and monitor and control operational risk.  The Fund’s business is highly dependent on its ability to process, on a daily basis, large volumes of transactions across numerous and diverse markets.  Consequently, the Fund relies heavily on its execution, financial, accounting and other data processing systems to trade, clear and settle all transactions, to evaluate and monitor potential and existing portfolio investments, and to generate risk management and other reports that are critical to oversight of the Fund’s activities. Certain portions of the Fund’s and the Manager’s operations are dependent upon systems operated by third parties, including the Fund’s administrator, prime brokers, market counterparties, electronic exchanges, other execution platforms, data providers and their various service providers. The Manager may not be in a position to verify the reliability of such third-party systems or data. Failure of or errors in such systems could result in mistakes or delays in the execution, confirmation or settlement of transactions, or in transactions not being properly booked, evaluated or accounted for.  The increasing reliance on internet-based programs and applications to conduct transactions and store data also creates increased security risks. Targeted cyber-attacks, or accidental events, can lead to a breach in computer and data systems and access by unauthorized persons to sensitive transactional or personal information.  Data taken in breaches may be used by criminals to commit identity theft, obtain loans or payments under false identities, and other crimes. Cybersecurity breaches at the Manager or its service providers or counterparties may directly or indirectly affect the Fund, and could lead to theft, data corruption, interference with business operations, disruption of operational or trading systems, interference with the Manager’s or the Fund’s ability to execute transactions, direct financial loss or reputational damage, or violations of applicable laws related to data and privacy protection and consumer protection.

The Fund Relies on Key Individuals.  The Manager has complete and exclusive responsibility for management and administration of the affairs of the Fund, and Fund relies exclusively on the Manager for the management of its investment portfolio. The Manager, in turn, relies significantly on the services of its founder, Kenneth G. Tropin. The Manager also relies significantly on the services of certain discretionary and quantitative trading personnel for the Fund. There could be adverse consequences to the Fund in the event that the Manager ceases to be available to devote its services to the Fund. There could be adverse consequences to the Fund if Mr. Tropin ceases to be available to devote his services to the Manager. There could be adverse consequences to the Fund if certain discretionary and quantitative trading personnel cease to be available to devote their services to the Fund.

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

As of March 1, 2023, there were 40 holders of Class 0 Units and 107 holders of Class 2 Units of the Core Macro Portfolio.

(c)	Dividends

The Manager determines, in its sole and absolute discretion, the amount of distributions, if any, to be made by the Fund to its investors.  To date no distributions have been paid on the Units and the Manager has no present intention to make any distributions in the future.

For the three months ended December 31, 2022, the Fund did not issue any Units with respect to the Core Macro Portfolio.

The following chart sets forth the purchases of Units of the Fund.

Month beginning:	Core Macro Portfolio Class 0 Number of Units Purchased	Price of Core Macro Portfolio Class 0 Units Purchased	Core Macro Portfolio Class 2 Number of Units Purchased	Price of Core Macro Portfolio Class 2 Units Purchased
October 1, 2022	1,648.811	$230.97	520.937	$163.97
November 1, 2022	-	-	1,324.222	$158.98
December 1, 2022	-	-	4,073.676	$159.22

Item 6:	RESERVED

Not applicable.

Item 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the year ended December 31, 2022, the Core Macro Portfolio’s Members’ Capital value increased by $4,001,217 or 14.2%. This increase in Members’ Capital was attributable to net income of $7,560,465 or 26.8% offset by redemptions totaling $3,559,248 or -12.6%, for the year.

For the year ended December 31, 2021, the Core Macro Portfolio’s Members’ Capital value decreased by $830,154 or -2.9%. This decrease in Members’ Capital was attributable to redemptions totaling $1,330,958 or -4.6% offset by net income of $500,804 or 1.7%, for the year.

 (i) Results of Operations

The Fund’s success depends primarily upon the Manager’s ability to recognize and capitalize on market trends in the different and varied sectors of the global financial markets in which it trades.

Core Macro Portfolio

2022 Summary

For the year ended December 31, 2022, the Core Macro Portfolio experienced trading gains of $10,177,241 attributable to the following sectors:

Agriculture / Softs	$(165,002)
Base Metals	119,505
Commodity Mix	(71,053)
Energy	1,595,677
Equities	715,216
Foreign Exchange	3,078,148
Long Term / Intermediate Rates	4,014,199
Precious Metals	(303,301)
Short Term Rates	1,193,852
$10,177,241

The Core Macro Portfolio recorded a net gain during 2022, with profits across all major sectors. The majority of profits resulted from positions in fixed income futures, primarily from positions across the yield curve in the U.S. and, to a lesser extent, Europe and Japan. In currencies, the portfolio produced gains from long positions in the U.S. dollar versus the Japanese yen, euro, and British pound sterling, particularly during the first three quarters of the year when the dollar was rising. The portfolio posted positive performance in commodities, mainly from long positions in energy. In equity index futures, positions in U.S., European, and Asian benchmark indices led to further gains for the portfolio.

Advisory and Sponsor Fees are calculated as a percentage of the Fund’s Members’ Capital value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the year ended December 31, 2022, Advisory Fees increased by $54,439 or 12.3%, Sponsor Fees increased by $27,871 or 12.1%, and Administrator’s Fees increased by $4,107 or 10.9% in the Core Macro Portfolio over the corresponding period of the preceding year. The movements are consistent with the timing of profit and loss and capital activity during the year.  During the year ended December 31, 2022, interest income increased by $280,747 or 1,142.8%. Interest was earned on free cash at an average annualized yield of 0.92% for the year ended December 31, 2022 compared to 0.10% for the year ended December 31, 2021.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the year ended December 31, 2022, the Incentive Allocation increased by $1,376,433 or 323.3%. This was the result of a higher net gain before incentive allocation for the year ended December 31, 2022 compared to the year ended December 31, 2021.

The following table illustrates the sector distribution of the Core Macro Portfolio’s investments in Master Funds as of December 31, 2022 based on the fair value of the underlying assets and liabilities in each master fund including both long and short positions.  Positive percentages represent net assets whereas negative percentages represent net liabilities.

Agriculture / Softs	54.9%
Base Metals	(13.5)%
Energy	117.0%
Equities	(354.0)%
Foreign Exchange	75.2%
Long Term / Intermediate Rates	84.8%
Precious Metals	(3.0)%
Short Term Rates	138.6%
100.0%

2021 Summary

For the year ended December 31, 2021, the Core Macro Portfolio experienced trading gains of $1,868,196 attributable to the following sectors:

Agriculture / Softs	$640,925
Base Metals	396,227
Energy	783,717
Equities	1,598,641
Foreign Exchange	467,458
Long Term / Intermediate Rates	(1,622,459)
Precious Metals	(429,997)
Short Term Rates	33,684
$1,868,196

The Core Macro Portfolio recorded a net gain during 2021. The majority of gains resulted from positions in equity index futures, most notably in the U.S. The portfolio also recorded profits in commodity futures, primarily from positions in energy and agricultural commodities.  In currencies, the portfolio posted profits primarily from positions in the euro versus the U.S. dollar.  The portfolio experienced losses in fixed income futures, mostly from positions in U.S. bonds with smaller losses in European, Canadian, and Australian bonds.

Advisory and Sponsor Fees are calculated as a percentage of the Fund’s Members’ Capital value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the year ended December 31, 2021, Advisory Fees increased by $19,133 or 4.5%, Sponsor Fees increased by $7,086 or 3.2%, and Administrator’s Fees increased by $1,119 or 3.1% in the Core Macro Portfolio over the corresponding period of the preceding year. The Advisory Fees, Sponsor Fees and Administrator’s Fees are substantially the same when compared to the corresponding prior year.  During the year ended December 31, 2021, interest income decreased by $262,544 or -91.4%. Interest was earned on free cash at an average annualized yield of 0.10% for the year ended December 31, 2021 compared to 1.13% for the year ended December 31, 2020.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the year ended December 31, 2021, the Incentive Allocation decreased by $111,082 or -20.7%. This was the result of a lower net gain before incentive allocation for the year ended December 31, 2021 compared to the year ended December 31, 2020.

The following table illustrates the sector distribution of the Core Macro Portfolio’s investments in Master Funds as of December 31, 2021 based on the fair value of the underlying assets and liabilities in each master fund including both long and short positions.  Positive percentages represent net assets whereas negative percentages represent net liabilities.

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

A portion of the assets of the portfolio is generally held as cash or cash equivalents, which are used to margin the Fund’s investments.  It is expected that the average margin the Fund will be required to post to support the Fund’s trading may range between 10% and 30% of the total assets of the portfolio, which will be segregated or secured by the futures brokers in accordance with the CEA and with CFTC regulations or be maintained on deposit with over-the-counter counterparties.  In exceptional market conditions, this amount could increase.  The master funds are subject to margin calls on a constant daily and intra-day basis, whether in connection with initiating new investment positions or as a result of changes in the value of current investment positions.  These margin requirements are met through the posting of additional margin with the applicable futures broker or FX clearing broker, on an almost daily basis.  The Manager generally expresses its margin requirements for the portfolios in terms of the aggregate of the margin requirements for the underlying strategies plus the net option premium costs for the underlying strategies.  For the years ended December 31, 2022 and December 31, 2021, the margin requirements for the Core Macro Portfolio were 9.33% and 8.63%, respectively.

Other than any potential market-imposed limitations on liquidity, the Fund’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Fund’s futures trading.  Through December 31, 2022, the Fund experienced no meaningful periods of illiquidity in any of the markets traded by the Manager on behalf of the Fund.

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
Years Ended December 31, 2022 and 2021
with Report of Independent Registered Public Accounting Firm

GRAHAM ALTERNATIVE INVESTMENT FUND II LLC
CORE MACRO PORTFOLIO

40 Highland Avenue
Rowayton, CT 06853

The undersigned affirms, on behalf of Graham Alternative Investment Fund II LLC Core Macro Portfolio, that to the best of his knowledge and belief, the information contained in the attached audited consolidated financial statements of Graham Alternative Investment Fund II LLC Core Macro Portfolio for the years ended December 31, 2022 and 2021 is accurate and complete.

By:	Graham Capital Management, L.P., as
Sole Manager

By:	/s/ George Schrade
George Schrade
Chief Financial Officer
March 30, 2023

Graham Alternative Investment Fund II LLC

Core Macro Portfolio (formerly known as Blended Strategies Portfolio)

Consolidated Financial Statements

Years Ended December 31, 2022 and 2021

Financial Statements – Graham Alternative Investment Trading LLC

Ernst & Young LLP 300 First Stamford Place Stamford, CT 06902-6765	Tel: +1 203 674 3000 ey.com

Report of Independent Registered Public Accounting Firm

To the Members and Manager of
Core Macro Portfolio

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Core Macro Portfolio (the “Fund”) (one of the series constituting Graham Alternative Investment Fund II LLC (“GAIF II”)) as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in members’ capital and cash flows for each of the two years in the period then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Fund (one of the series constituting GAIF II) at December 31, 2022 and 2021, the results of its operations, changes in its members’ capital, and its cash flows for each of the two years in the period then ended, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to those charged with governance and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Ernst & Young LLP

We have served as the auditor of the Fund (one of the series constituting GAIF II) since 2006.

Stamford, CT

March 30, 2023

A member firm of Ernst & Young Global Limited

Graham Alternative Investment Fund II LLC

Core Macro Portfolio (formerly known as Blended Strategies Portfolio)

Consolidated Statements of Financial Condition

	December 31,
	2022	2021

Assets
Investment in Graham Alternative Investment Trading LLC, at fair value	$32,163,920	$28,162,703
Redemptions receivable from Graham Alternative Investment Trading LLC	648,597	10,000
Total assets	$32,812,517	$28,172,703

Liabilities and members’ capital
Liabilities:
Redemptions payable	$648,597	$10,000
Total liabilities	648,597	10,000

Members’ capital:
Class 0 Units (91,015.472 and 101,946.956 units issued and outstanding at $224.59 and $176.27, respectively)	20,440,792	17,970,556
Class 2 Units (73,630.241 and 81,096.662 units issued and outstanding at $159.22 and $125.68, respectively)	11,723,128	10,192,147
Total members’ capital	32,163,920	28,162,703
Total liabilities and members’ capital	$32,812,517	$28,172,703

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Graham Alternative Investment Fund II LLC

Core Macro Portfolio (formerly known as Blended Strategies Portfolio)

Consolidated Statements of Operations

	Years Ended December 31,
	2022	2021
Net gain allocated from investment in Graham Alternative Investment Trading LLC:
Net realized gain on investment	$9,854,088	$2,404,544
Net increase (decrease) in unrealized appreciation on investment	323,153	(536,348)
Brokerage commissions and fees	(112,511)	(82,946)
Net gain allocated from investment in Graham Alternative Investment Trading LLC	10,064,730	1,785,250

Net investment loss allocated from investment in Graham Alternative Investment Trading LLC:
Investment income:
Interest income	305,313	24,566

Expenses:
Incentive allocation	1,802,151	425,718
Advisory fees	496,169	441,730
Sponsor fees	257,756	229,885
Professional fees	192,946	167,247
Administrator’s fees	41,663	37,556
Operating expenses	11,768	–
Interest expense	7,125	6,876
Total expenses	2,809,578	1,309,012
Net investment loss allocated from investment in Graham Alternative Investment Trading LLC	(2,504,265)	(1,284,446)
Net income	$7,560,465	$500,804

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Graham Alternative Investment Fund II LLC

Core Macro Portfolio (formerly known as Blended Strategies Portfolio)

Consolidated Statements of Changes in Members’ Capital

Years Ended December 31, 2022 and 2021

	Class 0 Units		Class 2 Units
	Units	Capital	Units	Capital	Total Members’ Capital

Members’ capital, December 31, 2020	102,935.438	$17,813,986	89,986.690	$11,178,871	$28,992,857
Subscriptions	–	–	–	–	–
Redemptions	(988.482)	(178,761)	(8,890.028)	(1,152,197)	(1,330,958)
Net income	–	335,331	–	165,473	500,804
Members’ capital, December 31, 2021	101,946.956	$17,970,556	81,096.662	$10,192,147	$28,162,703
Subscriptions	–	–	–	–	–
Redemptions	(10,931.484)	(2,369,718)	(7,466.421)	(1,189,530)	(3,559,248)
Net income	–	4,839,954	–	2,720,511	7,560,465
Members’ capital, December 31, 2022	91,015.472	$20,440,792	73,630.241	$11,723,128	$32,163,920

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Graham Alternative Investment Fund II LLC

Core Macro Portfolio (formerly known as Blended Strategies Portfolio)

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2022	2021
Cash flows provided by operating activities
Net income	$7,560,465	$500,804
Adjustments to reconcile net income to net cash provided by operating activities:
Net (income) allocated from investment in Graham Alternative Investment Trading LLC	(7,560,465)	(500,804)
Proceeds from sale of investment in Graham Alternative Investment Trading LLC	2,920,651	1,400,089
Net cash provided by operating activities	2,920,651	1,400,089

Cash flows used in financing activities
Subscriptions	–	–
Redemptions (net of redemptions payable)	(2,920,651)	(1,400,089)
Net cash used in financing activities	(2,920,651)	(1,400,089)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of year	–	–
Cash and cash equivalents, end of year	$–	$–

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Graham Alternative Investment Fund II LLC

Core Macro Portfolio (formerly known as Blended Strategies Portfolio)

Notes to Consolidated Financial Statements

December 31, 2022

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

The Fund offers members Class 0 and Class 2 Units (collectively the “Units”). Graham Alternative Investment Ltd. (“GAI”) is a British Virgin Islands business company which was formed on June 1, 2006 and commenced operations on August 1, 2006. The Fund invests all of its assets dedicated to trading in Graham Alternative Investment Trading LLC (“GAIT”), a Delaware Limited Liability Company which was formed on May 18, 2006 and commenced operations on August 1, 2006, through an investment in GAI’s Core Macro Portfolio (formerly known as Blended Strategies Portfolio). GAIT invests in various master trading vehicles (“Master Funds”) and Graham Cash Assets LLC (“Cash Assets”), all of which are managed by Graham Capital Management, L.P. (the “Advisor” or “Manager”). The Fund is the sole owner of GAI’s Core Macro Portfolio and GAI’s Core Macro Portfolio invests all of its assets into GAIT. The Manager is the director of GAI and the sole investment advisor of GAI, GAIT and the Fund. The Manager is registered as a Commodity Pool Operator and Commodity Trading Advisor with the CFTC and is a member of the National Futures Association. The Manager is also registered with the Securities and Exchange Commission as an investment adviser. The Fund’s Units are registered under Section 12 of the Securities Exchange Act of 1934.

The investment objective of the Fund is to achieve long-term capital appreciation through professionally managed trading in both U.S. and foreign markets primarily in futures contracts, forwards contracts, spot currency contracts, and associated derivative instruments, such as options and swaps, through its investment in GAIT, which in turn invests in various Master Funds. The Master Funds seek to profit from opportunities in the global financial markets, including interest rate futures, foreign exchange, global stock indices and energy, metals and agricultural futures, as professionally managed multi-strategy investment vehicles. The Fund may also trade futures on virtual currencies. Each of the investment programs consists of multiple trading strategies of the Manager, which the Manager has combined in an effort to diversify the Fund’s investment exposure and to make the Fund’s performance returns less volatile and more consistently profitable.

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

At December 31, 2022 and 2021, the Fund owned 50.86% and 50.83%, respectively of GAIT.

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

The Fund’s investment in GAIT has been valued at net asset value using the practical expedient. Accordingly, under U.S. GAAP, this investment is excluded from categorization in the fair value hierarchy. There were no Level 3 assets or liabilities held at any point during the years ended December 31, 2022 and 2021 by the Fund, GAI, GAIT, the Master Funds or Cash Assets.

Cash and Cash Equivalents

The Fund classifies all highly liquid investments with a maturity of three months or less at the time of purchase as cash equivalents on the statements of financial condition. Cash deposited with a bank is subject to credit risk. In the event of the bank’s insolvency, recovery of the Fund’s cash would be limited to account insurance or other protection afforded by such deposit, which could be substantially less than the amount deposited. At December 31, 2022 and 2021, the Fund did not have any cash or cash equivalents.

Indemnifications

In the normal course of business, the Master Funds, GAIT, Cash Assets, GAI, and the Fund enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. The Fund’s maximum exposure under these arrangements is unknown; however, the Fund has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At December 31, 2022 and 2021, no accruals have been recorded by the Fund for indemnifications.

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

Subscriptions

Units may be purchased at a price equal to the Net Asset Value per Unit of the relevant Class as of the immediately preceding Valuation Day, as defined in the LLC Agreement. The minimum initial subscription from each investor in each Class is $10,000. Members may subscribe for additional Units in a minimum amount of not less than $5,000. Any initial or additional cash received prior to or on December 31, 2022, if any, for Fund shares related to the subsequent period is considered a subscription received in advance on December 31, 2022. The new subscription does not receive an allocation of income or expense from the Fund and is recorded as a liability on the Statement of Financial Condition as subscriptions received in advance.

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

4. Fees and Related Party Transactions

Advisory Fees

Each Class of GAIT other than Class M paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate of 1.50% of the Members’ Capital of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is affected with respect to Units of such Class during the month. For the years ended December 31, 2022 and 2021, the Advisory Fees allocated to the Fund by each Class of GAIT totaled $496,169 and $441,730, respectively.

See attached financial statements of Graham Alternative Investment Trading LLC.

Graham Alternative Investment Fund II LLC

Core Macro Portfolio (formerly known as Blended Strategies Portfolio)

Notes to Consolidated Financial Statements (continued)
4. Fees and Related Party Transactions (continued)

Sponsor Fees

Each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Members’ Capital specified in the table below. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee. For the years ended December 31, 2022 and 2021, the Sponsor Fees allocated to the Fund by each Class of GAIT totaled $257,756 and $229,885, respectively.

Class 0	Class 2

0.50%	1.25%

Incentive Allocation

At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class of GAIT, as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced, effective as of the date of any redemption of any Units of such class, by multiplying the loss carryforward by the ratio that the amount of Members’ Capital redeemed from such class bears to the Members’ Capital of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made to Graham Capital LLC. For the years ended December 31, 2022 and 2021, Incentive Allocation of $1,802,151 and $425,718, respectively were allocated to the Fund by GAIT.

Any portion of any of the above fees, including the Incentive Allocation, may be paid by the Manager to third parties as compensation for selling activities in connection with the Fund.

Administrator’s Fee

For the years ended December 31, 2022 and 2021, GAIT paid SEI a monthly administrator’s fee based on GAIT’s Members’ Capital, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, allocated to the Fund by GAIT for the years ended December 31, 2022 and 2021 were $41,663 and $37,556, respectively.

Professional Fees

GAIT shall pay, or reimburse the Manager, for expenses arising in connection with the Fund’s audit, tax and legal fees (“professional fees”). The total professional fees allocated to the Fund by GAIT for years ended December 31, 2022 and 2021 were $192,946 and $167,247, respectively.

Operating Expenses

In accordance with the LLC Agreement dated May 2, 2022, GAIT shall pay, or reimburse the Manager, for expenses arising in connection with the Fund’s investments, operations, and business (“operating expenses”). For the period from June 1, 2022 through December 31, 2022, GAIT reimbursed the Manager for operating expenses which were comprised of market data and technology costs associated with its assets allocated to the various Master Funds. The total operating expenses allocated to the Fund by GAIT for the period from June 1, 2022 through December 31, 2022 was $11,768. There were no such expenses allocated to the Fund by GAIT for the year ended December 31, 2021.

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

See attached financial statements of Graham Alternative Investment Trading LLC.

Graham Alternative Investment Fund II LLC

Core Macro Portfolio (formerly known as Blended Strategies Portfolio)

Notes to Consolidated Financial Statements (continued)
5. Income Taxes (continued)
U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a “more-likely-than-not” threshold would be recorded as a tax expense in the current year. The Fund identifies its major tax jurisdictions as the U.S. for Federal tax purposes, Connecticut for state tax purposes and various international jurisdictions. The Manager has evaluated the Fund’s tax positions for all open tax years under the respective statutes of limitations (generally three years in the U.S. but varying in non-US jurisdictions) and has concluded that there are no significant tax positions requiring recognition, measurement, or disclosure in the consolidated financial statements. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination. Any assessment for interest or penalties on taxes related to uncertain tax positions, when present, would be included in interest and penalties on tax on the consolidated statements of operations. During the years ended December 31, 2022 and 2021, no such interest and/or penalties were assessed to the Fund.

6. Risk Factors

Global economic, political and market conditions may adversely affect the Fund’s operations. The current global financial market situation, as well as various social and political circumstances in the United States and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. For example, the outbreak of coronavirus, or COVID-19, in 2020 in many countries adversely impacted global commercial activity with profound impacts to broad economic factors and contributed to significant volatility in financial markets over a prolonged period of time. Globally, most notably in China, efforts to combat COVID-19 continued for an extended period of time, which have continued to impact global supply chains and employment markets, albeit to a lesser degree.  Such impacts may affect the financial markets in which the Fund operates.

7. Financial Highlights

The following is the per Unit operating performance calculation and total return for the years ended December 31, 2022 and 2021:

	Class 0	Class 2
Per unit operating performance
Net asset value per Unit, December 31, 2020	$173.06	$124.23
Net income:
Net investment loss	(7.36)	(6.25)
Net gain on investments	10.57	7.70
Net income	3.21	1.45
Net asset value per Unit, December 31, 2021	$176.27	$125.68
Net income:
Net investment loss	(15.99)	(12.12)
Net gain on investments	64.31	45.66
Net income	48.32	33.54
Net asset value per Unit, December 31, 2022	$224.59	$159.22

See attached financial statements of Graham Alternative Investment Trading LLC.

Graham Alternative Investment Fund II LLC

Core Macro Portfolio (formerly known as Blended Strategies Portfolio)

Notes to Consolidated Financial Statements (continued)

7. Financial Highlights (continued)
The following represents ratios to average Members’ Capital and total return for the years ended December 31, 2022 and 2021:

	Class 0		Class 2
	2022	2021	2022	2021

Total return before Incentive Allocation	34.59%	3.37%	33.70%	2.74%
Incentive Allocation	(7.18)	(1.52)	(7.02)	(1.57)
Total return after Incentive Allocation	27.41%	1.85%	26.68%	1.17%

Net investment loss before Incentive Allocation	(1.90)%	(2.66)%	(2.66)%	(3.42)%
Incentive Allocation	(5.71)	(1.46)	(5.44)	(1.46)
Net investment loss after Incentive Allocation	(7.61)%	(4.12)%	(8.10)%	(4.88)%

Total expenses before Incentive Allocation	2.85%	2.74%	3.63%	3.51%
Incentive Allocation	5.71	1.46	5.44	1.46
Total expenses after Incentive Allocation	8.56%	4.20%	9.07%	4.97%

Total return is calculated for Class 0 and Class 2 Units taken as a whole. Total return is calculated as the change in total Members’ Capital adjusted for subscriptions or redemptions during the year. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for Class 0 and Class 2 Units taken as a whole and include net amounts allocated from GAIT. The computation of such ratios is based on the amount of net investment loss, expenses, and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of Members’ Capital for Class 0 and Class 2 Units of the Fund for the years ended December 31, 2022 and 2021.

8. Subsequent Events

The Fund had subscriptions of approximately $0.5 million and redemptions of approximately $0.1 million from January 1, 2023 through March 30, 2023, the date through which subsequent events were evaluated by management. These amounts have not been included in the consolidated financial statements.

See attached financial statements of Graham Alternative Investment Trading LLC.

Financial Statements

Graham Alternative Investment Trading LLC Years Ended December 31, 2022 and 2021 with Report of Independent Registered Public Accounting Firm

GRAHAM ALTERNATIVE INVESTMENT TRADING LLC

40 Highland Avenue
Rowayton, CT 06853

The undersigned affirms, on behalf of Graham Alternative Investment Trading LLC, that to the best of his knowledge and belief, the information contained in the attached audited financial statements of Graham Alternative Investment Trading LLC for the years ended December 31, 2022 and 2021 is accurate and complete.

By:	Graham Capital Management, L.P., as
Sole Manager

By:	/s/ George Schrade
George Schrade
Chief Financial Officer
March 30, 2023

Graham Alternative Investment Trading LLC

Financial Statements

Years Ended December 31, 2022 and 2021

Ernst & Young LLP 300 First Stamford Place Stamford, CT 06902-6765	Tel: +1 203 674 3000 ey.com

Report of Independent Registered Public Accounting Firm

To the Members and Manager of
Graham Alternative Investment Trading LLC

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Graham Alternative Investment Trading LLC (“GAIT”), including the condensed schedules of investments, as of December 31, 2022 and 2021, and the related statements of operations and incentive allocation, changes in members’ capital and cash flows for each of the two years in the period then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of GAIT at December 31, 2022 and 2021, the results of its operations, changes in its members’ capital and its cash flows for each of the two years in the period then ended, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to those charged with governance and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Ernst & Young LLP

We have served as GAIT’s auditor since 2006.

Stamford, CT

March 30, 2023

A member firm of Ernst & Young Global Limited

Graham Alternative Investment Trading LLC

Statements of Financial Condition

	December 31,
	2022	2021
Assets
Investments in Master Funds, at fair value	$6,078,610	$4,769,945
Investment in Graham Cash Assets LLC, at fair value	58,599,019	51,121,197
Receivable from Master Funds	181	44
Total assets	$64,677,810	$55,891,186

Liabilities and members’ capital
Liabilities:
Redemptions payable	$1,169,444	$263,800
Accrued professional fees	132,957	114,472
Accrued advisory fees	79,343	68,959
Accrued sponsor fees	42,803	36,436
Accrued administrator’s fees	7,030	6,154
Accrued operating expenses	3,223	-
Payable to Master Funds	102	825
Total liabilities	1,434,902	490,646

Members’ capital:
Class 0 Units (161,081.937 and 185,533.074 units issued and outstanding at $224.59 and $176.27 per unit, respectively)	36,176,761	32,704,572
Class 2 Units (155,844.459 and 167,534.772 units issued and outstanding at $159.22 and $125.68 per unit, respectively)	24,813,000	21,055,621
Class M Units (4,671.470 units issued and outstanding at $482.32 and $351.14 per unit, respectively)	2,253,147	1,640,347
Total members’ capital	63,242,908	55,400,540
Total liabilities and members’ capital	$64,677,810	$55,891,186

See accompanying notes.

Graham Alternative Investment Trading LLC

Condensed Schedules of Investments

	December 31, 2022		December 31, 2021
Description	Fair Value	Percentage of Members’ Capital	Fair Value	Percentage of Members’ Capital

Investments in Master Funds, at fair value
Graham Commodity Strategies LLC	$2,190,592	3.46%	$1,849,637	3.34%
Graham Derivatives Strategies LLC	794,631	1.26%	–	0.00%
Graham K4D Trading Ltd.	3,093,387	4.89%	2,920,308	5.27%
Total investments in Master Funds	$6,078,610	9.61%	$4,769,945	8.61%

See accompanying notes.

Graham Alternative Investment Trading LLC

Statements of Operations and Incentive Allocation

	Years Ended December 31,
	2022	2021
Net gain allocated from investments in Master Funds:
Net realized gain on investments	$19,231,395	$4,995,591
Net increase (decrease) in unrealized appreciation on investments	650,760	(1,105,630)
Brokerage commissions and fees	(220,096)	(168,014)
Net gain allocated from investments in Master Funds	19,662,059	3,721,947

Net investment income (loss) allocated from investments in Master Funds	49,163	(4,687)

Investment income:
Interest income	549,107	54,144
Total investment income	549,107	54,144

Expenses:
Advisory fees	939,577	870,429
Sponsor fees	502,596	459,358
Professional fees	376,372	338,317
Administrator’s fees	81,540	76,111
Operating expenses	23,104	-
Interest expense	13,933	13,927
Total expenses	1,937,122	1,758,142
Net investment loss of the Fund	(1,388,015)	(1,703,998)

Net income	18,323,207	2,013,262

Incentive allocation	(3,404,318)	(855,525)

Net income available for pro-rata allocation to all members	$14,918,889	$1,157,737

See accompanying notes.

Graham Alternative Investment Trading LLC

Statements of Changes in Members’ Capital

Years Ended December 31, 2022 and 2021

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2020	203,816.771	$35,272,482	184,460.524	$22,915,191	4,671.470	$1,556,178	$59,743,851
Subscriptions	–	–	–	–	–	–	–
Redemptions	(18,283.697)	(3,277,246)	(16,925.752)	(2,223,802)	–	(855,525)	(6,356,573)
Incentive allocation	–	(525,669)	–	(329,856)	–	855,525	–
Net income	–	1,235,005	–	694,088	–	84,169	2,013,262
Members’ capital, December 31, 2021	185,533.074	$32,704,572	167,534.772	$21,055,621	4,671.470	$1,640,347	$55,400,540
Subscriptions	–	–	–	–	–	–	–
Redemptions	(24,451.137)	(5,262,123)	(11,690.313)	(1,814,398)	–	(3,404,318)	(10,480,839)
Incentive allocation	–	(2,076,348)	–	(1,327,970)	–	3,404,318	–
Net income	–	10,810,660	–	6,899,747	–	612,800	18,323,207
Members’ capital, December 31, 2022	161,081.937	$36,176,761	155,844.459	$24,813,000	4,671.470	$2,253,147	$63,242,908

See accompanying notes.

Graham Alternative Investment Trading LLC

 Statements of Cash Flows

	Years Ended December 31,
	2022	2021
Cash flows provided by operating activities
Net income	$18,323,207	$2,013,262
Adjustments to reconcile net income to net cash provided by operating activities:
Net (income) allocated from investments in Master Funds	(19,711,222)	(3,717,260)
Net (income) allocated from investment in Graham Cash Assets LLC	(549,107)	(54,144)
Proceeds from sale of investments in Master Funds	71,652,796	63,866,707
Proceeds from sale of investments in Graham Cash Assets LLC	45,124,212	51,951,676
Purchase of investments in Master Funds	(53,251,099)	(58,472,636)
Purchase of investments in Graham Cash Assets LLC	(52,052,927)	(48,713,888)
Changes in assets and liabilities:
Increase (decrease) in accrued professional fees	18,485	(13,859)
Increase (decrease) in accrued advisory fees	10,384	(6,076)
Increase (decrease) in accrued sponsor fees	6,367	(3,474)
Increase (decrease) in accrued administrator’s fees	876	(464)
Increase in operating expenses	3,223	–
Net cash provided by operating activities	9,575,195	6,849,844

Cash flows used in financing activities
Subscriptions	–	–
Redemptions (net of redemptions payable)	(9,575,195)	(6,849,844)
Net cash used in financing activities	(9,575,195)	(6,849,844)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of year	–	–
Cash and cash equivalents, end of year	$–	$–

Supplemental cash flow information
Interest paid	$13,933	$13,927

See accompanying notes.

Graham Alternative Investment Trading LLC

Notes to Financial Statements

December 31, 2022
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

GAIT will terminate on December 31, 2050 or at an earlier date if certain conditions occur as outlined in the Amended and Restated Limited Liability Company Agreement (“LLC Agreement”).

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

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated using the exchange rates at December 31, 2022 and 2021. Gains and losses resulting from foreign currency transactions are calculated using daily exchange rates prevailing on the transaction date. The Master Funds do not isolate the portion of results of operations from changes in foreign exchange rates on investments and cash from fluctuations arising from changes in market prices of investments held. The Master Funds’ currency translation gains and losses are included in the statements of operations and incentive allocation within net realized gain and net increase (decrease) in unrealized appreciation on investments.

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

GAIT’s investments in the Master Funds and Graham Cash Assets LLC (“Cash Assets”) have been valued at net asset value using the practical expedient. Accordingly, under U.S. GAAP, these investments are excluded from categorization in the fair value hierarchy. GAIT’s investments in the Master Funds and Cash Assets are discussed in Notes 3 and 4. There were no Level 3 assets or liabilities held at any point during the years ended December 31, 2022 or 2021 by GAIT, the Master Funds, or Cash Assets.

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

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
2. Summary of Significant Accounting Policies (continued)

Derivative Instruments (continued)

Swap Contracts

The Master Funds may enter into various swap contracts in an attempt to take advantage of changes in commodity prices, interest rates, and asset values. Exchange cleared swap contracts are cleared on an exchange which requires margin deposits with a Central Clearing Counterparty (“CCP”). Subsequent payments are made or received by the Master Funds each day, depending on the daily fluctuations in the value of the contract. These changes in valuation are recorded for financial statement purposes as unrealized appreciation or depreciation by the Master Funds. The Master Funds records realized gains or losses when a swap contract is terminated. Relative to OTC interest rate swap contracts, exchange cleared interest rate swap contracts provide reduced counterparty risk since they are exchange-cleared, and the exchange’s clearinghouse guarantees against default. The Commodity Exchange Act requires a CCP to segregate all funds received from such CCP’s customers in respect of exchange cleared interest rate swaps. If the CCP were not to do so to the full extent required by law, the assets of the Master Funds might not be fully protected in the event of the bankruptcy or insolvency of the CCP. In that case, the Master Funds would be limited to recovering only a pro-rata share of all available funds segregated on behalf of the CCP’s combined customer accounts, even though certain property specifically traceable to the Master Funds is held by the CCP. In addition, in the event of bankruptcy or insolvency of an exchange or an affiliated clearing house, the Master Funds could experience a loss of funds deposited through its CCP as margin with such exchange or affiliated clearing house, the loss of unrealized profits on its open positions, and the loss of funds owed to it as realized profits on closed positions. All funds deposited with both U.S. and non-U.S. CCPs are included in due from brokers on the statement of financial condition. OTC swap contracts are not guaranteed by an exchange or an affiliated clearing house or regulated by any U.S. or foreign government authorities. Failure of a counterparty to meet its obligation under the terms of the swap contract could result in the loss of any unrealized appreciation on open positions. It may not be possible to dispose of or close out a swap position without the consent of the counterparty, and the Master Funds may not be able to enter into an offsetting contract in order to cover its risk.

An interest rate swap contract is an agreement that obligates two parties to exchange a series of cash flows at specified intervals based upon or calculated by reference to changes in specified rates for a specified notional amount. The payment flows are usually netted against each other, with the difference being paid by one party to another. Interest rate swap positions are generally valued as the present value of the net future cash flows as estimated by the Advisor using a discount curve constructed from independently obtained future interest rate assumptions. Interest is calculated and accrued throughout the life of each swap and is included in interest receivable and interest payable on the Master Funds' statements of financial condition. Payments received at the end of each reset period are recorded against such accruals.

A credit default swap contract is an arrangement between the Master Funds and a counterparty which allows the buyer to protect against losses incurred as a result of default by a specified reference entity. The buyer pays a premium and the counterparty agrees to make a payment to compensate the buyer for losses upon the occurrence of a specified credit event. The Master Funds could be both buyers and sellers of credit default swaps. When the Master Funds is the seller of a credit default swap it is contractually obligated to provide credit protection on an underlying instrument. Credit default swaps purchased are presented as long contracts and credit default swaps sold are presented as short contracts on the Master Funds’ condensed schedule of investments. The Master Funds would have to perform under such contracts if pre-defined credit events as defined by the contracts occurred. Typical credit events would include bankruptcy, dissolution or insolvency of the underlying referenced entity, failure to pay and restructuring of the obligations of the referenced entity. Credit default swap positions are valued at the mean between the last reported bid and ask quotations received from independent brokers.

A total return swap contract is an agreement that obligates two parties to exchange cash flows calculated by reference to changes in specified prices for a specified notional amount of the underlying assets. The payment flows are usually netted against each other, with the difference being paid by one party to another. Total return swaps are generally valued based upon the value of the underlying instruments and terms of the contract as determined by the primary exchange on which they are traded.

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

Credit Risk Related Contingent Features

OTC derivative instruments are subject to ISDA Master Agreements which generally require among other things, that the Master Funds maintain a predetermined level of net assets or rate of return and provide limits with respect to any decline in value over 1-month, 3-month and 12-month periods. If the Master Funds were to violate such provisions, the counterparty to these instruments could demand liquidation of the outstanding positions. There were no events that occurred throughout the years ended December 31, 2022 and 2021 which caused any counterparty to demand liquidation of any outstanding positions. Graham K4D Trading Ltd. had derivative instruments subject to credit risk related contingent features in a net liability position in the amount of $0 and $2,342,440 at December 31, 2022 and 2021, respectively. Graham Commodity Strategies LLC had derivative instruments subject to credit risk related contingent features in a net liability position in the amount of $0 and $280,016 at December 31, 2022 and 2021, respectively.  Graham Derivatives Strategies LLC had derivative instruments subject to credit risk related contingent features in a net liability position in the amount of $4,554 at December 31, 2022.

New York Mercantile Exchange Corporate Membership

Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is a member of the New York Mercantile Exchange (“NYMEX”). As a result of its membership, Graham Commodity Strategies LLC owns two NYMEX seats and 30,000 shares of the CME Group. Graham Commodity Strategy LLC’s policy is to value the NYMEX seats and the shares of the CME Group at fair value. As of December 31, 2022 and 2021, the two NYMEX seats were valued at $297,500 and $315,000, respectively, and the 30,000 shares of CME Group were valued at $5,044,800 and $6,853,800, respectively, all of which are included within Exchange Memberships on Graham Commodity Strategies LLC’s statements of financial condition. The NYMEX seats and CME Group shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
2. Summary of Significant Accounting Policies (continued)

Chicago Mercantile Exchange Membership

Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is also a member of the Chicago Mercantile Exchange (“CME”). As a result of its membership, Graham Commodity Strategies LLC owns two CME seats and 2,232 shares of the CME Group. Graham Commodity Strategies LLC’s policy is to value the CME seats and the shares of the CME Group at fair value. As of December 31, 2022 and 2021, the two CME seats were valued at $485,500 and $464,500, respectively, and the 2,232 shares of CME Group were valued at $375,333 and $509,923, respectively, all of which are included within Exchange memberships on Graham Commodity Strategies LLC’s statement of financial condition. The CME seats and CME Group shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Graham K4D Trading Ltd., a Master Fund in which GAIT invests, is a member of the CME.  As a result of its membership, Graham K4D Trading Ltd. owns one CME seat and 4,085 shares of the CME Group. Graham K4D Trading Ltd.’s policy is to value the CME seat and the shares of the CME Group at fair value. As of December 31, 2022 and 2021, the CME seat was valued at $187,000 and $112,000, respectively, and the 4,085 shares of the CME Group were valued at $686,934 and $933,259, respectively, all of which are included in Exchange memberships on Graham K4D Trading Ltd.’s statement of financial condition.  The CME seat and CME Group shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Chicago Board of Trade Membership

As of December 31, 2022, Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is also a member of the Chicago Board of Trade (“CBOT”) under Rule 106.S and owns 3,265 shares of the CME Group as a result of its CBOT membership. Graham Commodity Strategies LLC’s policy is to value the CME shares at fair value. As of December 31, 2022 and 2021, the 3,265 shares of the CME Group were valued at $549,043 and $745,922 and are included in Exchange memberships on Graham Commodity Strategies LLC’s statement of financial condition. The CME shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Graham K4D Trading Ltd., a Master Fund in which GAIT invests, is also a member of the CBOT under Rule 106.S and owns two B-1/Full seats and one B-2/Associate seat (“collectively, “CBOT memberships”). Graham K4D Trading Ltd.’s policy is to value the CBOT memberships at fair value. As of December 31, 2022 and 2021, the two B-1/Full seats were valued at $555,000 and $413,500, respectively, and the B-2/Associate seat was valued at $55,000 and $47,500, all of which are included in Exchange memberships on Graham K4D Trading Ltd.’s statement of financial condition. Additionally, Graham K4D Trading Ltd. owns 970 shares of the CME Group as a result of its CBOT membership. The Graham K4D Trading Ltd.’s policy is to value the CME Group shares at fair value. As of December 31, 2022 and 2021, the 970 shares of the CME Group were valued at $163,115 and $221,606, respectively. The CBOT memberships and shares of the CME Group are considered Level 1 assets as described in the Fair Value section of Note 2.

Commodity Exchange Membership

As of December 31, 2022, Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is also a member of the Commodity Exchange (“COMEX”) and owns two COMEX seats. Graham Commodity Strategies LLC’s policy is to value the COMEX seats at fair value. As of December 31, 2022 and 2021, the two COMEX seats were valued at $150,000 and $196,000 in total and is included in Exchange memberships on Graham Commodity Strategies LLC’s statement of financial condition. The COMEX seats are considered Level 1 assets as described in the Fair Value section of Note 2.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
2. Summary of Significant Accounting Policies (continued)

Fixed Income Securities

The fixed income securities positions held by the Master Funds where applicable, are valued at the mean between the last reported bid and ask quotations received from independent brokers. GAIT is exposed to credit risk relating to whether the issuers will meet their obligations when they come due until the fixed income securities held by the Master Funds are sold or reach maturity.

Cash and Cash Equivalents

GAIT classifies all highly liquid investments with a maturity of three months or less at the time of purchase as cash equivalents. Cash deposited with a bank is subject to credit risk. In the event of the bank's insolvency, recovery of GAIT’s cash would be limited to account insurance or other protection afforded by such deposit. At December 31, 2022 and 2021, GAIT did not have any cash or cash equivalents.

Indemnifications

In the normal course of business, the Master Funds, Cash Assets, and GAIT enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. GAIT’s maximum exposure under these arrangements is unknown; however, GAIT has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At December 31, 2022 and 2021, no accruals have been recorded by GAIT for indemnifications.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
3. Investments in Master Funds

As of December 31, 2022 and 2021, GAIT invested in various Master Funds, all of which were managed by the Manager. GAIT’s investments in these Master Funds, as well as the investment objectives of each Master Fund, are summarized below. All of the Master Funds and GAIT are related parties. The Master Funds do not charge management fees or incentive allocation, and all offer monthly subscriptions and redemptions.

December 31, 2022
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income

Global Macro Funds
Graham Commodity Strategies LLC	3.46%	$2,190,592	$9,542,437
Graham Derivatives Strategies LLC	1.26%	794,631	4,262,773

Systematic Macro Funds
Graham K4D Trading Ltd.	4.89%	3,093,387	5,906,012
	9.61%	$6,078,610	$19,711,222

December 31, 2021
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income

Global Macro Funds
Graham Commodity Strategies LLC	3.34%	$1,849,637	$3,009,872

Systematic Macro Funds
Graham K4D Trading Ltd.	5.27%	2,920,308	707,388
	8.61%	$4,769,945	$3,717,260

The following table summarizes the financial position of each Master Fund as of December 31, 2022:

	Graham Commodity Strategies LLC (Delaware)	Graham Derivatives Strategies LLC (Delaware)	Graham K4D Trading Ltd. (BVI)
Assets:
Due from brokers	$51,314,793	$4,022,847	$41,554,615
Derivative financial instruments, at fair value	32,942,978	28,122,323	3,702,198
Exchange memberships, at fair value	6,902,176	–	1,647,049
Interest receivable	225,389	35,580	30,745
Dividend receivable	111,816	–	15,923
Total assets	91,497,152	32,180,750	46,950,530

Liabilities:
Derivative financial instruments, at fair value	–	–	2,319,737
Interest payable	9,630	3,587	–
Total liabilities	9,630	3,587	2,319,737
Members’ Capital / Net Assets	$91,487,522	$32,177,163	$44,630,793

Percentage of Master Fund held by GAIT	2.39%	2.47%	6.93%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2022:

Description	Number of Contracts	Fair Value	Percentage of Members’ Capital
Graham Commodity Strategies LLC
Exchange memberships (cost $3,649,411)
United States (cost $3,649,411)
Financial services (cost $3,649,411)		$6,902,176	7.54%
Total exchange memberships		$6,902,176	7.54%

Derivative financial instruments
Long contracts
Futures
Commodity		$2,497,000	2.73%
Foreign bond		(118)	(0.00)%
Foreign index		23,027	0.03%
Interest rate
3 month SOFR March 2023	712	61,213	0.07%
3 month SOFR June 2023	5,342	(1,321,100)	(1.44)%
Other interest rate		(20,892)	(0.03)%
U.S. bond
U.S. 2 yr Note (CBT) March 2023	7,403	(4,826,937)	(5.28)%
U.S. index		312,773	0.34%
Total futures		(3,275,034)	(3.58)%

Forwards
Foreign currency		372,322	0.41%
Total forwards		372,322	0.41%

Options (cost $4,818,694)
Currency futures
U.S. dollar / Japanese Yen January 2023 - May 2023, $125.05 - $130.10 Put	8	6,156,445	6.73%
Other currency futures		3,477,917	3.80%
U.S. index futures		70,125	0.08%
Total options		9,704,487	10.61%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2022:

Description	Number of Contracts	Fair Value	Percentage of Members’ Capital
Graham Commodity Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity		$(33,030)	(0.04)%
Foreign bond
Japan 10 yr Bond March 2023	(977)	16,185,652	17.69%
Other foreign bond		1,543,377	1.69%
Foreign index		5,158,227	5.64%
Interest rate
3 month SOFR March 2024	(1,780)	467,988	0.51%
3 month SOFR June 2024	(2,848)	1,023,225	1.12%
3 month SOFR December 2023	(6,787)	3,559,411	3.89%
U.S. bond
U.S. 5 yr Note (CBT) March 2023	(949)	396,727	0.43%
U.S. 10 yr Note (CBT) March 2023	(2,019)	1,473,414	1.61%
U.S. Long bond (CBT) March 2023	(29)	7,500	0.01%
U.S. Ultra bond (CBT) March 2023	(215)	(241,500)	(0.26)%
U.S. index		586,740	0.64%
Total futures		30,127,731	32.93%

Forwards
Foreign currency		(555,295)	(0.61)%
Total forwards		(555,295)	(0.61)%

Options (proceeds $962,413)
Currency futures
U.S. dollar / Japanese Yen January 2023 - February 2023, $125.05 - $130.10 Put	(6)	(3,345,095)	(3.66)%
Other currency futures		(86,138)	(0.09)%
Total options		(3,431,233)	(3.75)%
Total derivative financial instruments		$32,942,978	36.01%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2022:

Description	Number of Contracts	Fair Value	Percentage of Members’ Capital
Graham Derivatives Strategies LLC
Derivative financial instruments
Long contracts
Futures
Commodity		$55,450	0.17%
Foreign bond		(70,256)	(0.22)%
U.S. bond		(69,031)	(0.21)%
Total futures		(83,837)	(0.26)%

Forwards
Foreign currency		(34,812)	(0.11)%
Total forwards		(34,812)	(0.11)%

Options (cost $38,031,263)
Commodity futures		1,294,020	4.02%
Currency futures
Euro dollar / British pound March 2023, $0.90 Call	2	2,786,554	8.66%
Euro dollar / British pound February 2023, $0.89 Call	1	1,918,757	5.96%
Euro dollar / Canadian dollar March 2023 - June 2023, $1.50 - $1.55 Call	2	2,102,023	6.53%
U.S. dollar / Japanese yen May 2023 - June 2023, $147.00 - $148.00 Call	2	459,528	1.43%
U.S. dollar / Japanese yen June 2023, $124.00 Put	1	6,554,699	20.37%
U.S. dollar / Japanese yen February 2023, $127.50 Put	1	1,787,137	5.55%
U.S. dollar / Japanese yen February 2023 - May 2023, $125.00 - $128.00 Put	4	4,763,727	14.80%
U.S. dollar / Japanese yen January 2023 - April 2023 (eko $125.50 -$129.00), $131.50 - $134.00 Put	4	2,834,864	8.81%
Other currency		1,877,623	5.84%
Foreign bond futures		630,334	1.96%
Interest rate futures
3 month SOFR February 2023, $95.00 Call	1	2,734,050	8.50%
3 month SOFR February 2023, $95.19 Call	1	1,685,450	5.24%
3 month SOFR January 2023, $95.00 Call	1	2,836,500	8.82%
3 month SOFR March 2023, $95.31 Call	1	1,897,250	5.90%
3 month SOFR January 2023 - March 2023, $95.13 - $95.19 Call	2	2,097,938	6.52%
U.S. bond futures		1,159,813	3.60%
U.S. index futures
S&P 500 E-mini September 2023, $4,800.00 Call	1	590,425	1.83%
S&P 500 E-mini January 2023, $3,700.00 Put	1	2,991,175	9.30%
S&P 500 E-mini January 2023, $3,400.00 Put	1	210,788	0.66%
Total options		43,212,655	134.30%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2022:

Description	Number of Contracts	Fair Value	Percentage of Members’ Capital
Graham Derivatives Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Foreign bond		$1,194,016	3.71%
Interest rate
3 month SOFR December 2023	(38)	(3,325)	(0.01)%
U.S. bond		2,539	0.01%
U.S. index
E-mini Russ 2000 March 2023	(9)	(1,890)	(0.01)%
S&P 500 E-mini March 2023	(32)	(19,162)	(0.06)%
Total futures		1,172,178	3.64%

Options (proceeds $22,332,158)
Commodity futures		(462,150)	(1.44)%
Currency futures
U.S. dollar / Japanese yen February 2023, $125.00 - $125.50 Put	(2)	(1,855,231)	(5.77)%
Other currency futures		(1,512,474)	(4.70)%
Foreign bond futures		(201,630)	(0.63)%
Interest rate futures
3 month SOFR February 2023, $95.06 Call	(1)	(2,071,250)	(6.44)%
3 month SOFR January 2023, $95.06 Call	(1)	(1,891,000)	(5.88)%
3 month SOFR January 2023 - March 2023, $95.13 - $95.44 Call	(5)	(5,215,713)	(16.20)%
U.S. bond futures		(888,688)	(2.76)%
U.S. index futures
S&P 500 E-mini September 2023, $4,700.00 Call	(1)	(841,225)	(2.61)%
S&P 500 E-mini January 2023, $3,500.00 Put	(1)	(1,204,500)	(3.74)%
Total options		(16,143,861)	(50.17)%
Total derivative financial instruments		$28,122,323	87.40%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2022:

Description	Number of Contracts	Fair Value	Percentage of Net Assets
Graham K4D Trading Ltd.
Exchange memberships (cost $1,924,208)
United States (cost $1,924,208)
Financial services (cost $1,924,208)		$1,647,049	3.69%
Total exchange memberships		$1,647,049	3.69%

Derivative financial instruments
Long contracts
Futures
Commodity		$3,736,084	8.37%
Currency
Euro FX currency March 2023	15	7,505	0.02%
Other currency		(25,432)	(0.06)%
Foreign bond
Euro-Buxl 30 yr March 2023	13	(218,664)	(0.49)%
Euro-Oat March 2023	8	(72,824)	(0.16)%
Euro-Schatz March 2023	491	28,435	0.06%
Other foreign bond futures		(1,506,373)	(3.38)%
Foreign index
CAC 40 10 Euro January 2023	279	(831,148)	(1.86)%
Euro Stoxx 50 March 2023	1,396	(2,927,143)	(6.56)%
Nikkei 225 (OSE) March 2023	196	(2,812,569)	(6.30)%
Other foreign index		(2,936,199)	(6.58)%
U.S. bond		(971,258)	(2.18)%
U.S. index		(988,125)	(2.21)%
Total futures		(9,517,711)	(21.33)%

Swaps (cost $149,945)
Interest rate		7,998	0.02%
Total swaps		7,998	0.02%

Forwards
Foreign currency		926,650	2.08%
Total forwards		926,650	2.08%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2022:

Description	Number of Contracts	Fair Value	Percentage of Net Assets
Graham K4D Trading Ltd. (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity		$400,881	0.90%
Currency		(30,113)	(0.07)%
Foreign bond
Euro-Bobl March 2023	(248)	1,336,006	2.99%
Euro-Btp March 2023	(6)	(20,715)	(0.05)%
Euro-Bund March 2023	(104)	970,271	2.17%
Other foreign bond		1,420,235	3.19%
Foreign index		(77,544)	(0.17)%
Interest rate
3 month Euro Euribor December 2023	(1,254)	2,334,823	5.23%
Other interest rate		1,291,770	2.90%
U.S. bond		769,686	1.72%
U.S. index		750,082	1.68%
Total futures		9,145,382	20.49%

Swaps (proceeds $64,745)
Interest rate		108,048	0.24%
Total swaps		108,048	0.24%

Forwards
Foreign currency		712,094	1.60%
Total forwards		712,094	1.60%
Total derivative financial instruments		$1,382,461	3.10%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table shows the fair value classification of each investment type by Master Fund as of December 31, 2022:

	Graham Commodity Strategies LLC	Graham Derivatives Strategies LLC	Graham K4D Trading Ltd.
Assets
Level 1:
Commodity futures	$4,725,880	$76,970	$5,591,646
Commodity futures options	–	1,294,020	–
Currency futures	–	–	9,067
Exchange memberships*	6,902,176	–	1,647,049
Foreign bond futures	17,729,029	1,194,016	3,754,947
Foreign bond futures options	–	630,334	–
Foreign index futures	5,220,331	–	11,627
Interest rate futures	5,111,837	–	3,626,593
Interest rate futures options	–	11,251,188	–
U.S. bond futures	2,018,336	111,297	769,686
U.S. bond futures options	–	1,159,813	–
U.S. index futures	1,910,878	–	815,657
U.S. index futures options	70,125	3,792,388	–
Total Level 1	43,688,592	19,510,026	16,226,272

Level 2:
Foreign currency forwards	2,067,521	25,084,912	2,851,140
Foreign currency futures options	9,634,362	–	–
Interest rate swap	–	–	150,127
Total Level 2	11,701,883	25,084,912	3,001,267
Total investment related assets	$55,390,475	$44,594,938	$19,227,539

Liabilities
Level 1:
Commodity futures	$(2,261,910)	$(21,520)	$(1,454,681)
Commodity futures options	–	(462,150)	–
Currency futures	–	–	(57,107)
Foreign bond futures	(118)	(70,256)	(1,818,576)
Foreign index futures	(39,077)	–	(9,596,230)
Foreign bond futures options	–	(201,630)	–
Interest rate futures	(1,341,992)	(3,325)	–
Interest rate futures options	–	(9,177,963)	–
U.S. bond futures	(5,209,132)	(177,789)	(971,258)
U.S. bond futures options	–	(888,688)	–
U.S. index futures	(1,011,365)	(21,052)	(1,053,700)
U.S. index futures options	–	(2,045,725)	–
Total Level 1	(9,863,594)	(13,070,098)	(14,951,552)

Level 2:
Foreign currency forwards	(2,250,494)	(34,812)	(1,212,396)
Foreign currency futures options	(3,431,233)	(3,367,705)	–
Interest rate swap	–	–	(34,081)
Total Level 2	(5,681,727)	(3,402,517)	(1,246,477)
Total investment related liabilities	$(15,545,321)	$(16,472,615)	$(16,198,029)

* See each Master Fund’s condensed schedule of investments for breakout of industry and geographic region.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham Commodity Strategies LLC based on its average quarterly notional amounts and number of contracts for the year ended December 31, 2022. The table also displays the fair value of derivative contracts held by Graham Commodity Strategies LLC at December 31, 2022 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the Master Funds’ statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and derivative liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional Amounts	Number of contracts	Notional amounts	Number of contracts	Derivative assets	Derivative liabilities
Commodity price
Futures	$186,625,658	2,101	$(15,498,641)	(467)	$4,725,880	$(2,261,910)
Options (a)	13,373,826	1,072	(5,762,599)	(575)	–	–
	199,999,484	3,173	(21,261,240)	(1,042)	4,725,880	(2,261,910)
Equity price
Futures	105,393,870	997	(223,123,315)	(2,820)	7,131,209	(1,050,442)
Options (a)	714,207	1,639	(934,457)	(1,636)	70,125	–
	106,108,077	2,636	(224,057,772)	(4,456)	7,201,334	(1,050,442)
Foreign currency exchange rate
Forwards	1,316,655,676	N/A	(1,208,969,411)	N/A	2,067,521	(2,250,494)
Options (a)	60,751,845	7	(96,796,503)	(20)	9,634,362	(3,431,233)
	1,377,407,521	7	(1,305,765,914)	(20)	11,701,883	(5,681,727)
Interest rate
Futures	1,238,790,866	7,141	(2,850,846,022)	(12,398)	24,859,202	(6,551,242)
Options (a)	805,426,116	16,775	(914,747,665)	(16,775)	–	–
	2,044,216,982	23,916	(3,765,593,687)	(29,173)	24,859,202	(6,551,242)
Total	$3,727,732,064	29,732	$(5,316,678,613)	(34,691)	$48,488,299	$(15,545,321)

(a)	Notional amounts for options are based on the delta-adjusted positions.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham Derivatives Strategies LLC based on its average quarterly notional amounts and number of contracts for the period from January 14, 2022 (commencement of operations) to December 31, 2022. The table also displays the fair value of derivative contracts held by Graham Derivatives Strategies LLC at December 31, 2022 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the Master Funds’ statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and derivative liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional Amounts	Number of contracts	Notional amounts	Number of contracts	Derivative assets	Derivative liabilities
Commodity price
Futures	$11,546,990	78	$–	–	$76,970	$(21,520)
Options (a)	84,705,847	2,514	(59,510,938)	(2,520)	1,294,020	(462,150)
	96,252,837	2,592	(59,510,938)	(2,520)	1,370,990	(483,670)
Equity price
Futures	5,392,423	24	(7,282,457)	(39)	–	(21,052)
Options (a)	51,591,974	2,432	(96,065,054)	(2,221)	3,792,388	(2,045,725)
	56,984,397	2,456	(103,347,511)	(2,260)	3,792,388	(2,066,777)
Foreign currency exchange rate
Forwards	43,567,730	N/A	(39,590,124)	N/A	–	(34,812)
Options (a)	475,407,964	15	(523,109,593)	(18)	25,084,912	(3,367,705)
	518,975,694	15	(562,699,717)	(18)	25,084,912	(3,402,517)
Interest rate
Futures	155,838,281	448	(244,880,268)	(1,134)	1,305,313	(251,370)
Options (a)	1,586,360,072	26,015	(1,403,160,971)	(26,024)	13,041,335	(10,268,281)
	1,742,198,353	26,463	(1,648,041,239)	(27,158)	14,346,648	(10,519,651)
Total	$2,414,411,281	31,526	$(2,373,599,405)	(31,956)	$44,594,938	$(16,472,615)

(a)Notional amounts for options are based on the delta-adjusted positions.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham K4D Trading Ltd. based on its average quarterly notional amounts and number of contracts for the year ended December 31, 2022. The table also displays the fair value of derivative contracts held by Graham K4D Trading Ltd. at December 31, 2022 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the Master Funds’ statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and derivative liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative assets	Derivative liabilities
Commodity price
Futures	$141,871,998	1,982	$(56,120,835)	(614)	$5,591,646	$(1,454,681)
	141,871,998	1,982	(56,120,835)	(614)	5,591,646	(1,454,681)

Equity price
Futures	142,215,748	1,513	(42,942,281)	(352)	827,284	(10,649,930)
	142,215,748	1,513	(42,942,281)	(352)	827,284	(10,649,930)

Foreign currency exchange rate
Forwards	179,977,788	N/A	(386,554,059)	N/A	2,851,140	(1,212,396)
Futures	11,720,226	113	(4,111,082)	(45)	9,067	(57,107)
	191,698,014	113	(390,665,141)	(45)	2,860,207	(1,269,503)

Interest rate
Futures	160,551,408	874	(770,715,266)	(3,914)	8,151,226	(2,789,834)
Swaps	9,556,692	82	(9,556,692)	(82)	150,127	(34,081)
	170,108,100	956	(780,271,958)	(3,996)	8,301,353	(2,823,915)
Total	$645,893,860	4,564	$(1,270,000,215)	(5,007)	$17,580,490	$(16,198,029)

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
3. Investments in Master Funds (continued)

When multiple derivative contracts are held with the same counterparty, the Master Funds will net the contracts in an asset position with the contracts in a liability position when covered by a master netting agreement or similar arrangements, for presentation in the statements of financial condition. The table below displays the amounts at December 31, 2022 by which the fair values of both derivative assets and derivative liabilities were reduced within the Master Funds’ statements of financial condition as a result of this netting. Gross amounts below correspond to the total derivative asset and derivative liability balances categorized by primary underlying risk and product type in the preceding tables. Collateral pledged (received) for derivative assets and derivative liabilities represent the cash amounts which are included in due from brokers on the statements of financial condition. Actual collateral pledged or received by the Master Funds may exceed these amounts.

Description	Gross Amount	Gross Amount Offset in the Statements of Financial Condition	Net Amount Presented in the Statements of Financial Condition	Collateral (Received) / Pledged	Net Amount

Graham Commodity Strategies LLC[1]
Derivative assets	$48,488,299	$(15,545,321)	$32,942,978	$–	$32,942,978
Derivative liabilities	$(15,545,321)	$15,545,321	$–	$–	$–

Graham Derivatives Strategies LLC[2]
Derivative assets	$44,594,938	$(16,472,615)	$28,122,323	$–	$28,122,323
Derivative liabilities	$(16,472,615)	$16,472,615	$–	$–	$–

Graham K4D Trading Ltd.[3]
Derivative assets	$17,580,490	$(13,878,292)	$3,702,198	$–	$3,702,198
Derivative liabilities	$(16,198,029)	$13,878,292	$(2,319,737)	$2,319,737	$–

1 Net derivative asset amounts presented in the statement of financial condition are held with three counterparties. At December 31, 2022, additional collateral pledged in the amount of $51,178,130 was posted in support of derivative positions and is included in due from brokers on the statement of financial condition.

2 Net derivative asset amounts presented in the statement of financial condition are held with two counterparties. At December 31, 2022, additional collateral pledged in the amount of $4,022,847 was posted in support of derivative positions and is included in due from brokers on the statement of financial condition.

3 Net derivative asset and liability amounts presented in the statements of financial condition are held with two counterparties. The Fund has pledged collateral to one of those counterparties as of December 31, 2022. At December 31, 2022, additional collateral pledged in the amount of $39,234,878 was posted in support of derivative positions and is included in due from brokers on the statements of financial condition.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table summarizes the results of operations of each Master Fund for the year ended December 31, 2022:

	Graham Commodity Strategies LLC	Graham Derivatives Strategies LLC*	Graham K4D Trading Ltd.

Net investment income	$1,187,038	$244,643	$204,186

Net realized gain on investments	363,322,241	169,124,792	90,506,367
Net increase (decrease) in unrealized appreciation on investments	32,748,243	13,441,022	(1,037,734)
Brokerage commissions and fees	(2,253,916)	(6,252,662)	(188,196)
Net gain on investments	393,816,568	176,313,152	89,280,437
Net income	$395,003,606	$176,557,795	$89,484,623

The following table shows the gains and losses on all derivative financial instruments held by the Master Funds reported in net realized gain and net increase (decrease) in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the year ended December 31, 2022:

	Graham Commodity Strategies LLC		Graham Derivatives Strategies LLC*		Graham K4D Trading Ltd.
	Net realized gain	Net increase in unrealized appreciation on investments	Net realized gain	Net increase in unrealized appreciation on investments	Net realized gain	Net decrease in unrealized appreciation on investments
Commodity price
Futures	$2,907,544	$1,243,636	$2,400,200	$55,450	$42,900,227	$(517,832)
Options	(733,965)	1,320,437	(3,248,823)	272,740	–	–
Swaps	(5,991,484)	280,016	–	–	–	–
	(3,817,905)	2,844,089	(848,623)	328,190	42,900,227	(517,832)
Equity price
Futures	64,920,095	9,633,034	11,429,590	(21,053)	(8,594,983)	(9,910,752)
Options	(3,209,455)	938,092	21,628,195	1,136,428	–	–
	61,710,640	10,571,126	33,057,785	1,115,375	(8,594,983)	(9,910,752)
Foreign currency exchange rate
Forwards	27,480,703	(1,366,639)	11,210,206	(34,812)	31,244,316	3,981,184
Futures	–	–	–	–	1,241,546	28,612
Options	(5,308,954)	4,454,582	39,757,703	9,670,316	–	–
	22,171,749	3,087,943	50,967,909	9,635,504	32,485,862	4,009,796
Interest rate
Futures	263,360,169	11,771,666	32,633,828	1,053,944	23,797,926	5,387,604
Options	3,751,242	277,905	20,547,696	290,205	–	–
Swaps	–	–	–	–	(17,334)	30,846
	267,111,411	12,049,571	53,181,524	1,344,149	23,780,592	5,418,450
Total	$347,175,895	$28,552,729	$136,358,595	$12,423,218	$90,571,698	$(1,000,338)

*For the period from January 14, 2022 (commencement of operations) to December 31, 2022.

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

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham Commodity Strategies LLC based on its average quarterly notional amounts and number of contracts for the year ended December 31, 2021. The table also displays the fair value of derivative contracts held by Graham Commodity Strategies LLC at December 31, 2021 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the Master Funds’ statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and derivative liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

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

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham K4D Trading Ltd. based on its average quarterly notional amounts and number of contracts for the year ended December 31, 2021. The table also displays the fair value of derivative contracts held by Graham K4D Trading Ltd. at December 31, 2021 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the Master Funds’ statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and derivative liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

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

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
4. Graham Cash Assets LLC

GAIT invests a portion of its excess liquidity in Cash Assets, an entity for which the Manager is also the sole investment advisor. Cash Assets commenced operations on June 22, 2005 and was formed as a Delaware Limited Liability Company for the purpose of consolidating investment activity of multiple funds managed by the Manager. Its objective is to preserve capital while enhancing return on cash balances and providing daily liquidity. GCA maintains cash and cash equivalents on deposit with major U.S. institutions, which may exceed federally insured limits. It also invests in debt obligations guaranteed by the U.S. Federal government, which generally range in maturity from one day to thirty months. GCA currently intends to hold all fixed income securities until maturity and values them at amortized cost which approximates fair value.  If GCA were forced to sell some of its securities in the open market before they mature to meet unanticipated redemption requests (whether from GAIT or other entities affiliated with manager), the market value of the securities at such time may be below their amortized cost, causing a loss for GAIT investors. GAIT’s investment in Cash Assets is valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP based upon GAIT’s proportionate share of Cash Assets’ reported net asset value. GAIT’s investment in Cash Assets at December 31, 2022 and 2021 is $58,599,019 and $51,121,197, respectively, which represents a percentage of GAIT’s Members’ Capital of 92.66% and 92.28%, respectively.

GAIT records its proportionate share of Cash Assets’ realized gains and losses and investment income and expenses on a monthly basis. For the years ended December 31, 2022 and 2021, the total amount recognized by GAIT with respect to its investment in Cash Assets was $549,107 and $54,144, respectively. These amounts are included in interest income in the statements of operations and incentive allocation. At December 31, 2022 and 2021, GAIT owned approximately 0.93% and 0.85%, respectively, of Cash Assets. The following table summarizes the financial position of Cash Assets as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Assets:
Cash and cash equivalents	$634,147,957	$782,211,779
Investments in fixed income securities (amortized cost $5,669,408,769 and $5,216,759,460, respectively)	5,669,408,769	5,216,759,460
Interest receivable	5,501,621	14,020,531
Total assets	6,309,058,347	6,012,991,770

Liabilities:
Due to broker	7,815	13,258
Total liabilities	7,815	13,258
Members’ capital	$6,309,050,532	$6,012,978,512

The following table summarizes the results of operations of Cash Assets for the years ended December 31, 2022 and 2021:

	2022	2021
Investment income
Interest income	$60,074,914	$6,209,754
Total investment income	60,074,914	6,209,754

Expenses:
Bank fee expense	318,543	234,395
Total expenses	318,543	234,395
Net investment income	59,756,371	5,975,359
Net income	$59,756,371	$5,975,359

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
4. Graham Cash Assets LLC (continued)

The following represents the condensed schedule of investments of Cash Assets as of December 31, 2022:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (amortized cost $5,669,408,769)
United States
Government Bonds (amortized cost $5,470,052,935)
U.S. Treasury bond 0.13% due 01/31/2023	$350,000,000	$349,565,886	5.54%
U.S. Treasury bond 0.25% due 09/30/2023	350,000,000	340,378,862	5.40%
U.S. Treasury bonds 0.13% – 1.50% due 01/15/2023 – 01/31/2024	4,850,000,000	4,780,108,187	75.76%
Total Government Bonds		5,470,052,935	86.70%

Treasury Bills (amortized cost $199,355,834)
U.S Treasury bills 0.00% due 01/10/2023 – 02/21/2023	200,000,000	199,355,834	3.16%
Total Treasury Bills		199,355,834	3.16%
Total United States		5,669,408,769	89.86%
Total Investments in Fixed Income Securities		$5,669,408,769	89.86%

The following represents the condensed schedule of investments of Cash Assets as of December 31, 2021:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (amortized cost $5,216,759,460)
United States
Government Bonds (amortized cost $4,816,763,885)
U.S. Treasury bonds 0.13% – 2.50% due 01/15/2022 – 05/31/2023	$4,800,000,000	$4,816,763,885	80.11%
Total Government Bonds		4,816,763,885	80.11%

Treasury Bills (amortized cost $399,995,575)
U.S Treasury bills 0.00% due 01/20/2022 – 02/03/2022	400,000,000	399,995,575	6.65%
Total Treasury Bills		399,995,575	6.65%
Total United States		5,216,759,460	86.76%
Total Investments in Fixed Income Securities		$5,216,759,460	86.76%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
4. Graham Cash Assets LLC (continued)

Cash Assets reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP. The following table shows the fair value classification of each investment type held by Cash Assets as of December 31, 2022 and 2021:

	2022	2021
Assets
Level 2:
Fixed income securities
Government bonds	$5,470,052,935	$4,816,763,885
Treasury bills	199,355,834	399,995,575
Total fixed income securities	5,669,408,769	5,216,759,460
Total Level 2	5,669,408,769	5,216,759,460
Total assets	$5,669,408,769	$5,216,759,460

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

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
6. Fees and Related Party Transactions

Advisory Fees

Each Class of GAIT other than Class M paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate of 1.50% of the Members’ Capital of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is affected with respect to Units of such Class during the month. The Advisory Fees paid to the Manager for the years ended December 31, 2022 and 2021 were $939,577 and $870,429, respectively.

Sponsor Fees

Each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Members’ Capital specified for the periods in the table below. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee. The Sponsor Fees paid to the Manager for the years ended December 31, 2022 and 2021 were $502,596 and $459,358, respectively.

Class 0	Class 2

0.50%	1.25%

Incentive Allocation

At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced effective as of the date of any redemption of any Units of such class by multiplying the loss carryforward by the ratio that the amount of assets redeemed from such class bears to the net assets of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made. Incentive Allocation for the years ended December 31, 2022 and 2021 were $3,404,318 and $855,525, respectively.

Any portion of any of the above fees, including the Incentive Allocation, may be paid by the Manager to third parties as compensation for selling activities in connection with GAIT.

Administrator’s Fee

For the years ended December 31, 2022 and 2021, GAIT paid SEI a monthly administrator’s fee based on GAIT’s Members’ Capital, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, incurred by GAIT were $81,540 and $76,111, respectively.

Professional Fees

GAIT shall pay, or reimburse the Manager, for expenses arising in connection with GAIT’s audit, tax and legal fees (“professional fees”). The total professional fees incurred by GAIT for the years ended December 31, 2022 and 2021 were $376,372 and $338,317, respectively.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
6. Fees and Related Party Transactions (continued)

Operating Expenses

GAIT shall pay, or reimburse the Manager, for expenses arising in connection with the GAIT’s investments, operations, and business (“operating expenses”).  For the period from June 1, 2022 through December 31, 2022, GAIT reimbursed the Manager for operating expenses which were comprised of market data and technology costs associated with its assets allocated to the various Master Funds. The total operating expenses incurred by GAIT for the period from June 1, 2022 through December 31, 2022 was $23,104. There were no such expenses for the year ended December 31, 2021.

7. Income Taxes

No provision for income taxes has been made in the accompanying financial statements, as members are individually responsible for reporting income or loss based upon their respective share of GAIT’s income and expenses for income tax purposes.

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing GAIT’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a “more-likely-than-not” threshold would be recorded as a tax expense in the current year. GAIT identifies its major tax jurisdictions as the U.S. for Federal tax purposes, Connecticut for state tax purposes and various international jurisdictions. The Manager has evaluated GAIT’s tax positions for all open tax years under the respective statutes of limitations (generally three years in the U.S. but varying in non-US jurisdictions) and has concluded that there are no significant tax positions requiring recognition, measurement, or disclosure in the financial statements. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination. Any assessment for interest or penalties on taxes related to uncertain tax positions, when present, would be included in interest and penalties on tax on the statements of operations and incentive allocation. During the years ended December 31, 2022 and 2021, no such interest and/or penalties were assessed to GAIT.

8. Risk Factors

Global economic, political and market conditions may adversely affect the Fund’s operations. The current global financial market situation, as well as various social and political circumstances in the United States and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. For example, the outbreak of coronavirus, or COVID-19, in 2020 in many countries adversely impacted global commercial activity with profound impacts to broad economic factors and contributed to significant volatility in financial markets over a prolonged period of time. Globally, most notably in China, efforts to combat COVID-19 continued for an extended period of time, which have continued to impact global supply chains and employment markets, albeit to a lesser degree.  Such impacts may affect the financial markets in which the Fund operates.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
9. Financial Highlights

The following is the per Unit operating performance calculation for the years ended December 31, 2022 and 2021:

	Class 0	Class 2
Per unit operating performance
Net asset value per Unit, December 31, 2020	$173.06	$124.23
Net income:
Net investment loss	(7.45)	(6.27)
Net gain on investments	10.66	7.72
Net income	3.21	1.45
Net asset value per Unit, December 31, 2021	$176.27	$125.68
Net income:
Net investment loss	(16.01)	(12.07)
Net gain on investments	64.33	45.61
Net income	48.32	33.54
Net asset value per Unit, December 31, 2022	$224.59	$159.22

The following represents ratios to average Members’ Capital, excluding the Managing Member, and total return for the years ended December 31, 2022 and 2021:

	Class 0		Class 2
	2022	2021	2022	2021

Total return before Incentive Allocation	34.73%	3.50%	33.47%	2.75%
Incentive Allocation	(7.32)	(1.65)	(6.78)	(1.58)
Total return after Incentive Allocation	27.41%	1.85%	26.69%	1.17%

Net investment loss before Incentive Allocation	(1.91)%	(2.67)%	(2.65)%	(3.42)%
Incentive Allocation	(5.72)	(1.50)	(5.41)	(1.48)
Net investment loss after Incentive Allocation	(7.63)%	(4.17)%	(8.06)%	(4.90)%

Total expenses before Incentive Allocation	2.85%	2.75%	3.62%	3.50%
Incentive Allocation	5.72	1.50	5.41	1.48
Total expenses after Incentive Allocation	8.57%	4.25%	9.03%	4.98%

Total return is calculated for Class 0 and Class 2 units taken as a whole. Total return is calculated as the change in total Members’ Capital, excluding that of the Managing Member, adjusted for subscriptions or redemptions during the year. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for the Class 0 and Class 2 units taken as a whole and include amounts from GAIT and net investment loss and expenses allocated from the Master Funds and investment income from Cash Assets. The computation of such ratios is based on the amount of net investment loss, total expenses, and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of Members’ Capital of GAIT, excluding that of the Managing Member, for the years ended December 31, 2022 and 2021.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
10. Subsequent Events

GAIT had subscriptions of approximately $0.6 million and redemptions of approximately $0.1 million from January 1, 2023 through March 30, 2023, the date through which subsequent events were evaluated by management.  These amounts have not been included in the financial statements.

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

Based on their evaluation as of December 31, 2022, the Manager, along with the Manager’s principal executive officer and principal financial officer, has concluded that the Manager’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

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

Management assessed the effectiveness of the Manager’s internal control over financial reporting for the Fund as of December 31, 2022. Management based its assessment on criteria established in Internal Control – Integrated Framework issues by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 2013. As a result of this assessment and based on the criteria in the COSO framework, management, including the principal financial and principal executive officers, has concluded that, as of December 31, 2022, the Manager’s internal control over financial reporting for the Fund was effective.

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

As described under “Item 1. Business,” the Fund pays the Manager the Sponsor Fee. For the year ended December 31, 2022, the Fund paid the Manager Sponsor Fees of $257,756.

As compensation for its services as investment manager to the Fund, the Manager is paid the Advisory Fees described under “Item 1. Business,” and may receive Incentive Allocations also as described under “Item 1. Business.” For the year ended December 31, 2022, the Fund paid the Manager Advisory Fees of $496,169 and the Manager received an Incentive Allocation of $1,802,151.

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

The aggregate fees billed for each of the last two fiscal years for professional services rendered by Ernst & Young LLP (“EY”) for each of the years ended December 31, 2022 and December 31, 2021 for the audit of the Fund’s annual financial statements on Form 10-K, review of financial statements included in the Fund’s Forms 10-Q and other services normally provided in connection with regulatory filings or engagements were:

FEE CATEGORY	2022		2021
Audit Fees	$75,774	*	$56,562
Audit-Related Fees	–		–
Tax Fees	38,900	*	32,900
All Other Fees	–		–
TOTAL FEES	$114,674	*	$89,462

*  Amount expected to be billed for 2022 services.

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

Consolidated Statements of Financial Condition at December 31, 2022 and 2021
Consolidated Statements of Operations for the years ended December 31, 2022 and 2021
Consolidated Statements of Changes in Members’ Capital for the years ended December 31, 2022 and 2021
Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021
Notes to Consolidated Financial Statements

(b)	Exhibits

The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference.

Exhibit Designation	Description
* 3.1	Certificate of Formation of Graham Alternative Investment Fund II LLC
** 3.1(a)	Amendment to Certificate of Formation of Graham Alternative Investment Fund II LLC
** 3.2 (a)	Amended and Restated Limited Liability Company Agreement of Graham Alternative Investment Fund II LLC dated March 28, 2013
*** 3.2 (b)	Amended and Restated Limited Liability Company Agreement of Graham Alternative Investment Fund II LLC dated May 2, 2022
† 4.1	Description of Securities
* 10.1	Form of Subscription Agreement
* 10.2	Form of Placement Agreement
****10.10	Safekeeping Account Agreement between Graham Cash Assets LLC and Bank of America, N.A.
† 31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of Principal Executive Officer)
† 31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Principal Financial Officer)
† 32.1	Section 1350 Certification (Certification of Principal Executive Officer and Principal Financial Officer)
† 101	INS Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
† 101.SCH	Inline XBRL Taxonomy Extension Schema Document
† 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
† 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
† 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
† 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
† 104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Incorporated by reference to the Fund’s Form 10 previously filed on April 30, 2010
** Incorporated by reference to the Fund’s Form 8-K previously filed on April 11, 2013
*** Incorporated by reference to the Fund’s Form 8-K previously filed on May 10, 2022
**** Incorporated by reference to the Fund’s Form 10/A previously filed on September 3, 2010
† Filed herewith

Item 16:	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2023	GRAHAM ALTERNATIVE INVESTMENT FUND II LLC CORE MACRO PORTFOLIO

	By:	GRAHAM CAPITAL MANAGEMENT, L.P.
its Manager

		By:	/s/ Brian Douglas
Brian Douglas, Principal Executive Officer

		By:	/s/ George Schrade
George Schrade, Principal Financial Officer