Form 10-Q
period 2023-03-31
GRAHAM ALTERNATIVE INVESTMENT FUND II LLC
filed 2023-05-15
CIK 1461237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of the
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Yes ☐ No ☒

As of May 1, 2023, 173,087.059 Units of the Core Macro Portfolio were outstanding.

GRAHAM ALTERNATIVE INVESTMENT FUND II LLC

CORE MACRO PORTFOLIO
FORM 10-Q

EX - 31.1	Certification
EX - 31.2	Certification
EX - 32.1	Certification

Index
PART I

Item 1.	Financial Statements

 Graham Alternative Investment Fund II LLC
Core Macro Portfolio (formerly known as Blended Strategies Portfolio)
Consolidated Statements of Financial Condition
	March 31, 2023 (Unaudited)	December 31, 2022 (Audited)

Assets
Cash and cash equivalents	$625,000	$-
Investment in Graham Alternative Investment Trading LLC, at fair value	31,666,813	32,163,920
Redemptions receivable from Graham Alternative Investment Trading LLC	77,115	648,597
Total assets	$32,368,928	$32,812,517

Liabilities and members’ capital
Liabilities:
Subscription received in advance	$625,000	$-
Redemptions payable	77,115	648,597
Total liabilities	702,115	648,597

Members’ capital:
Class 0 Units (92,555.866 and 91,015.472 units issued and outstanding at $219.21 and $224.59, respectively)	20,289,015	20,440,792
Class 2 Units (73,350.181 and 73,630.241 units issued and outstanding at $155.12 and $159.22, respectively)	11,377,798	11,723,128
Total members’ capital	31,666,813	32,163,920
Total liabilities and members’ capital	$32,368,928	$32,812,517

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund II LLC

Core Macro Portfolio (formerly known as Blended Strategies Portfolio)

Unaudited Consolidated Statements of Operations

	Three Months Ended March 31,
	2023	2022
Net (loss) gain allocated from investment in Graham Alternative Investment Trading LLC:
Net realized gain on investments	$306,970	$4,088,388
Net (decrease) increase in unrealized appreciation on investments	(1,101,247)	725,971
Brokerage commissions and fees	(27,579)	(25,540)
Net (loss) gain allocated from investment in Graham Alternative Investment Trading LLC	(821,856)	4,788,819

Net investment loss allocated from investment in Graham Alternative Investment Trading LLC:
Investment income:
Interest income	213,535	10,862

Expenses:
Advisory fees	120,223	115,133
Sponsor fees	61,844	59,183
Administrator’s fee	10,164	9,768
Professional fees	7,799	36,036
Operating expenses	5,406	-
Interest expense	1,845	1,792
Incentive allocation	(430)	678,638
Total expenses	206,851	900,550
Net investment income (loss) allocated from investment in Graham Alternative Investment Trading LLC	6,684	(889,688)
Net (loss) income	$(815,172)	$3,899,131

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund II LLC

Core Macro Portfolio (formerly known as Blended Strategies Portfolio)

Unaudited Consolidated Statements of Changes in Members’ Capital

For the Three Months Ended March 31, 2023 and 2022

	Class 0 Units		Class 2 Units
	Units	Capital	Units	Capital	Total Members’ Capital

Members’ capital, December 31, 2021	101,946.956	$17,970,556	81,096.662	$10,192,147	$28,162,703
Subscriptions	–	–	–	–	–
Redemptions	–	–	(277.380)	(37,440)	(37,440)
Net income	–	2,494,969	–	1,404,162	3,899,131
Members’ capital, March 31, 2022	101,946.956	$20,465,525	80,819.282	$11,558,869	$32,024,394

	Class 0 Units		Class 2 Units
	Units	Capital	Units	Capital	Total Members’ Capital

Members’ capital, December 31, 2022	91,015.472	$20,440,792	73,630.241	$11,723,128	$32,163,920
Subscriptions	2,107.202	490,000	–	–	490,000
Redemptions	(566.808)	(127,115)	(280.060)	(44,820)	(171,935)
Net loss	–	(514,662)	–	(300,510)	(815,172)
Members’ capital, March 31, 2023	92,555.866	$20,289,015	73,350.181	$11,377,798	$31,666,813

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund II LLC
Core Macro Portfolio (formerly known as Blended Strategies Portfolio)
Unaudited Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2023	2022
Cash flows provided by operating activities
Net (loss) income	$(815,172)	$3,899,131
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net loss (income) allocated from investment in Graham Alternative Investment Trading LLC	815,172	(3,899,131)
Proceeds from sale of investment in Graham Alternative Investment Trading LLC	743,417	47,440
Investment in Graham Alternative Investment Trading LLC	(490,000)	–
Net cash provided by operating activities	253,417	47,440

Cash flows used in financing activities
Subscriptions	1,115,000	–
Redemptions (net of redemptions payable)	(743,417)	(47,440)
Net cash provided by (used in) financing activities	371,583	(47,440)

Net change in cash and cash equivalents	625,000	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$625,000	$–

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund II LLC

Core Macro Portfolio (formerly known as Blended Strategies Portfolio)

Notes to Unaudited Consolidated Financial Statements

March 31, 2023
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

At March 31, 2023 and December 31, 2022, the Fund owned 51.05% and 50.86%, respectively of GAIT.

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

The Fund’s investment in GAIT has been valued at net asset value using the practical expedient. Accordingly, under U.S. GAAP, this investment is excluded from categorization in the fair value hierarchy. There were no Level 3 assets or liabilities held at any point during the three months ended March 31, 2023 or the year ended December 31, 2022 by the Fund, GAI, GAIT, the Master Funds or Cash Assets.

Cash and Cash Equivalents

The Fund classifies all highly liquid investments with a maturity of three months or less at the time of purchase as cash equivalents on the statements of financial condition. Cash deposited with a bank is subject to credit risk. In the event of the bank’s insolvency, recovery of the Fund’s cash would be limited to account insurance or other protection afforded by such deposit, which could be substantially less than the amount deposited. At March 31, 2023 and December  31, 2022, the Fund held $625,000 and $0, respectively, in cash and held no cash equivalents.

Indemnifications

In the normal course of business, the Master Funds, GAIT, Cash Assets, GAI, and the Fund enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. The Fund’s maximum exposure under these arrangements is unknown; however, the Fund has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At March 31, 2023 and December 31, 2022, no accruals have been recorded by the Fund for indemnifications.

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

Subscriptions

Units may be purchased at a price equal to the Net Asset Value per Unit of the relevant Class as of the immediately preceding Valuation Day, as defined in the LLC Agreement. The minimum initial subscription from each investor in each Class is $10,000. Members may subscribe for additional Units in a minimum amount of not less than $5,000. Any initial or additional cash received prior to period end or on period end, if any, for Fund shares related to the subsequent period is considered a subscription received in advance on the period end date. The new subscription does not receive an allocation of income or expense from the Fund and is recorded as a liability on the Statement of Financial Condition as subscriptions received in advance.

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

4. Fees and Related Party Transactions

Advisory Fees

Each Class of GAIT other than Class M paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate of 1.50% of the Members’ Capital of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is affected with respect to Units of such Class during the month. For the three months ended March 31, 2023 and 2022, the Advisory Fees allocated to the Fund by each Class of GAIT totaled $120,223 and $115,133, respectively.

See attached financial statements of Graham Alternative Investment Trading LLC.

Index

Graham Alternative Investment Fund II LLC

Core Macro Portfolio (formerly known as Blended Strategies Portfolio)

Notes to Unaudited Consolidated Financial Statements (continued)
4. Fees and Related Party Transactions (continued)
Sponsor Fees

Each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Members’ Capital specified in the table below. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee. For the three months ended March 31, 2023 and 2022, the Sponsor Fees allocated to the Fund by each Class of GAIT totaled $61,844 and $59,183, respectively.

Class 0	Class 2
0.50%	1.25%

Incentive Allocation

At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class of GAIT, as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced, effective as of the date of any redemption of any Units of such class, by multiplying the loss carryforward by the ratio that the amount of Members’ Capital redeemed from such class bears to the Members’ Capital of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made to Graham Capital LLC. For the three months ended March 31, 2023, the Fund incurred a reversal of the incentive fee. Due to the Fund’s larger proportionate ownership of GAIT during the time of incentive fee reversal, an incentive allocation reversal in the amount of $(430) is allocated to the Fund. For the three months ended March 31, 2022, $678,638, was allocated to the Fund by GAIT.

Any portion of any of the above fees, including the Incentive Allocation, may be paid by the Manager to third parties as compensation for selling activities in connection with the Fund.

Administrator’s Fee

For the three months ended March 31, 2023 and 2022, GAIT paid SEI a monthly administrator’s fee based on GAIT’s Members’ Capital, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, allocated to the Fund by GAIT for the three months ended March 31, 2023 and 2022 were $10,164 and $9,768, respectively.

Professional Fees

GAIT shall pay, or reimburse the Manager, for expenses arising in connection with the Fund’s audit, tax and legal fees (“professional fees”). The total professional fees allocated to the Fund by GAIT for three months ended March 31, 2023 and 2022 were $7,799 and $36,036, respectively.

See attached financial statements of Graham Alternative Investment Trading LLC.

Index

Graham Alternative Investment Fund II LLC

Core Macro Portfolio (formerly known as Blended Strategies Portfolio)

Notes to Unaudited Consolidated Financial Statements (continued)
4. Fees and Related Party Transactions (continued)
Operating Expenses

In accordance with the LLC Agreement dated May 2, 2022, GAIT shall pay, or reimburse the Manager, for expenses arising in connection with the Fund’s investments, operations, and business (“operating expenses”). For the three months ended March 31, 2023, GAIT reimbursed the Manager for operating expenses which were comprised of market data and technology costs associated with its assets allocated to the various Master Funds. The total operating expenses allocated to the Fund by GAIT for the three months ended March 31, 2023, was $5,406. There were no such expenses allocated to the Fund by GAIT for the three months ended March 31, 2022.

5. Income Taxes

No provision for income taxes has been made in the accompanying consolidated financial statements, as members are individually responsible for reporting income or loss based upon their respective share of the Fund’s income and expenses for income tax purposes.

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a “more-likely-than-not” threshold would be recorded as a tax expense in the current year. The Fund identifies its major tax jurisdictions as the U.S. for Federal tax purposes, Connecticut for state tax purposes and various international jurisdictions. The Manager has evaluated the Fund’s tax positions for all open tax years under the respective statutes of limitations (generally three years in the U.S. but varying in non-U.S. jurisdictions) and has concluded that there are no significant tax positions requiring recognition, measurement, or disclosure in the consolidated financial statements. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination. Any assessment for interest or penalties on taxes related to uncertain tax positions, when present, would be included in interest and penalties on tax on the consolidated statements of operations. No such interest and/or penalties were assessed to the Fund for the three months ended March 31, 2023 and 2022.

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

See attached financial statements of Graham Alternative Investment Trading LLC.

Index

Graham Alternative Investment Fund II LLC

Core Macro Portfolio (formerly known as Blended Strategies Portfolio)

Notes to Unaudited Consolidated Financial Statements (continued)

7. Financial Highlights

The following is the per Unit operating performance calculation for the three months ended March 31, 2023 and 2022:

	Class 0	Class 2
Per unit operating performance
Net asset value per Unit, December 31, 2021	$176.27	$125.68
Net income:
Net investment loss	(5.52)	(4.04)
Net gain on investments	30.00	21.38
Net income	24.48	17.34
Net asset value per Unit, March 31, 2022	$200.75	$143.02

Net asset value per Unit, December 31, 2022	$224.59	$159.22
Net loss:
Net investment income (loss)	0.20	(0.16)
Net loss on investments	(5.58)	(3.94)
Net loss	(5.38)	(4.10)
Net asset value per Unit, March 31, 2023	$219.21	$155.12

The following represents ratios to average Members’ Capital and total return for the three months ended March 31, 2023 and 2022:

	Class 0		Class 2
	2023	2022	2023	2022

Total return before Incentive Allocation	(2.40)%	16.34%	(2.58)%	16.13%
Incentive Allocation	0.00	(2.46)	0.00	(2.33)
Total return after Incentive Allocation	(2.40)%	13.88%	(2.58)%	13.80%

Net investment income (loss) before Incentive Allocation	0.09%	(0.63)%	(0.10)%	(0.82)%
Incentive Allocation	0.00	(2.30)	0.00	(2.19)
Net investment income (loss) after Incentive Allocation	0.09%	(2.93)%	(0.10)%	(3.01)%

Total expenses before Incentive Allocation	0.57%	0.67%	0.76%	0.86%
Incentive Allocation	(0.00)	2.30	0.00	2.19
Total expenses after Incentive Allocation	0.57%	2.97%	0.76%	3.05%

Total return is calculated for Class 0 and Class 2 Units taken as a whole. Total return is calculated as the change in total Members’ Capital adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fee, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for Class 0 and Class 2 Units taken as a whole and include net amounts allocated from GAIT. The computation of such ratios is based on the amount of net investment loss, expenses, and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of Members’ Capital for Class 0 and Class 2 Units of the Fund for the three months ended March 31, 2023 and 2022 and are not annualized.

See attached financial statements of Graham Alternative Investment Trading LLC.

Index

Graham Alternative Investment Fund II LLC

Core Macro Portfolio (formerly known as Blended Strategies Portfolio)

Notes to Unaudited Consolidated Financial Statements (continued)
8. Subsequent Events

The Fund had approximately $1.6 million of subscriptions and $0.04 million of redemptions from April 1, 2023 through May 15, 2023, the date through which subsequent events were evaluated by management. These amounts have not been included in the consolidated financial statements.

See attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Trading LLC

Statements of Financial Condition

	March 31, 2023 (Unaudited)	December 31, 2022 (Audited)
Assets
Investments in Master Funds, at fair value	$4,936,323	$6,078,610
Investment in Graham Cash Assets LLC, at fair value	57,470,028	58,599,019
Receivable from Master Funds	69	181
Total assets	$62,406,420	$64,677,810

Liabilities and members’ capital
Liabilities:
Redemptions payable	$152,247	$1,169,444
Accrued professional fees	92,106	132,957
Accrued advisory fees	76,559	79,343
Accrued sponsor fees	41,004	42,803
Accrued administrator’s fees	6,655	7,030
Accrued operating expenses	3,122	3,223
Payable to Master Funds	‑	102
Total liabilities	371,693	1,434,902

Members’ capital:
Class 0 Units (162,280.380 and 161,081.937 units issued and outstanding at $219.21 and $224.59 per unit, respectively)	35,573,195	36,176,761
Class 2 Units (156,345.463 and 155,844.459 units issued and outstanding at $155.12 and $159.22 per unit, respectively)	24,251,739	24,813,000
Class M Units (4,671.470 units issued and outstanding at $473.04 and $482.32 per unit, respectively)	2,209,793	2,253,147
Total members’ capital	62,034,727	63,242,908
Total liabilities and members’ capital	$62,406,420	$64,677,810

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Condensed Schedules of Investments

	March 31, 2023 (Unaudited)		December 31, 2022 (Audited)
Description	Fair Value	Percentage of Members’ Capital	Fair Value	Percentage of Members’ Capital

Investments in Master Funds, at fair value
Graham Commodity Strategies LLC	$1,700,768	2.74%	$2,190,592	3.46%
Graham Derivatives Strategies LLC	1,334,220	2.15%	794,631	1.26%
Graham K4D Trading Ltd.	1,901,335	3.07%	3,093,387	4.89%
Total investments in Master Funds	$4,936,323	7.96%	$6,078,610	9.61%

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Operations and Incentive Allocation

	Three Months Ended March 31,
	2023	2022
Net (loss) gain allocated from investments in Master Funds:
Net realized gain on investments	$610,351	$7,981,451
Net (decrease) increase in unrealized appreciation on investments	(2,152,199)	1,422,516
Brokerage commissions and fees	(54,213)	(49,856)
Net (loss) gain allocated from investments in Master Funds	(1,596,061)	9,354,111

Net investment income (loss) allocated from investments in Master Funds	55,765	(3,806)

Investment income:
Interest income	363,869	24,812
Total investment income	363,869	24,812

Expenses:
Advisory fees	227,889	218,151
Sponsor fees	122,253	115,406
Professional fees	15,314	69,385
Administrator’s fee	19,978	19,083
Operating expenses	10,627	‑
Interest expense	3,626	3,500
Total expenses	399,687	425,525
Net investment loss of the Fund	(35,818)	(400,713)

Net (loss) income	(1,576,114)	8,949,592

Incentive allocation	(132)	(1,280,643)

Net (loss) income available for pro-rata allocation to all members	$(1,576,246)	$7,668,949

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Changes in Members’ Capital

For the Three Months Ended March 31, 2023 and 2022

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2021	185,533.074	$32,704,572	167,534.772	$21,055,621	4,671.470	$1,640,347	$55,400,540
Subscriptions	–	–	–	–	–	–	–
Redemptions	(2,813.134)	(531,377)	(2,167.200)	(287,440)	–	(1,280,643)	(2,099,460)
Incentive allocation	–	(794,593)	–	(486,050)	–	1,280,643	–
Net income	–	5,301,831	–	3,368,961	–	278,800	8,949,592
Members’ capital, March 31, 2022	182,719.940	$36,680,433	165,367.572	$23,651,092	4,671.470	$1,919,147	$62,250,672

	Class 0		Class 2		Class M		Total
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2022	161,081.937	$36,176,761	155,844.459	$24,813,000	4,671.470	$2,253,147	$63,242,908
Subscriptions	2,107.202	490,000	781.064	125,000	–	–	615,000
Redemptions	(908.759)	(202,115)	(280.060)	(44,820)	–	(132)	(247,067)
Incentive allocation	–	(132)	–	–	–	132	–
Net loss	–	(891,319)	–	(641,441)	–	(43,354)	(1,576,114)
Members’ capital, March 31, 2023	162,280.380	$35,573,195	156,345.463	$24,251,739	4,671.470	$2,209,793	$62,034,727

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Cash Flows

	Three Months Ended March 31,
	2023	2022
Cash flows provided by operating activities
Net (loss) income	$(1,576,114)	$8,949,592
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net loss (income) allocated from investments in Master Funds	1,540,296	(9,350,305)
Net (income) allocated from investment in Graham Cash Assets LLC	(363,869)	(24,812)
Proceeds from sale of investments in Master Funds	19,692,648	21,067,184
Proceeds from sale of investment in Graham Cash Assets LLC	14,816,838	6,508,136
Purchases of investments in Master Funds	(20,090,647)	(11,150,718)
Purchases of investment in Graham Cash Assets LLC	(13,323,978)	(15,022,066)
Changes in assets and liabilities:
(Decrease) increase in accrued professional fees	(40,851)	909
(Decrease) increase in accrued advisory fees	(2,784)	9,797
(Decrease) increase in accrued sponsor fees	(1,799)	5,226
(Decrease) increase in accrued administrator’s fee	(375)	656
(Decrease) in accrued operating expenses	(101)	–
Net cash provided by operating activities	649,264	993,599

Cash flows used in financing activities
Subscriptions	615,000	–
Redemptions (net of redemptions payable)	(1,264,264)	(993,599)
Net cash used in financing activities	(649,264)	(993,599)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

Supplemental cash flow information
Interest paid	$3,626	$3,500

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements

March 31, 2023

1. Organization and Business

Graham Alternative Investment Trading LLC (“GAIT”) was formed on May 18, 2006, commenced operations on August 1, 2006 and is organized as a Delaware Limited Liability Company. Graham Capital Management, L.P. (the “Manager”) is the Manager and the sole investment advisor. The Manager is registered as a Commodity Pool Operator and Commodity Trading Advisor with the U.S. Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association. The Manager is also registered with the Securities and Exchange Commission as an investment adviser. GAIT is a commodity pool, and as such is subject to the oversight and jurisdiction of the CFTC.

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

Investments in Master Funds

GAIT invests in various Master Funds which are managed by the Manager. These investments are valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP based upon GAIT’s proportionate share of the Master Funds’ reported net asset values. Gains and losses are allocated monthly by each Master Fund to GAIT based upon GAIT’s proportionate share of the net asset value of each Master Fund and are included in the statements of operations and incentive allocation.

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

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated using the exchange rates at March 31, 2023 and December 31, 2022. Gains and losses resulting from foreign currency transactions are calculated using daily exchange rates prevailing on the transaction date. The Master Funds do not isolate the portion of results of operations from changes in foreign exchange rates on investments and cash from fluctuations arising from changes in market prices of investments held. The Master Funds’ currency translation gains and losses are included in the statements of operations and incentive allocation within net realized gain and net (decrease) increase in unrealized appreciation on investments.

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

GAIT’s investments in the Master Funds and Graham Cash Assets LLC (“Cash Assets”) have been valued at net asset value using the practical expedient. Accordingly, under U.S. GAAP, these investments are excluded from categorization in the fair value hierarchy. GAIT’s investments in the Master Funds and Cash Assets are discussed in Notes 3 and 4. There were no Level 3 assets or liabilities held at any point during the three months ended March 31, 2023 or the year ended December 31, 2022 by GAIT, the Master Funds, or Cash Assets.

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

All forward contracts are valued based upon a forward curve constructed using independently quoted forward points. Changes in fair value of each forward contract are recognized as unrealized appreciation and depreciation.

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
2. Summary of Significant Accounting Policies (continued)

Derivative Instruments (continued)

Swap Contracts

The Master Funds may enter into various swap contracts in an attempt to take advantage of changes in commodity prices, interest rates, and asset values. Exchange cleared swap contracts are cleared on an exchange which requires margin deposits with a Central Clearing Counterparty (“CCP”). Subsequent payments are made or received by the Master Funds each day, depending on the daily fluctuations in the value of the contract. These changes in valuation are recorded for financial statement purposes as unrealized appreciation or depreciation by the Master Funds. The Master Funds records realized gains or losses when a swap contract is terminated. Relative to OTC interest rate swap contracts, exchange cleared interest rate swap contracts provide reduced counterparty risk since they are exchange-cleared, and the exchange’s clearinghouse guarantees against default. The Commodity Exchange Act requires a CCP to segregate all funds received from such CCP’s customers in respect of exchange cleared interest rate swaps. If the CCP were not to do so to the full extent required by law, the assets of the Master Funds might not be fully protected in the event of the bankruptcy or insolvency of the CCP. In that case, the Master Funds would be limited to recovering only a pro-rata share of all available funds segregated on behalf of the CCP’s combined customer accounts, even though certain property specifically traceable to the Master Funds is held by the CCP. In addition, in the event of bankruptcy or insolvency of an exchange or an affiliated clearing house, the Master Funds could experience a loss of funds deposited through its CCP as margin with such exchange or affiliated clearing house, the loss of unrealized profits on its open positions, and the loss of funds owed to it as realized profits on closed positions. All funds deposited with both U.S. and non-U.S. CCPs are included in due from brokers on the statement of financial condition of the Master Funds. OTC swap contracts are not guaranteed by an exchange or an affiliated clearing house or regulated by any U.S. or foreign government authorities. Failure of a counterparty to meet its obligation under the terms of the swap contract could result in the loss of any unrealized appreciation on open positions. It may not be possible to dispose of or close out a swap position without the consent of the counterparty, and the Master Funds may not be able to enter into an offsetting contract in order to cover its risk.

An interest rate swap contract is an agreement that obligates two parties to exchange a series of cash flows at specified intervals based upon or calculated by reference to changes in specified rates for a specified notional amount. The payment flows are usually netted against each other, with the difference being paid by one party to another. Interest rate swap positions are generally valued as the present value of the net future cash flows as estimated by the Advisor using a discount curve constructed from independently obtained future interest rate assumptions. Interest is calculated and accrued throughout the life of each swap and is included in interest receivable and interest payable on the Master Funds’ statements of financial condition. Payments received at the end of each reset period are recorded against such accruals.

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

Credit Risk Related Contingent Features

OTC derivative instruments are subject to ISDA Master Agreements which generally require among other things, that the Master Funds maintain a predetermined level of net assets or rate of return and provide limits with respect to any decline in value over 1-month, 3-month and 12-month periods. If the Master Funds were to violate such provisions, the counterparty to these instruments could demand liquidation of the outstanding positions. There were no events that occurred throughout the three months ended March 31, 2023 and the year ended December 31, 2022 which caused any counterparty to demand liquidation of any outstanding positions. Graham K4D Trading Ltd. had derivative instruments subject to credit risk related contingent features in a net liability position in the amount of $2,646,650 and $0 at March 31, 2023 and December 31, 2022, respectively. Graham Commodity Strategies LLC had no derivative instruments subject to credit risk related contingent features in a net liability position at March 31, 2023 and December 31, 2022. Graham Derivatives Strategies LLC had derivative instruments subject to credit risk related contingent features in a net liability position of $0 and $,4,554 at March 31, 2023 and December 31, 2022, respectively.

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
2. Summary of Significant Accounting Policies (continued)

New York Mercantile Exchange Corporate Membership

Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is a member of the New York Mercantile Exchange (“NYMEX”). As a result of its membership, Graham Commodity Strategies LLC owns two NYMEX seats and 30,000 shares of the CME Group. Graham Commodity Strategy LLC’s policy is to value the NYMEX seats and the shares of the CME Group at fair value. As of March 31, 2023 and December 31, 2022, the two NYMEX seats were valued at $288,500 and $297,500, respectively, and the 30,000 shares of CME Group were valued at $5,745,600 and $5,044,800, respectively, all of which are included within Exchange memberships on Graham Commodity Strategies LLC’s statements of financial condition. The NYMEX seats and CME Group shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Chicago Mercantile Exchange Membership

Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is also a member of the Chicago Mercantile Exchange (“CME”). As a result of its membership, Graham Commodity Strategies LLC owns two CME seats and 2,232 shares of the CME Group. Graham Commodity Strategies LLC’s policy is to value the CME seats and the shares of the CME Group at fair value. As of March 31, 2023 and December 31, 2022, the two CME seats were valued at $442,750 and $485,500, respectively, and the 2,232 shares of CME Group were valued at $427,473 and $375,333, respectively, all of which are included within Exchange memberships on Graham Commodity Strategies LLC’s statement of financial condition. The CME seats and CME Group shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Graham K4D Trading Ltd., a Master Fund in which GAIT invests, is a member of the CME. As a result of its membership, Graham K4D Trading Ltd. owns one CME seat and 4,085 shares of the CME Group. Graham K4D Trading Ltd.’s policy is to value the CME seat and the shares of the CME Group at fair value. As of March 31, 2023 and December 31, 2022, the CME seat was valued at $136,250 and $187,000, respectively, and the 4,085 shares of the CME Group were valued at $782,359 and $686,934, respectively, all of which are included in Exchange memberships on Graham K4D Trading Ltd.’s statement of financial condition. The CME seat and CME Group shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Chicago Board of Trade Membership

As of March 31, 2023, Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is also a member of the Chicago Board of Trade (“CBOT”) under Rule 106.S and owns 3,265 shares of the CME Group as a result of its CBOT membership. Graham Commodity Strategies LLC’s policy is to value the CME shares at fair value. As of March 31, 2023 and December 31, 2022, the 3,265 shares of the CME Group were valued at $625,312 and $549,043, respectively, and are included in Exchange memberships on Graham Commodity LLC’s statement of financial condition. The CME shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Graham K4D Trading Ltd., a Master Fund in which GAIT, is also a member of the CBOT under Rule 106.S and owns two B-1/Full seats and one B-2/Associate seat (collectively, “CBOT memberships”). Graham K4D Trading Ltd.’s policy is to value the CBOT memberships at fair value. As of March 31, 2023 and December 31, 2022, the two B-1/Full seats were valued at a total of $644,500 and $555,000, respectively, and the B-2/Associate seat was valued at $46,125 and $55,000, respectively, all of which are included in Exchange memberships on Graham K4D Trading Ltd’s statement of financial condition. Additionally, Graham K4D Trading Ltd. owns 970 shares of the CME Group as a result of its CBOT membership. Graham K4D Trading Ltd.’s policy is to value the CME Group shares at fair value. As of March 31, 2023 and December 31, 2022, the 970 shares of the CME Group were valued at $185,775 and $163,115, respectively. The CBOT memberships and shares of the CME Group are considered Level 1 assets as described in the Fair Value section of Note 2.

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
2. Summary of Significant Accounting Policies (continued)

Chicago Board of Trade Membership (continued)

As of March 31, 2023, Graham Derivatives Strategies LLC, a Master Fund in which GAIT invests, is also a member of the Chicago Board of Trade (“CBOT”) under Rule 106.S and owns a B-1/Full seat as a result of its CBOT membership. Graham Derivatives Strategies LLC’s policy is to value the CBOT seat at fair value. As of March 31, 2023 the CBOT seat was valued at $322,250 and is included in Exchange memberships on Graham Derivatives Strategies LLC’s statement of financial condition. Graham Derivatives Strategies LLC was not a member of CBOT as of December 31, 2022.  The CBOT seat is considered Level 1 assets as described in the Fair Value section of Note 2.

Commodity Exchange Membership

As of March 31, 2023, Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is also a member of the Commodity Exchange (“COMEX”) and owns two COMEX seats. Graham Commodity Strategies LLC’s policy is to value the COMEX seats at fair value. As of March 31, 2023 and December 31, 2022, the two COMEX seats were valued at $173,000 and $150,000 in total and is included in Exchange memberships on Graham Commodity Strategies LLC’s statement of financial condition. The COMEX seats are considered Level 1 assets as described in the Fair Value section of Note 2.

Fixed Income Securities

The fixed income securities positions, held by the Master Funds where applicable, are valued at the mean between the last reported bid and ask quotations received from independent brokers. GAIT is exposed to credit risk relating to whether the issuers will meet their obligations when they come due until the fixed income securities held by the Master Funds are sold or reach maturity.

Cash and Cash Equivalents

GAIT classifies all highly liquid investments with a maturity of three months or less at the time of purchase as cash equivalents. Cash deposited with a bank is subject to credit risk. In the event of the bank’s insolvency, recovery of GAIT’s cash would be limited to account insurance or other protection afforded by such deposit.  At March 31, 2023 and December 31, 2022, GAIT did not have any cash or cash equivalents.

Indemnifications

In the normal course of business, the Master Funds, Cash Assets, and GAIT enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. GAIT’s maximum exposure under these arrangements is unknown; however, GAIT has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At March 31, 2023 and December 31, 2022, no accruals have been recorded by GAIT for indemnifications.

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds

As of March 31, 2023 and December 31, 2022, GAIT invested in various Master Funds, all of which were managed by the Manager. GAIT’s investments in these Master Funds, as well as the investment objectives of each Master Fund, are summarized below. All of the Master Funds and GAIT are related parties. The Master Funds do not charge management fees or incentive allocation, and all offer monthly subscriptions and redemptions.

March 31, 2023
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Loss (three months ended March 2023)

Global Macro Funds
Graham Commodity Strategies LLC	2.74%	$1,700,768	$(121,521)
Graham Derivatives Strategies LLC	2.15%	1,334,220	(719,679)

Systematic Macro Funds
Graham K4D Trading Ltd.	3.07%	1,901,335	(699,096)
	7.96%	$4,936,323	$(1,540,296)

December 31, 2022
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (three months ended March 2022)

Global Macro Funds
Graham Commodity Strategies LLC	3.46%	$2,190,592	$3,888,721
Graham Derivatives Strategies LLC	1.26%	794,631	972,140

Systematic Macro Funds
Graham K4D Trading Ltd.	4.89%	3,093,387	4,489,444
	9.61%	$6,078,610	$9,350,305

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table summarizes the financial position of each Master Fund as of March 31, 2023:

	Graham Commodity Strategies LLC (Delaware)	Graham Derivatives Strategies LLC (Delaware)	Graham K4D Trading Ltd. (BVI)
Assets:
Due from brokers	$63,642,551	$32,900,312	$30,219,610
Derivative financial instruments, at fair value	5,269,489	21,295,807	–
Exchange memberships, at fair value	7,702,635	322,250	1,795,009
Interest receivable	513,544	129,131	117,741
Total assets	77,128,219	54,647,500	32,132,360

Liabilities:
Derivative financial instruments, at fair value	4,613,163	–	6,625,685
Interest payable	161,628	39,122	73,197
Total liabilities	4,774,791	39,122	6,698,882
Members’ Capital / Net Assets	$72,353,428	$54,608,378	$25,433,478

Percentage of Master Fund held by GAIT	2.35%	2.44%	7.48%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2023:

Description	Number of Contracts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC
Exchange memberships (cost $3,649,411)
United States (cost $3,649,411)
Financial services (cost $3,649,411)		$7,702,635	10.65%
Total exchange memberships		$7,702,635	10.65%

Derivative financial instruments
Long contracts
Futures
Commodity		$1,407,493	1.95%
Foreign bond		(455,866)	(0.63)%
Foreign index		497,429	0.69%
U.S. bond		(315,978)	(0.44)%
U.S. index
Nasdaq 100 E-mini June 2023	578	11,251,821	15.55%
Total futures		12,384,899	17.12%

Forwards
Foreign currency		3,408,208	4.71%
Total forwards		3,408,208	4.71%

Options (cost $11,382,247)
Currency futures		3,535,367	4.89%
Interest rate futures
3 month SOFR, June 2024, $95.00 Put	1	5,046,400	6.97%
3 month SOFR, March 2024, $94.50 Put	1	3,005,438	4.15%
U.S. index futures
S&P 500 E-mini, June 2023, $3,700.00 - $3,900.00 Put	3	160,875	0.22%
Total options		11,748,080	16.23%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2023:

Description	Number of Contracts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity		$(545,695)	(0.75)%
Foreign bond
Japan 10 yr bond June 2023	(1,150)	(10,433,881)	(14.42)%
Other foreign bond		(564,729)	(0.78)%
Foreign index		(102,747)	(0.14)%
Interest rate
3 month SOFR, March 2024	(46)	(33,950)	(0.05)%
Other interest rate		71,466	0.10%
U.S. bond		(642,539)	(0.89)%
U.S. index
S&P 500 E-mini June 2023	(785)	(6,210,525)	(8.58)%
Nasdaq 100 E-mini June 2023	(24)	(181,132)	(0.25)%
Other U.S. index		(445,455)	(0.62)%
Total futures		(19,089,187)	(26.38)%

Forwards
Foreign currency		(1,674,086)	(2.31)%
Total forwards		(1,674,086)	(2.31)%

Options (proceeds $4,042,450)
Interest rate futures
3 month SOFR, June 2024, $94.75 Put	(1)	(3,917,600)	(5.41)%
3 month SOFR, March 2024, $94.25 Put	(1)	(2,203,988)	(3.05)%
Total options		(6,121,588)	(8.46)%
Total derivative financial instruments		$656,326	0.91%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2023:

Description	Number of Contracts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Derivatives Strategies LLC
Exchange memberships (cost $305,000)
United States (cost $305,000)
Financial services (cost $305,000)		$322,250	0.59%
Total exchange memberships		$322,250	0.59%

Derivative financial instruments
Long contracts
Futures
Commodity
Gold 100 Oz June 2023	19	$(21,590)	(0.04)%
WTI Crude May 2023	28	32,710	0.06%
Foreign index		148,874	0.27%
U.S. bond
U.S. 10 yr June 2023	1	484	0.00%
U.S. 5 yr Note (CBT) June 2023	40	(25,313)	(0.05)%
U.S. index		205,700	0.38%
Total futures		340,865	0.62%

Forwards
Foreign currency		(14,456)	(0.03)%
Total forwards		(14,456)	(0.03)%

Options (cost $55,451,645)
Commodity futures
Gold Future (CMX) September 2023, $2,025.00 Call	1	8,998,080	16.48%
Gold Future (CMX) May 2023, $2,010.00 - $2,050.00 Call	2	2,438,060	4.46%
Crude Oil December 2023, $85.50 Call	1	2,708,160	4.96%
Currency futures		9,774,385	17.90%
Interest rate futures
3 month SOFR, June 2023, $95.19 Call	1	4,591,000	8.41%
3 month SOFR, June 2023, $95.44 Call	1	3,328,475	6.10%
3 month SOFR, September 2023, $97.50 Call	1	1,683,638	3.08%
U.S. bond futures
U.S. 10 yr June 2023, $117.50 Call	1	4,695,781	8.60%
U.S. 5 yr June 2023, $113.25 Call	1	3,250,719	5.95%
U.S. index futures		2,538,378	4.65%
Total options		44,006,676	80.59%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2023:

Description	Number of Contracts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Derivatives Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity
Gold 100 Oz June 2023	(79)	$121,280	0.22%
Foreign bond		53,058	0.10%
U.S. bond
U.S. 10 yr Note (CBT) June 2023	(69)	9,234	0.02%
U.S. 2 yr Note (CBT) June 2023	(82)	3,875	0.01%
U.S. 5 yr Note (CBT) June 2023	(9)	1,109	0.00%
U.S. Long Bond (CBT) June 2023	(5)	1,375	0.00%
U.S. Ultra Bond (CBT) June 2023	(8)	(8,125)	(0.01)%
U.S. index		(91,935)	(0.17)%
Total futures		89,871	0.17%

Forwards
Foreign currency		22,194	0.04%
Total forwards		22,194	0.04%

Options (proceeds $25,308,967)
Commodity futures
Gold future (CMX) September 2023, $2,125.00 Call	(1)	(5,427,240)	(9.94)%
Gold future (CMX) May 2023, $2,110.00 Call	(1)	(421,200)	(0.77)%
Crude Oil December 2023, $90.50 Call	(1)	(1,946,880)	(3.57)%
Currency futures		(525,442)	(0.96)%
Interest rate futures
3 month SOFR, June 2023, $95.31 Call	(1)	(7,689,506)	(14.08)%
3 month SOFR, September 2023, $98.50 Call	(1)	(742,781)	(1.36)%
U.S. bond futures
U.S. 10 yr June 2023, $119.50 Call	(1)	(2,405,156)	(4.40)%
U.S. 5 yr June 2023, $115.25 Call	(1)	(1,457,219)	(2.67)%
Index futures		(2,533,919)	(4.64)%
Total options		(23,149,343)	(42.39)%
Total derivative financial instruments		$21,295,807	39.00%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2023:

Description	Number of Contracts / Notional Amount	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd.
Exchange memberships (cost $1,924,208)
United States (cost $1,924,208)
Financial services (cost $1,924,208)		$1,795,009	7.06%
Total exchange memberships		$1,795,009	7.06%

Derivative financial instruments
Long contracts
Futures
Commodity		$1,592,792	6.26%
Currency		(131,063)	(0.52)%
Foreign bond		(47,581)	(0.19)%
Foreign index		2,154,310	8.48%
U.S. bond
U.S. Long Bond (CBT) June 2023	22	15	0.00%
U.S. Ultra Bond CBT June 2023	14	46,154	0.18%
U.S. index		513,760	2.02%
Total futures		4,128,387	16.23%

Forwards
British pound / U.S. dollar 06/21/2023	£ 32,378,000	625,879	2.46%
Other foreign currency		1,570,583	6.18%
Total forwards		2,196,462	8.64%

Swaps (cost $228,394)
USD SOFR Rec 3.25% - 4.00%, 06/21/2023 - 06/21/2043	$ 1,590,000	17,898	0.07%
Other interest rate		(56,180)	(0.22)%
Total swaps		(38,282)	(0.15)%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2023:

Description	Number of Contracts / Notional Amounts	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd. (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity		$(1,689,303)	(6.64)%
Currency		(12,053)	(0.05)%
Foreign bond		(1,691,463)	(6.65)%
Foreign index		(137,781)	(0.54)%
Interest rate
3 month SOFR June 2024	(572)	(1,339,164)	(5.27)%
Other interest rate		(590,961)	(2.32)%
U.S. bond
U.S. 2 yr – 10 yr Note (CBT) June 2023	(592)	(687,326)	(2.70)%
U.S. 5 yr Note (CBT) June 2023	(409)	(1,382,426)	(5.44)%
U.S. index		(576,945)	(2.27)%
Total futures		(8,107,422)	(31.88)%

Forwards
U.S. dollar / British pound 06/21/2023	$ (42,956,000)	(1,281,649)	(5.04)%
Other foreign currency		(3,510,458)	(13.80)%
Total forwards		(4,792,107)	(18.84)%

Swaps (proceeds $199,056)
USD SOFR Pay 3.25%, 06/21/2023 - 06/21/2033	$ (820,000)	(6,505)	(0.03)%
Other interest rate		(6,218)	(0.02)%
Total swaps		(12,723)	(0.05)%
Total derivative financial instruments		$(6,625,685)	(26.05)%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table shows the fair value classification of each investment type by Master Fund as of March 31, 2023:

	Graham Commodity Strategies LLC	Graham Derivatives Strategies LLC	Graham K4D Trading Ltd.
Assets
Level 1:
Commodity futures	$2,074,888	$153,990	$3,047,177
Commodity futures options	–	14,144,300	–
Currency futures	–	–	49,960
Exchange memberships*	7,702,635	322,250	1,795,009
Foreign bond futures	461,636	53,058	248,893
Foreign index futures	497,429	148,874	2,235,359
Interest rate futures	71,466	–	41,592
Interest rate futures options	8,051,838	9,603,114	–
U.S. bond futures	321,296	16,077	46,169
U.S. bond futures options	–	7,946,500	–
U.S. index futures	11,251,821	205,700	561,595
U.S. index futures options	160,875	2,538,379	–
Total Level 1	30,593,884	35,132,242	8,025,754

Level 2:
Foreign currency forwards	6,042,324	22,194	2,472,058
Foreign currency futures options	3,535,367	9,774,385	–
Interest rate swap	–	–	152,410
Total Level 2	9,577,691	9,796,579	2,624,468
Total investment related assets	$40,171,575	$44,928,821	$10,650,222

Liabilities
Level 1:
Commodity futures	$(1,213,090)	$(21,590)	$(3,143,688)
Commodity futures options	–	(7,795,320)	–
Currency futures	–	–	(193,076)
Foreign bond futures	(11,916,112)	–	(1,987,937)
Foreign index futures	(102,747)	–	(218,830)
Interest rate futures	(33,950)	–	(1,971,717)
Interest rate futures options	(6,121,588)	(8,432,288)	–
U.S. bond futures	(1,279,813)	(33,438)	(2,069,752)
U.S. bond futures options	–	(3,862,375)	–
U.S. index futures	(6,837,112)	(91,935)	(624,780)
U.S. index futures options	–	(2,533,920)	–
Total Level 1	(27,504,412)	(22,770,866)	(10,209,780)

Level 2:
Foreign currency forwards	(4,308,202)	(14,456)	(5,067,703)
Foreign currency futures options	–	(525,442)	–
Interest rate swap	–	–	(203,415)
Total Level 2	(4,308,202)	(539,898)	(5,271,118)
Total investment related liabilities	$(31,812,614)	$(23,310,764)	$(15,480,898)

* See each Master Fund’s condensed schedule of investments for breakout of industry and geographic region.

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham Commodity Strategies LLC based on its quarterly notional amounts and number of contracts for the three months ended March 31, 2023. The table also displays the fair value of derivative contracts held by Graham Commodity Strategies LLC at March 31, 2023 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and derivative liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$206,445,150	1,487	$(5,670,143)	(94)	$2,074,888	$(1,213,090)
	206,445,150	1,487	(5,670,143)	(94)	2,074,888	(1,213,090)

Equity price
Futures	167,474,110	813	(179,184,238)	(934)	11,749,250	(6,939,859)
Options (a)	–	66	(2,656,270)	–	160,875	–
	167,474,110	879	(181,840,508)	(934)	11,910,125	(6,939,859)
Foreign currency exchange rate
Forwards	866,174,862	N/A	(1,238,615,818)	N/A	6,042,324	(4,308,202)
Options (a)	54,445,163	14	(68,476,475)	(21)	3,535,367	–
	920,620,025	14	(1,307,092,293)	(21)	9,577,691	(4,308,202)

Interest rate
Futures	240,545,971	2,329	(1,621,964,984)	(3,645)	854,398	(13,229,875)
Options (a)	683,228,699	21,310	(857,586,855)	(21,310)	8,051,838	(6,121,588)
	923,774,670	23,639	(2,479,551,839)	(24,955)	8,906,236	(19,351,463)
Total	$2,218,313,955	26,019	$(3,974,154,783)	(26,004)	$32,468,940	$(31,812,614)

(a)	Notional amounts for options are based on the delta-adjusted positions.

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham Derivatives Strategies LLC based on its quarterly notional amounts and number of contracts for the three months ended March 31, 2023. The table also displays the fair value of derivative contracts held by Graham Derivatives Strategies LLC at March 31, 2023 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and derivative liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$5,892,540	47	$(15,690,980)	(79)	$153,990	$(21,590)
Options (a)	217,680,281	3,014	(107,868,439)	(2,652)	14,144,300	(7,795,320)
	223,572,821	3,061	(123,559,419)	(2,731)	14,298,290	(7,816,910)

Equity price
Futures	70,825,862	1,045	(7,891,943)	(33)	354,574	(91,935)
Options (a)	44,260,250	3,370	(44,933,255)	(3,369)	2,538,379	(2,533,920)
	115,086,112	4,415	(52,825,198)	(3,402)	2,892,953	(2,625,855)
Foreign currency exchange rate
Forwards	21,819,417	N/A	(18,692,554)	N/A	22,194	(14,456)
Options (a)	99,642,790	11	(121,610,628)	(10)	9,774,385	(525,442)
	121,462,207	11	(140,303,182)	(10)	9,796,579	(539,898)

Interest rate
Futures	4,501,453	41	(102,422,539)	(240)	69,135	(33,438)
Options (a)	2,320,832,488	47,965	(1,967,245,397)	(47,964)	17,549,614	(12,294,663)
	2,325,333,941	48,006	(2,069,667,936)	(48,204)	17,618,749	(12,328,101)
Total	$2,785,455,081	55,493	$(2,386,355,735)	(54,347)	$44,606,571	$(23,310,764)

(a)	Notional amounts for options are based on the delta-adjusted positions.

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham K4D Trading Ltd. based on its quarterly notional amounts and number of contracts for the three months ended March 31, 2023. The table also displays the fair value of derivative contracts held by Graham K4D Trading Ltd. at March 31, 2023 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and derivative liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$82,345,644	1,174	$(68,691,378)	(1,243)	$3,047,177	$(3,143,688)
	82,345,644	1,174	(68,691,378)	(1,243)	3,047,177	(3,143,688)

Equity price
Futures	116,513,220	1,132	(26,061,532)	(257)	2,796,954	(843,610)
	116,513,220	1,132	(26,061,532)	(257)	2,796,954	(843,610)
Foreign currency exchange rate
Forwards	222,914,885	N/A	(353,277,093)	N/A	2,472,058	(5,067,703)
Futures	8,005,302	73	(1,244,309)	(18)	49,960	(193,076)
	230,920,187	73	(354,521,402)	(18)	2,522,018	(5,260,779)

Interest rate
Futures	22,023,346	186	(684,386,638)	(3,358)	336,654	(6,029,406)
Swaps	15,689,406	48	(11,976,873)	(42)	152,410	(203,415)
	37,712,752	234	(696,363,511)	(3,400)	489,064	(6,232,821)
Total	$467,491,803	2,613	$(1,145,637,823)	(4,918)	$8,855,213	$(15,480,898)

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

When multiple derivative contracts are held with the same counterparty, the Master Funds will net the contracts in an asset position with the contracts in a liability position when covered by a master netting agreement or similar arrangements, for presentation in the statements of financial condition. The table below displays the amounts at March 31, 2023 by which the fair values of both derivative assets and derivative liabilities were reduced within the Master Funds’ statements of financial condition as a result of this netting. Gross amounts below correspond to the total derivative asset and derivative liability balances categorized by primary underlying risk and product type in the preceding tables. Collateral pledged (received) for derivative assets and derivative liabilities represent the cash amounts which are included in due from brokers on the statements of financial condition. Actual collateral pledged or received by the Master Funds may exceed these amounts.

Description	Gross Amount	Gross Amount Offset in the Statements of Financial Condition	Net Amount Presented in the Statements of Financial Condition	Collateral (Received) / Pledged	Net Amount

Graham Commodity Strategies LLC[1]
Derivative assets	$32,468,940	$(27,199,451)	$5,269,489	$–	$5,269,489
Derivative liabilities	$(31,812,614)	$27,199,451	$(4,613,163)	$4,613,163	$–

Graham Derivatives Strategies LLC[2]
Derivative assets	$44,606,571	$(23,310,764)	$21,295,807	$–	$21,295,807
Derivative liabilities	$(23,310,764)	$23,310,764	$–	$–	$–

Graham K4D Trading Ltd.[3]
Derivative assets	$8,855,213	$(8,855,213)	$–	$–	$–
Derivative liabilities	$(15,480,898)	$8,855,213	$(6,625,685)	$5,283,373	$(1,342,312)

1 Net derivative asset and liability amounts presented in the statements of financial condition are held with two counterparties. At March 31, 2023, additional collateral pledged in the amount of $59,002,056 was posted in support of derivative positions and is included in due from brokers on the statements of financial condition.

2 Net derivative asset amounts presented in the statements of financial condition are held with two counterparties. At March 31, 2023, additional collateral pledged in the amount of $32,900,312 was posted in support of derivative positions and is included in due from brokers on the statements of financial condition.

3 Net derivative liability amounts presented in the statements of financial condition are held with two counterparties. At March 31, 2023, additional collateral pledged in the amount of $23,593,917 was posted in support of derivative positions and is included in due from brokers on the statements of financial condition.

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table summarizes the results of operations of each Master Fund for the three months ended March 31, 2023:

	Graham Commodity Strategies LLC	Graham Derivatives Strategies LLC	Graham K4D Trading Ltd.

Net investment income	$1,133,816	$192,123	$307,533

Net realized gain (loss) on investments	33,353,429	(5,212,467)	(1,599,156)
Net decrease in unrealized appreciation on investments	(41,831,166)	(22,189,131)	(7,854,053)
Brokerage commissions and fees	(421,231)	(1,520,610)	(64,539)
Net loss on investments	(8,898,968)	(28,922,208)	(9,517,748)
Net loss	$(7,765,152)	$(28,730,085)	$(9,210,215)

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table shows the gains and losses on all derivative instruments held by the Master Funds reported in net realized gain (loss) and net decrease in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the three months ended March 31, 2023:

	Graham Commodity Strategies LLC		Graham Derivatives Strategies LLC		Graham K4D Trading Ltd.
	Net realized gain	Net decrease in unrealized appreciation on investments	Net realized loss	Net decrease in unrealized appreciation on investments	Net realized loss	Net decrease in unrealized appreciation on investments
Commodity price
Futures	$5,682,543	$(1,602,173)	$400,350	$76,950	$(7,252,570)	$(4,233,476)
Options	–	–	(969,870)	94,360	–	–
	5,682,543	(1,602,173)	(569,520)	171,310	(7,252,570)	(4,233,476)
Equity price
Futures	10,241,344	(1,271,375)	(2,079,642)	283,691	(3,529,516)	11,775,990
Options	90,575	(44,412)	385,237	(2,101,545)	–	–
	10,331,919	(1,315,787)	(1,694,405)	(1,817,854)	(3,529,516)	11,775,990
Foreign currency exchange rate
Forwards	(6,298,336)	1,917,095	(330,620)	42,550	4,521,274	(4,234,389)
Futures	–	–	–	–	105,358	(95,076)
Options	2,315,977	(4,572,080)	(137,521)	(12,794,002)	–	–
	(3,982,359)	(2,654,985)	(468,141)	(12,751,452)	4,626,632	(4,329,465)
Interest rate
Futures	29,718,604	(30,683,437)	(1,525,487)	(1,018,246)	4,189,029	(11,054,144)
Options	–	486,214	(4,146,899)	(5,853,847)	–	–
Swaps	–	–	–	–	(21,709)	(111,189)
	29,718,604	(30,197,223)	(5,672,386)	(6,872,093)	4,167,320	(11,165,333)
Total	$41,750,707	$(35,770,168)	$(8,404,452)	$(21,270,089)	$(1,988,134)	$(7,952,284)

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

1 Net derivative assets amounts presented in the statement of financial condition are held with three counterparties. At December 31, 2022, additional collateral pledged in the amount of $51,178,130 was posted in support of derivative positions and is included in due from brokers on the statement of financial condition.

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

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
4. Graham Cash Assets LLC

GAIT invests a portion of its excess liquidity in Cash Assets, an entity for which the Manager is also the sole investment advisor. Cash Assets commenced operations on June 22, 2005 and was formed as a Delaware Limited Liability Company for the purpose of consolidating investment activity of multiple funds managed by the Manager. Its objective is to preserve capital while enhancing return on cash balances and providing daily liquidity. Cash Assets maintains cash and cash equivalents on deposit with major U.S. institutions, which may exceed federally insured limits. It also invests in debt obligations guaranteed by the U.S. Federal government, which generally range in maturity from one day to thirty months. Cash Assets  currently intends to hold all fixed income securities until maturity and values them at amortized cost which approximates fair value.  If Cash Assets were forced to sell some of its securities in the open market before they mature to meet unanticipated redemption requests (whether from GAIT or other entities affiliated with the Manager), the market value of the securities at such time may be below their amortized cost, causing a loss for GAIT’s investors. GAIT’s investment in Cash Assets is valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP based upon GAIT’s proportionate share of Cash Assets’ reported net asset value. GAIT’s investment in Cash Assets at March 31, 2023 and December 31, 2022 is $57,470,028 and $58,599,019 which represents a percentage of GAIT’s Members’ Capital of 92.64% and 92.66%, respectively.

GAIT records its proportionate share of Cash Assets’ investment income and expenses on a monthly basis.  For the three months ended March 31, 2023 and 2022, the total amount recognized by GAIT with respect to its investment in Cash Assets was $363,869 and $24,812, respectively.  These amounts are included in interest income in the statements of operations and incentive allocation. At March 31, 2023 and December 31, 2022, GAIT owned approximately 0.98% and 0.93%, respectively, of Cash Assets. The following table summarizes the financial position of Cash Assets as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Assets:
Cash and cash equivalents	$445,841,435	$634,147,957
Investments in fixed income securities (amortized cost $5,412,582,091 and $5,669,408,769, respectively)	5,412,582,091	5,669,408,769
Interest receivable	3,819,181	5,501,621
Total assets	5,862,242,707	6,309,058,347

Liabilities:
Due to broker	6,104	7,815
Total liabilities	6,104	7,815
Members’ capital	$5,862,236,603	$6,309,050,532

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
4. Graham Cash Assets LLC (continued)

The following table summarizes the results of operations of Cash Assets for the three months ended March 31, 2023 and 2022:

	2023	2022
Investment income
Interest income	$38,777,148	$2,909,295

Expenses:
Bank fee expense	153,013	94,559
Total expenses	153,013	94,559
Net investment income	38,624,135	2,814,736
Net income	$38,624,135	$2,814,736

The following represents the condensed schedule of investments of Cash Assets as of March 31, 2023:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (amortized cost $5,412,582,091)
United States
Government Bonds (amortized cost $5,013,243,588)
U.S. Treasury bond 0.13% due 04/30/2023	$300,000,000	$299,977,647	5.12%
U.S. Treasury bond 0.13% due 06/30/2023	300,000,000	298,095,585	5.09%
U.S. Treasury bond 0.25% due 09/30/2023	350,000,000	343,550,666	5.86%
U.S. Treasury bonds 0.13% – 1.50% due 04/15/2023 – 03/15/2024	4,150,000,000	4,071,619,690	69.45%
Total Government Bonds		5,013,243,588	85.52%

Treasury Bills (amortized cost $399,338,503)
U.S. Treasury bill 0.00% due 04/04/2023 – 04/25/2023	400,000,000	399,338,503	6.81%
Total Treasury Bills		399,338,503	6.81%
Total United States		5,412,582,091	92.33%
Total Investments in Fixed Income Securities		$5,412,582,091	92.33%

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

Cash Assets reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP. The following table shows the fair value classification of each investment type held by Cash Assets as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Assets
Level 2:
Fixed income securities
Government bonds	$5,013,243,588	$5,470,052,935
Treasury bills	399,338,503	199,355,834
Total fixed income securities	5,412,582,091	5,669,408,769
Total Level 2	5,412,582,091	5,669,408,769
Total assets	$5,412,582,091	$5,669,408,769

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

6. Fees and Related Party Transactions

Advisory Fees

Each Class of GAIT other than Class M paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate of 1.50% of the Members’ Capital of such Class. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is affected with respect to Units of such Class during the month. The Advisory Fees paid to the Manager for the three months ended March 31, 2023 and 2022 were $227,889 and $218,151, respectively.

Sponsor Fees

Each Class of GAIT other than Class M paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Members’ Capital specified in the table below. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee. The Sponsor Fees paid to the Manager for the three months ended March 31, 2023 and 2022 were $ 122,253 and $115,406, respectively.

Class 0	Class 2
0.50%	1.25%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
6. Fees and Related Party Transactions (continued)

Incentive Allocation

At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced effective as of the date of any redemption of any Units of such class by multiplying the loss carryforward by the ratio that the amount of assets redeemed from such class bears to the net assets of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made. The Incentive Allocation for the three months ended March 31, 2023 and 2022 was $132 and $1,280,643, respectively.

Any portion of any of the above fees, including the Incentive Allocation, may be paid by the Manager to third parties as compensation for selling activities in connection with GAIT.

Administrator’s Fee

For the three months ended March 31, 2023 and 2022, GAIT paid SEI a monthly administrator’s fee based on GAIT’s Members’ Capital, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, incurred by GAIT were $19,978 and $19,083, respectively.

Professional Fees

GAIT shall pay, or reimburse the Manager, for expenses arising in connection with GAIT’s audit, tax and legal fees (“professional fees”). The total professional fees incurred by GAIT for the three months ended March 31, 2023 and 2022 were $15,314 and $69,385, respectively.

Operating Expenses

GAIT shall pay, or reimburse the Manager, for expenses arising in connection with the GAIT’s investments, operations, and business (“operating expenses”).  For the three months ended March 31, 2023, GAIT reimbursed the Manager for operating expenses which were comprised of market data and technology costs associated with its assets allocated to the various Master Funds. The total operating expenses incurred by GAIT for the three months ended March 31, 2023, was $10,627. There were no such expenses for the three months ended March 31, 2022.

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
7. Income Taxes

No provision for income taxes has been made in the accompanying financial statements, as members are individually responsible for reporting income or loss based upon their respective share of GAIT’s income and expenses for income tax purposes.

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing GAIT’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a “more-likely-than-not” threshold would be recorded as a tax expense in the current year. GAIT identifies its major tax jurisdictions as the U.S. for Federal tax purposes, Connecticut for state tax purposes and various international jurisdictions. The Manager has evaluated GAIT’s tax positions for all open tax years under the respective statutes of limitations (generally three years in the U.S. but varying in non-U.S. jurisdictions) and has concluded that there are no significant tax positions requiring recognition, measurement, or disclosure in the financial statements. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination. Any assessment for interest or penalties on taxes related to uncertain tax positions, when present, would be included in interest and penalties on tax on the statements of operations and incentive allocation. No such interest and/or penalties were assessed to GAIT for the three months ended March 31, 2023 and 2022.

8. Risk Factors

Global economic, political and market conditions may adversely affect GAIT’s operations. The current global financial market situation, as well as various social and political circumstances in the United States and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. For example, the outbreak of coronavirus, or COVID-19, in 2020 in many countries adversely impacted global commercial activity with profound impacts to broad economic factors and contributed to significant volatility in financial markets over a prolonged period of time. Globally, most notably in China, efforts to combat COVID-19 continued for an extended period of time, which have continued to impact global supply chains and employment markets, albeit to a lesser degree.  Such impacts may affect the financial markets in which the GAIT operates.

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
9. Financial Highlights

The following is the per Unit operating performance calculation for the three months ended March 31, 2023 and 2022:

	Class 0	Class 2
Per unit operating performance
Net asset value per Unit, December 31, 2021	$176.27	$125.68
Net income:
Net investment loss	(5.52)	(4.04)
Net gain on investments	30.00	21.38
Net income	24.48	17.34
Net asset value per Unit, March 31, 2022	$200.75	$143.02

Net asset value per Unit, December 31, 2022	$224.59	$159.22
Net loss:
Net investment income (loss)	0.19	(0.16)
Net loss on investments	(5.57)	(3.94)
Net loss	(5.38)	(4.10)
Net asset value per Unit, March 31, 2023	$219.21	$155.12

The following represents ratios to average Members’ Capital, excluding the Manager, and total return for the three months ended March 31, 2023 and 2022:

	Class 0		Class 2
	2023	2022	2023	2022

Total return before Incentive Allocation	(2.40)%	16.36%	(2.58)%	16.14%
Incentive Allocation	(0.00)	(2.48)	0.00	(2.34)
Total return after Incentive Allocation	(2.40)%	13.88%	(2.58)%	13.80%

Net investment income (loss) before Incentive Allocation	0.09%	(0.63)%	(0.10)%	(0.82)%
Incentive Allocation	(0.00)	(2.30)	0.00	(2.18)
Net investment income (loss) after Incentive Allocation	0.09%	(2.93)%	(0.10)%	(3.00)%

Total expenses before Incentive Allocation	0.57%	0.67%	0.76%	0.86%
Incentive Allocation	0.00	2.30	0.00	2.18
Total expenses after Incentive Allocation	0.57%	2.97%	0.76%	3.04%

Total return is calculated for Class 0 and Class 2 units taken as a whole. Total return is calculated as the change in total Members’ Capital, excluding that of the Manager, adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment loss and total expense ratios (including Incentive Allocation) are calculated for the Class 0 and Class 2 units taken as a whole and include amounts from GAIT and net investment loss and expenses allocated from Master Funds and investment income from Cash Assets. The computation of such ratios is based on the amount of net investment loss, total expenses and Incentive Allocation. Net investment loss and total expense ratios are computed based upon the weighted average of Members’ Capital of GAIT, excluding that of the Manager, for the three months ended March 31, 2023 and 2022 and have not been annualized.

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
10. Subsequent Events

GAIT had approximately $1.7 million of subscriptions and $0.04 million of redemptions from April 1, 2023 through May 15, 2023, the date through which subsequent events were evaluated by management. These amounts have not been included in the financial statements.

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements within this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements. Forward-looking statements are those that do not relate solely to historical facts. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. You can identify these statements by the use of words such as “may,” “will,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “continue,” “further,” “seek,” “plan,” or “project” and variations of these words or comparable words or phrases of similar meaning. These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected, including the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2022 and in this Quarterly Report under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We undertake no obligation to update publicly or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

(a)	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our annual consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2022 included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2023. This discussion should also be read in conjunction with “Item 1: Financial Statements.” The information contained therein is essential to, and should be read in conjunction with, the following analysis. For the purposes of this filing beginning with Item 2, the term “Fund” shall include the Core Macro Portfolio (formerly known as Blended Strategies Portfolio) of GAIF II, GAI, GAIT, and the Master Funds in which they invest, unless the context implies otherwise. The Fund does not engage in the sale of goods or services. The Fund’s capital consists of capital contributions of the members, as increased or decreased by gains and losses from its investments in the Master Funds, interest, expenses, and redemptions. Its only assets are its investments in the Master Funds. The Master Funds do not engage in the sale of goods or services. Their assets are comprised of fixed income positions, the equity in their accounts with clearing brokers and OTC counterparties, in each case consisting of cash, open trade equity on derivatives and the net option premium paid or received. In the case of Graham Cash Assets LLC (“Cash Assets”), the assets consist of investments in debt obligations guaranteed by the U.S. Federal government, as well as cash and cash equivalents.

For the three months ended March 31, 2023, the Core Macro Portfolio’s Members’ Capital decreased by $497,107 or -1.5%. The net decrease in the Core Macro Portfolio was attributable to redemptions totaling $171,935 or -0.5% and a net loss of $815,172 or -2.5%, offset by subscriptions totaling $490,000 or 1.5% for the period.

For the three months ended March 31, 2022, the Core Macro Portfolio’s Members’ Capital increased by $3,861,691 or 13.7%. The net increase in the Core Macro Portfolio was attributable to a net income of $3,899,131 or 13.8% and offset by redemptions totaling $37,440 or -0.1%, for the period.

(i)	Results of Operations

The Fund’s success depends primarily upon the Manager’s ability to recognize and capitalize on market trends in the different and varied sectors of the global financial markets in which it trades.

Index
2023 Summary

Three Months Ended March 31, 2023

For the three months ended March 31, 2023, the Core Macro Portfolio experienced a net trading loss of $794,277. The trading results are attributable to the following sectors:

Agriculture / Softs	$(641)
Base Metals	(10,199)
Energy	(349,016)
Equities	394,568
Foreign Exchange	(351,493)
Long Term / Intermediate Rates	(440,868)
Precious Metals	(45,485)
Short Term Rates	8,857
$(794,277)

The Core Macro Portfolio recorded a net loss for the first quarter of 2023. The majority of losses were in commodities and resulted mainly from long positions in various energy markets, with smaller losses from long positions in silver. The portfolio also experienced losses in fixed income, mainly due to short positions across the yield curve in Japan and Europe. In currencies, losses resulted from long exposure to several global currencies versus the U.S. dollar, particularly the Japanese yen, Australian dollar, and the euro. The portfolio generated gains in equity indices from long positions in European benchmark indices, as well as evolving positions in U.S benchmark indices.

Advisory, Sponsor, and Administrator’s Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the three months ended March 31, 2023, Advisory Fees increased by $5,090 or 4.4%, Sponsor Fees increased by $2,661 or 4.5%, and Administrator’s Fees increased by $396 or 4.1% in the Fund over the corresponding period of the preceding year. The movements are consistent with the timing of profit and loss and capital activity during the quarter. During the same period, interest income increased by $202,673 or 1865.9%. Interest was earned on free cash at an average annualized yield of 2.57% for the three months ended March 31, 2023 compared to 0.18% for the same period in 2022.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the three months ended March 31, 2023 and 2022, the Incentive Allocation was $(430) and $678,638, respectively. This was due to the Fund’s larger proportionate ownership of GAIT during the time of incentive fee reversal for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, where the portfolio experienced a net gain before incentive allocation.

The following table illustrates the sector distribution of the Fund’s investments in Master Funds as of March 31, 2023 based on the fair value of the underlying assets and liabilities in each Master Fund including both long and short positions. Positive percentages represent net assets whereas negative percentages represent a net liability.

Agriculture / Softs	(16.3)%
Base Metals	13.4%
Energy	(3.9)%
Equities	256.2%
Foreign Exchange	297.8%
Long Term / Intermediate Rates	(624.2)%
Precious Metals	61.0%
Short Term Rates	116.0%
100.0%

Index
2022 Summary

Three Months Ended March 31, 2022

For the three months ended March 31, 2022, the Core Macro Portfolio experienced a net trading gain of $4,814,359. The trading results are attributable to the following sectors:

Agriculture / Softs	$287,420
Base Metals	135,773
Commodity Mix	(70,857)
Energy	1,816,016
Equities	605,616
Foreign Exchange	551,245
Long Term / Intermediate Rates	931,573
Precious Metals	63,623
Short Term Rates	493,950
$4,814,359

The Core Macro Portfolio recorded a net gain for the first quarter of 2022. The majority of profits resulted from positions in commodities, particularly in energy with smaller gains in metals and agricultural commodities. The portfolio also recorded gains in fixed income futures, most notably from positions across the yield curve in the U.S. In equity index futures, the portfolio recorded gains from positions in European and U.S. benchmark indices. The portfolio also posted profits in currencies, most notably from positions in the Japanese yen and Australian dollar versus the U.S. dollar.

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

Core Macro Portfolio
March 31, 2023	7.91%
December 31, 2022	9.33%
March 31, 2022	6.92%

Other than any potential market-imposed limitations on liquidity, the Fund’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Fund’s futures trading. Through March 31, 2023, the Fund experienced no meaningful periods of illiquidity in any of the markets traded by the Manager on behalf of the Fund.

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

Based on their evaluation as of March 31, 2023, the Manager, along with the Manager’s principal executive officer and principal financial officer, has concluded that the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

Changes in Internal Control Over Financial Reporting

There were no changes to the Fund’s internal control over financial reporting during the first quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Index
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in our 2022 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2023, the Fund issued 2,107.202 Units in exchange for $490,000 with respect to the Core Macro Portfolio, in each case in a transaction that was not registered under the Securities Act of 1933, as amended (the “Act”). The Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Act and Rule 506 of Regulation D promulgated thereunder. All purchasers of the Units were accredited investors, as that term is defined under Rule 501 of Regulation D.

The following chart sets forth the issuances of Units of the Fund during each month of the quarter covered by this report.

Date	Total Number of Units Issued

January 1 – January 31, 2023	‑
February 1 – February 28, 2023	‑
March 1 – March 31, 2023	2,107.202
TOTAL	2,107.202

Issuer Purchases of Units

Date	(a) Total Number of Units Purchased[1]	(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2023	280.060	$160.04	N/A	N/A
February 1 – February 28, 2023	215.021	$232.54	N/A	N/A
March 1 – March 31, 2023	351.787	$219.21	N/A	N/A
TOTAL	846.868	$203.02	N/A	N/A

1 Represents number of Units redeemed by Members of the Fund in accordance with the LLC Agreement.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Mine Safety Disclosures – None

Item 5.	Other Information – None

Index
Item 6.	Exhibits

* 3.1	Certificate of Formation of Graham Alternative Investment Fund II LLC
** 3.1(a)	Amendment to Certificate of Formation of Graham Alternative Investment Fund II LLC
** 3.2 (a)	Amended and Restated Limited Liability Company Agreement of Graham Alternative Investment Fund II LLC dated March 28, 2013
*** 3.2 (b)	Amended and Restated Limited Liability Company Agreement of Graham Alternative Investment Fund II LLC dated May 2, 2022
† 31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of Principal Executive Officer)
† 31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Principal Financial Officer)
† 32.1	Section 1350 Certification (Certification of Principal Executive Officer and Principal Financial Officer)
† 101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
† 101.SCH	Inline XBRL Taxonomy Extension Schema Document
† 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
† 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
† 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
† 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
† 104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Incorporated by reference to the Fund’s Form 10 previously filed on April 30, 2010

**	Incorporated by reference to the Fund’s Form 8-K previously filed on April 11, 2013

***	Incorporated by reference to the Fund’s Form 8-K previously filed on May 10, 2022

† Filed herewith

Index
SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2023	GRAHAM ALTERNATIVE INVESTMENT FUND II LLC CORE MACRO PORTFOLIO

	By:	GRAHAM CAPITAL MANAGEMENT, L.P.
its Manager

By: /s/ Brian Douglas
Brian Douglas, Principal Executive Officer

By: /s/ George Schrade
George Schrade, Principal Financial Officer