Form 10-Q
period 2024-06-30
GRAHAM ALTERNATIVE INVESTMENT FUND II LLC
filed 2024-08-14
CIK 1461237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of the
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Yes ☐ No ☒

As of August 1, 2024, 167,921.430 Units of the Core Macro Portfolio were outstanding.

GRAHAM ALTERNATIVE INVESTMENT FUND II LLC

CORE MACRO PORTFOLIO
FORM 10-Q

PART II - Other Information			80

	Item 1.	Legal Proceedings

	Item 1A.	Risk Factors

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity

	Item 3.	Defaults Upon Senior Securities

	Item 4.	Mine Safety Disclosures

	Item 5.	Other Information

	Item 6.	Exhibits	81

EX - 31.1		Certification
EX - 31.2		Certification
EX - 32.1		Certification

Index
PART I

Item 1.	Financial Statements

 Graham Alternative Investment Fund II LLC
Core Macro Portfolio
Consolidated Statements of Financial Condition
	June 30, 2024 (Unaudited)	December 31, 2023 (Audited)
Assets
Investment in Graham Alternative Investment Trading LLC, at fair value	$35,215,671	$34,006,661
Cash and cash equivalents	195,000	115,000
Redemptions receivable from Graham Alternative Investment Trading LLC	–	572,078
Total assets	$35,410,671	$34,693,739

Liabilities and members’ capital
Liabilities:
Subscriptions received in advance	$195,000	$115,000
Redemptions payable	–	572,078
Total liabilities	195,000	687,078

Members’ capital:
Class 0 Units (97,514.104 and 104,021.942 units issued and outstanding at $241.88 and $224.32, respectively)	23,586,378	23,334,356
Class 2 Units (68,030.813 and 67,462.982 units issued and outstanding at $170.06 and $158.20, respectively)	11,569,146	10,672,305
Class 3-B Units (609.685 and no units issued and outstanding at $98.65 and $ –, respectively)	60,147	–
Total members’ capital	35,215,671	34,006,661
Total liabilities and members’ capital	$35,410,671	$34,693,739

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund II LLC

Core Macro Portfolio

Unaudited Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net (loss) gain allocated from investment in Graham Alternative Investment Trading LLC:
Net realized (loss) gain on investment	$(101,108)	$(114,828)	$1,710,597	$192,142
Net (decrease) increase in unrealized appreciation on investment	(387,489)	855,544	805,608	(245,703)
Brokerage commissions and fees	(24,849)	(18,760)	(43,035)	(46,339)
Net (loss) gain allocated from investment in Graham Alternative Investment Trading LLC	(513,446)	721,956	2,473,170	(99,900)

Net investment income (loss) allocated from investment in Graham Alternative Investment Trading LLC:
Investment income:
Interest income	423,957	281,546	846,274	495,081

Expenses:
Advisory fees	132,630	125,463	264,941	245,686
Sponsor fees	65,914	63,213	131,354	125,057
Professional fees	71,044	78,292	127,035	86,091
Administrator’s fee	10,885	10,736	21,932	20,900
Operating expenses	5,793	5,207	11,362	10,613
Interest expense	2,022	1,938	3,964	3,783
Incentive allocation	189	–	171,915	(430)
Total expenses	288,477	284,849	732,503	491,700
Net investment income (loss) allocated from investment in Graham Alternative Investment Trading LLC	135,480	(3,303)	113,771	3,381
Net (loss) income	$(377,966)	$718,653	$2,586,941	$(96,519)

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund II LLC

Core Macro Portfolio

Unaudited Consolidated Statements of Changes in Members’ Capital

For the Three and Six Months Ended June 30, 2024

	Class 0 Units		Class 2 Units		Class 3-B Units
	Units	Capital	Units	Capital	Units	Capital	Total Members’ Capital

Members’ capital, December 31, 2023	104,021.942	$23,334,356	67,462.982	$10,672,305	–	$–	$34,006,661
Subscriptions	66.867	15,000	2,005.123	323,000	–	–	338,000
Redemptions	(5,914.866)	(1,380,061)	(1,218.801)	(198,675)	–	–	(1,578,736)
Net income	–	2,016,238	–	948,669	–	–	2,964,907
Members’ capital, March 31, 2024	98,173.943	23,985,533	68,249.304	11,745,299	–	–	35,730,832
Initial subscription, June 1, 2024	–	–	–	–	609.685	60,000	60,000
Subscriptions	1,082.763	265,000	754.814	129,000	–	–	394,000
Redemptions	(1,742.602)	(423,306)	(973.305)	(167,889)	–	–	(591,195)
Net (loss) income	–	(240,849)	–	(137,264)	–	147	(377,966)
Members’ capital, June 30, 2024	97,514.104	$23,586,378	68,030.813	$11,569,146	609.685	$60,147	$35,215,671

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

Index
Graham Alternative Investment Fund II LLC
Core Macro Portfolio
Unaudited Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2024	2023
Cash flows provided by (used in) operating activities
Net income (loss)	$2,586,941	$(96,519)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net (income) loss allocated from investment in Graham Alternative Investment Trading LLC	(2,586,941)	96,519
Proceeds from sale of investment in Graham Alternative Investment Trading LLC	2,742,009	940,574
Investment in Graham Alternative Investment Trading LLC	(792,000)	(3,199,000)
Net cash provided by (used in) operating activities	1,950,009	(2,258,426)

Cash flows (used in) provided by financing activities
Subscriptions (net of subscription received in advance)	872,000	3,314,000
Redemptions (net of redemptions payable)	(2,742,009)	(940,574)
Net cash (used in) provided by financing activities	(1,870,009)	2,373,426

Net change in cash and cash equivalents	80,000	115,000

Cash and cash equivalents, beginning of period	115,000	–
Cash and cash equivalents, end of period	$195,000	$115,000

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund II LLC

Core Macro Portfolio

Notes to Unaudited Consolidated Financial Statements

June 30, 2024
1. Organization and Business

The Core Macro Portfolio (the “Fund”) is the sole series of Graham Alternative Investment Fund II LLC (“GAIF II”), a Delaware Series Limited Liability Company established through an amendment to the certificate of formation, effective March 28, 2013. Prior to March 28, 2013, GAIF II was organized as a Delaware Limited Liability Company which was formed on May 16, 2006 and commenced operations on August 1, 2006. GAIF II is registered as a commodity pool and as such is subject to the oversight and jurisdiction of the U.S. Commodity Futures Trading Commission (“CFTC”).

As a Series Limited Liability Company each series is legally segregated, and the assets associated with each series are held separately and accounted for in separate and distinct records from the assets of any other series of GAIF II. The debts, liabilities, obligations, and expenses incurred, contracted for or otherwise existing with respect to a particular series are enforceable against the assets of such series only, and not against the assets of GAIF II generally or any other series thereof. Further, none of the debts, liabilities, obligations, and expenses incurred, contracted for or otherwise existing with respect to GAIF II are enforceable against the assets of any other series. As of and for the period and year ended June 30, 2024 and December 31, 2023, respectively, the Fund is the sole series of GAIF II. GAIF II has no assets and no operations outside of those of the Fund. These financial statements fairly reflect the positions, results of operations, changes in members’ capital and cash flows of the single series constituting GAIF II.

The Fund offers members Class 0, Class 2 Units, and effective March 19, 2024, Class 3-A Units and Class 3-B Units (collectively the “Units”). Class 0 Units, Class 2 Units and Class 3-B are currently issued. As of June 30, 2024, there were no subscriptions or redemptions of Class 3-A Units. Graham Alternative Investment Ltd. (“GAI”) is a British Virgin Islands business company which was formed on June 1, 2006 and commenced operations on August 1, 2006. The Fund invests all of its assets dedicated to trading in Graham Alternative Investment Trading LLC (“GAIT”), a Delaware Limited Liability Company which was formed on May 18, 2006 and commenced operations on August 1, 2006, through an investment in GAI’s Core Macro Portfolio. GAIT invests in various master trading vehicles (“Master Funds”) and Graham Cash Assets LLC (“Cash Assets”), all of which are managed by Graham Capital Management, L.P. (the “Advisor” or “Manager”). The Fund is the sole owner of GAI’s Core Macro Portfolio and GAI’s Core Macro Portfolio invests all of its assets into GAIT. The Manager is the director of GAI and the sole investment advisor of GAI, GAIT and the Fund. The Manager is registered as a Commodity Pool Operator and Commodity Trading Advisor with the CFTC and is a member of the National Futures Association. The Manager is also registered with the Securities and Exchange Commission as an investment adviser. The Fund’s Units are registered under Section 12 of the Securities Exchange Act of 1934.

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

At June 30, 2024 and December 31, 2023, the Fund owned 53.61% and 52.41%, respectively of GAIT.

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

The Fund’s investment in GAIT has been valued at net asset value using the practical expedient. Accordingly, under U.S. GAAP, this investment is excluded from categorization in the fair value hierarchy. There were no Level 3 assets or liabilities held at any point during the six months ended June 30, 2024 or the year ended December 31, 2023 by the Fund, GAI, GAIT, the Master Funds or Cash Assets.

Cash and Cash Equivalents

The Fund classifies all highly liquid investments with a maturity of three months or less at the time of purchase as cash equivalents on the statements of financial condition. Cash deposited with a bank is subject to credit risk. In the event of the bank’s insolvency, recovery of the Fund’s cash would be limited to account insurance or other protection afforded by such deposit, which could be substantially less than the amount deposited. At June 30, 2024 and December 31, 2023, the Fund held $195,000 and $115,000, respectively, in cash and held no cash equivalents.

Indemnifications

In the normal course of business, the Master Funds, GAIT, Cash Assets, GAI, and the Fund enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. The Fund’s maximum exposure under these arrangements is unknown; however, the Fund has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At June 30, 2024 and December 31, 2023, no accruals have been recorded by the Fund for indemnifications.

See attached financial statements of Graham Alternative Investment Trading LLC.

Index

Graham Alternative Investment Fund II LLC

Core Macro Portfolio

Notes to Unaudited Consolidated Financial Statements (continued)
3. Capital Accounts

The Fund offers members Class 0, Class 2 Units, and effective March 19, 2024, Class 3-A Units and Class 3-B Units. Class 0 Units, Class 2 Units and Class 3-B are currently issued. As of June 30, 2024, there were no subscriptions or redemptions of Class 3-A Units. The Fund may issue additional Classes in the future subject to different fees, expenses or other terms, or may invest in other investment programs or combinations of investment programs managed by the Manager.

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

4. Fees and Related Party Transactions

Advisory Fees

Class 0 and Class 2 of GAIT paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate of 1.50% of the Members’ Capital of such Class. Class 3-A and Class 3-B have an advisory fee at an aggregate annual rate of 1.50% and 2.00% of the Members’ Capital of such Class, respectively. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is affected with respect to Units of such Class during the month. For the six months ended June 30, 2024 and 2023, the Advisory Fees allocated to the Fund by Class 0, Class 2, and Class 3-B of GAIT totaled $264,941 and $245,686, respectively.

See attached financial statements of Graham Alternative Investment Trading LLC.

Index

Graham Alternative Investment Fund II LLC

Core Macro Portfolio

Notes to Unaudited Consolidated Financial Statements (continued)
4. Fees and Related Party Transactions (continued)
Sponsor Fees

Class 0 and Class 2 of GAIT paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Members’ Capital specified in the table below. Class 3-A and Class 3-B of GAIT have no sponsor fee. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee. For the six months ended June 30, 2024 and 2023, the Sponsor Fees allocated to the Fund by Class 0 and Class 2 of GAIT totaled $131,354 and $125,057, respectively.

Class 0	Class 2
0.50%	1.25%

Incentive Allocation

At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class of GAIT, as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced, effective as of the date of any redemption of any Units of such class, by multiplying the loss carryforward by the ratio that the amount of Members’ Capital redeemed from such class bears to the Members’ Capital of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made to Graham Capital LLC. For the six months ended June 30, 2024, Incentive Allocation of $171,915 was allocated to the Fund by GAIT. For the six months ended June 30, 2023, there was an incentive allocation reversal in the amount of $(430) that was allocated to the Fund.

Any portion of any of the above fees, including the Incentive Allocation, may be paid by the Manager to third parties as compensation for selling activities in connection with the Fund.

Administrator’s Fee

For the six months ended June 30, 2024 and 2023, GAIT paid SEI a monthly administrator’s fee based on GAIT’s Members’ Capital, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, allocated to the Fund by GAIT for the six months ended June 30, 2024 and 2023 were $21,932 and $20,900, respectively.

Professional Fees

GAIT shall pay, or reimburse the Manager, for expenses arising in connection with the Fund’s audit, tax and legal fees (“professional fees”). The total professional fees allocated to the Fund by GAIT for the six months ended June 30, 2024 and 2023 were $127,035 and $86,091, respectively.

See attached financial statements of Graham Alternative Investment Trading LLC.

Index

Graham Alternative Investment Fund II LLC

Core Macro Portfolio

Notes to Unaudited Consolidated Financial Statements (continued)
4. Fees and Related Party Transactions (continued)
Operating Expenses

GAIT shall pay, or reimburse the Manager, for expenses arising in connection with the Fund’s investments, operations, and business (“operating expenses”). For the six months ended June 30, 2024 and 2023, GAIT reimbursed the Manager for operating expenses which were comprised of market data and technology costs associated with its assets allocated to the various Master Funds. The total operating expenses allocated to the Fund by GAIT for the six months ended June 30, 2024 and 2023 were $11,362 and $10,613, respectively.

5. Income Taxes

No provision for income taxes has been made in the accompanying consolidated financial statements, as members are individually responsible for reporting income or loss based upon their respective share of the Fund’s income and expenses for income tax purposes.

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a “more-likely-than-not” threshold would be recorded as a tax expense in the current year. The Fund identifies its major tax jurisdictions as the U.S. for Federal tax purposes, Connecticut for state tax purposes and various international jurisdictions. The Manager has evaluated the Fund’s tax positions for all open tax years under the respective statutes of limitations (generally three years in the U.S. but varying in non-U.S. jurisdictions) and has concluded that there are no significant tax positions requiring recognition, measurement, or disclosure in the consolidated financial statements. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination. Any assessment for interest or penalties on taxes related to uncertain tax positions, when present, would be included in interest and penalties on tax on the consolidated statements of operations. No such interest and/or penalties were assessed to the Fund for the six months ended June 30, 2024 and 2023.

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

See attached financial statements of Graham Alternative Investment Trading LLC.

Index

Graham Alternative Investment Fund II LLC

Core Macro Portfolio

Notes to Unaudited Consolidated Financial Statements (continued)
7. Financial Highlights

The following is the per Unit operating performance calculation for the three months ended June 30, 2024 and 2023:

	Class 0	Class 2	Class 3-B
Per unit operating performance
Net asset value per Unit, March 31, 2023	$219.21	$155.12	$–
Net income:
Net investment income (loss)	0.12	(0.21)	–
Net gain on investments	4.61	3.26	–
Net income	4.73	3.05	–
Net asset value per Unit, June 30, 2023	$223.94	$158.17	$–

Net asset value per Unit, March 31, 2024	$244.32	$172.09	$–
Initial asset value per share, June 1, 2024	–	–	98.41
Net loss:
Net investment income	1.08	0.44	0.11
Net (loss) gain on investments	(3.52)	(2.47)	0.13
Net (loss) income	(2.44)	(2.03)	0.24
Net asset value per Unit, June 30, 2024	$241.88	$170.06	$98.65

The following represents ratios to average Members’ Capital and total return for the three months ended June 30, 2024 and 2023:

	Class 0		Class 2		Class 3-B*
	2024	2023	2024	2023	2024	2023

Total return before Incentive Allocation	(1.00)%	2.16%	(1.18)%	1.97%	0.25%	–
Incentive Allocation	0.00	0.00	0.00	0.00	0.00	–
Total return after Incentive Allocation	(1.00)%	2.16%	(1.18)%	1.97%	0.25%	–

Net investment income (loss) before Incentive Allocation	0.44%	0.06%	0.26%	(0.13)%	0.11%	–
Incentive Allocation	0.00	0.00	0.00	0.00	0.00	–
Net investment income (loss) after Incentive Allocation	0.44%	0.06%	0.26%	(0.13)%	0.11%	–

Total expenses before Incentive Allocation	0.75%	0.81%	0.94%	0.98%	0.28%	–
Incentive Allocation	0.00	0.00	0.00	0.00	0.00	–
Total expenses after Incentive Allocation	0.75%	0.81%	0.94%	0.98%	0.28%	–

* For the period from June 1, 2024 through June 30, 2024.

See attached financial statements of Graham Alternative Investment Trading LLC.

Index

Graham Alternative Investment Fund II LLC

Core Macro Portfolio

Notes to Unaudited Consolidated Financial Statements (continued)
7. Financial Highlights (continued)

The following is the per Unit operating performance calculation for the six months ended June 30, 2024 and 2023:

	Class 0	Class 2	Class 3-B
Per unit operating performance
Net asset value per Unit, December 31, 2022	$224.59	$159.22	$–
Net loss:
Net investment income (loss)	0.32	(0.37)	–
Net loss on investments	(0.97)	(0.68)	–
Net loss	(0.65)	(1.05)	–
Net asset value per Unit, June 30, 2023	$223.94	$158.17	$–

Net asset value per Unit, December 31, 2023	$224.32	$158.20	$–
Initial asset value per share, June 1, 2024	–	–	98.41
Net income (loss):
Net investment income	1.01	0.19	0.11
Net gain (loss) on investments	16.55	11.67	0.13
Net income (loss)	17.56	11.86	0.24
Net asset value per Unit, June 30, 2024	$241.88	$170.06	$98.65

The following represents ratios to average Members’ Capital and total return for the six months ended June 30, 2024 and 2023:

	Class 0		Class 2		Class 3-B*
	2024	2023	2024	2023	2024	2023

Total return before Incentive Allocation	8.38%	(0.29)%	7.97%	(0.66)%	0.25%	–
Incentive Allocation	(0.55)	0.00	(0.47)	0.00	0.00	–
Total return after Incentive Allocation	7.83%	(0.29)%	7.50%	(0.66)%	0.25%	–

Net investment income (loss) before Incentive Allocation	0.93%	0.14%	0.56%	(0.23)%	0.11%	–
Incentive Allocation	(0.51)	0.00	(0.45)	0.00	0.00	–
Net investment income (loss) after Incentive Allocation	0.42%	0.14%	0.11%	(0.23)%	0.11%	–

Total expenses before Incentive Allocation	1.47%	1.38%	1.86%	1.73%	0.28%	–
Incentive Allocation	0.51	(0.00)	0.45	0.00	0.00	–
Total expenses after Incentive Allocation	1.98%	1.38%	2.31%	1.73%	0.28%	–

* For the period from June 1, 2024 through June 30, 2024

Total return is calculated for Class 0, Class 2 and Class 3-B Units taken as a whole. Total return is calculated as the change in total Members’ Capital adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fee, and the Incentive Allocation. The net investment income (loss) and total expense ratios (including Incentive Allocation) are calculated for Class 0, Class 2 and Class 3-B Units taken as a whole and include net amounts allocated from GAIT. The computation of such ratios is based on the amount of net investment income (loss), expenses, and Incentive Allocation. Net investment income (loss) and total expense ratios are computed based upon the weighted average of Members’ Capital for Class 0, Class 2 and Class 3-B Units of the Fund for the three and six months ended June 30, 2024 and 2023 and are not annualized.

See attached financial statements of Graham Alternative Investment Trading LLC.

Index

Graham Alternative Investment Fund II LLC

Core Macro Portfolio

Notes to Unaudited Consolidated Financial Statements (continued)
8. Subsequent Events

The Fund had subscriptions of approximately $0.3 million and redemptions of approximately $0.1 million from July 1, 2024 through August 14, 2024, the date through which subsequent events were evaluated by management. These amounts have not been included in the consolidated financial statements.

See attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Trading LLC

Statements of Financial Condition

	June 30, 2024 (Unaudited)	December 31, 2023 (Audited)
Assets
Investment in Graham Cash Assets LLC, at fair value	$59,940,678	$59,261,119
Investments in Master Funds, at fair value	6,000,702	6,589,443
Receivable from Master Funds	35	177
Total assets	$65,941,415	$65,850,739

Liabilities and members’ capital
Liabilities:
Accrued professional fees	$122,816	$186,519
Accrued advisory fees	77,880	80,684
Accrued sponsor fees	39,157	41,770
Accrued administrator’s fees	6,680	7,050
Accrued operating expenses	3,207	3,689
Redemptions payable	1,090	644,512
Payable to Master Funds	62	–
Total liabilities	250,892	964,224

Members’ capital:
Class 0 Units (170,259.227 and 177,924.511 units issued and outstanding at $241.88 and $224.32 per unit, respectively)	41,181,702	39,912,274
Class 2 Units (127,421.075 and 143,198.231 units issued and outstanding at $170.06 and $158.20 per unit, respectively)	21,668,936	22,653,277
Class 3-A Units (750.000 and no units issued and outstanding at $100.23 and $ – per unit, respectively)	75,172	–
Class 3-B Units (2,274.212 and no units issued and outstanding at $98.65 and $ – per unit, respectively)	224,358	–
Class M Units (4,671.470 units issued and outstanding at $543.80 and $496.83 per unit, respectively)	2,540,355	2,320,964
Total members’ capital	65,690,523	64,886,515
Total liabilities and members’ capital	$65,941,415	$65,850,739

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Condensed Schedules of Investments

	June 30, 2024 (Unaudited)		December 31, 2023 (Audited)
Description	Fair Value	Percentage of Members’ Capital	Fair Value	Percentage of Members’ Capital

Investments in Master Funds, at fair value
Graham Commodity Strategies LLC	$1,937,653	2.95%	$2,529,772	3.90%
Graham Derivatives Strategies LLC	997,980	1.52%	850,235	1.31%
Graham K4D Trading Ltd.	3,065,069	4.67%	3,209,436	4.95%
Total investments in Master Funds	$6,000,702	9.14%	$6,589,443	10.16%

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Operations and Incentive Allocation

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net (loss) gain allocated from investments in Master Funds:
Net realized (loss) gain on investments	$(178,069)	$(233,069)	$3,270,470	$377,282
Net (decrease) increase in unrealized appreciation on investments	(729,027)	1,637,920	1,557,283	(514,279)
Brokerage commissions and fees	(46,580)	(35,964)	(81,338)	(90,177)
Net (loss) gain allocated from investments in Master Funds	(953,676)	1,368,887	4,746,415	(227,174)

Net investment income allocated from investments in Master Funds	33,338	39,877	82,953	95,642

Investment income:
Interest income	760,735	499,316	1,517,424	863,185

Expenses:
Advisory fees	239,020	232,229	482,576	460,118
Sponsor fees	120,946	123,061	246,078	245,314
Professional fees	132,981	149,466	239,401	164,780
Administrator’s fee	20,388	20,588	41,491	40,566
Operating expenses	10,862	9,985	21,499	20,612
Interest expense	3,787	3,717	7,497	7,343
Total expenses	527,984	539,046	1,038,542	938,733
Net investment income (loss) of the Fund	232,751	(39,730)	478,882	(75,548)

Net (loss) income	(687,587)	1,369,034	5,308,250	(207,080)

Incentive allocation	(1,090)	‑	(313,592)	(132)

Net (loss) income available for pro-rata allocation to all members	$(688,677)	$1,369,034	$4,994,658	$(207,212)

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Changes in Members’ Capital

For the Three and Six Months Ended June 30, 2024

	Class 0		Class 2		Class 3-A
	Units	Capital	Units	Capital	Units	Capital

Members’ capital, December 31, 2023	177,924.511	$39,912,274	143,198.231	$22,653,277	–	$–
Subscriptions	1,077.459	247,000	2,005.123	323,000	–	–
Redemptions	(6,823.328)	(1,597,493)	(10,896.074)	(1,809,474)	–	–
Incentive allocation	–	(212,267)	–	(100,235)	–	–
Net income	–	3,716,586	–	2,046,953	–	–
Members’ capital, March 31, 2024	172,178.642	42,066,100	134,307.280	23,113,521	–	–
Initial subscription, June 1, 2024	–	–	–	–	750.000	75,000
Subscriptions	1,392.027	340,000	1,047.362	179,000	–	–
Redemptions	(3,311.442)	(805,858)	(7,933.567)	(1,366,825)	–	–
Incentive allocation	–	(315)	–	(731)	–	(44)
Net (loss) income	–	(418,225)	–	(256,029)	–	216
Members’ capital, June 30, 2024	170,259.227	$41,181,702	127,421.075	$21,668,936	750.000	$75,172

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Changes in Members’ Capital (continued)

For the Three and Six Months Ended June 30, 2024

	Class 3-B		Class M		Total
	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2023	–	$–	4,671.470	$2,320,964	$64,886,515
Subscriptions	–	–	–	–	570,000
Redemptions	–	–	–	(312,502)	(3,719,469)
Incentive allocation	–	–	–	312,502	–
Net income	–	–	–	232,298	5,995,837
Members’ capital, March 31, 2024	–	–	4,671.470	2,553,262	67,732,883
Initial subscription, May 1, 2024	750.000	75,000	–	–	75,000
Initial subscription, June 1, 2024	–	–	–	–	75,000
Subscriptions	1,524.212	150,000	–	–	669,000
Redemptions	–	–	–	(1,090)	(2,173,773)
Incentive allocation	–	–	–	1,090	–
Net loss	–	(642)	–	(12,907)	(687,587)
Members’ capital, June 30, 2024	2,274.212	$224,358	4,671.470	$2,540,355	$65,690,523

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

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Cash Flows

	Six Months Ended June 30,
	2024	2023
Cash flows provided (used in) by operating activities
Net income (loss)	$5,308,250	$(207,080)
Adjustments to reconcile net income (loss) to net cash provided (used in) by operating activities:
Net (income) loss allocated from investments in Master Funds	(4,829,368)	131,532
Net (income) allocated from investment in Graham Cash Assets LLC	(1,517,424)	(863,185)
Proceeds from sale of investments in Master Funds	34,753,212	34,373,956
Proceeds from sale of investment in Graham Cash Assets LLC	23,460,739	24,009,710
Purchases of investments in Master Funds	(29,334,899)	(34,193,271)
Purchases of investment in Graham Cash Assets LLC	(22,622,874)	(25,314,060)
Changes in assets and liabilities:
(Decrease) in accrued professional fees	(63,703)	(128,852)
(Decrease) in accrued advisory fees	(2,804)	(131)
(Decrease) in accrued sponsor fees	(2,613)	(1,145)
(Decrease) in accrued administrator’s fee	(370)	(66)
(Decrease) increase in accrued operating expenses	(482)	145
Net cash provided (used in) by operating activities	5,147,664	(2,192,447)

Cash flows (used in) provided by financing activities
Subscriptions	1,389,000	3,729,000
Redemptions (net of redemptions payable)	(6,536,664)	(1,536,553)
Net cash (used in) provided by financing activities	(5,147,664)	2,192,447

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–
Supplemental cash flow information
Interest paid	$7,497	$7,343

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements

June 30, 2024

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

Graham Alternative Investment Fund I LLC Core Macro Portfolio, Graham Alternative Investment Fund II LLC Core Macro Portfolio (through its investment in Graham Alternative Investment Ltd.) and the Manager are the only investors of GAIT.

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

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated using the exchange rates at June 30, 2024 and December 31, 2023. Gains and losses resulting from foreign currency transactions are calculated using daily exchange rates prevailing on the transaction date. The Master Funds do not isolate the portion of results of operations from changes in foreign exchange rates on investments and cash from fluctuations arising from changes in market prices of investments held. The Master Funds’ currency translation gains and losses are included in the statements of operations and incentive allocation within net realized (loss) gain and net (decrease) increase in unrealized appreciation on investments.

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

GAIT’s investments in the Master Funds and Graham Cash Assets LLC (“Cash Assets”) have been valued at net asset value using the practical expedient. Accordingly, under U.S. GAAP, these investments are excluded from categorization in the fair value hierarchy. GAIT’s investments in the Master Funds and Cash Assets are discussed in Notes 3 and 4. There were no Level 3 assets or liabilities held at any point during the six months ended June 30, 2024 or the year ended December 31, 2023 by GAIT, the Master Funds, or Cash Assets.

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

Unrealized appreciation and depreciation from derivative financial instruments are recorded based on changes in their fair value. Realized gains and losses are recorded when the positions are closed. All unrealized and realized gains and losses related to derivative financial instruments are included in net realized (loss) gain and net (decrease) increase in unrealized appreciation on investments in the Master Funds’ statements of operations.

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

Credit Risk Related Contingent Features

OTC derivative instruments are subject to ISDA Master Agreements which generally require among other things, that the Master Funds maintain a predetermined level of net assets or rate of return and provide limits with respect to any decline in value over 1-month, 3-month and 12-month periods. If the Master Funds were to violate such provisions, the counterparty to these instruments could demand liquidation of the outstanding positions. There were no events that occurred throughout the six months ended June 30, 2024 and the year ended December 31, 2023 which caused any counterparty to demand liquidation of any outstanding positions. Graham K4D Trading Ltd. had derivative instruments subject to credit risk related contingent features in a net liability position in the amount of $0 and $8,339,776 at June 30, 2024 and December 31, 2023, respectively. Graham Commodity Strategies LLC had no derivative instruments subject to credit risk related contingent features in a net liability position at June 30, 2024 and December 31, 2023. Graham Derivatives Strategies LLC had derivative instruments subject to credit risk related contingent features in a net liability position of $0 and $4,589 at June 30, 2024 and December 31, 2023, respectively.

New York Mercantile Exchange Corporate Membership

Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is a member of the New York Mercantile Exchange (“NYMEX”). As a result of its membership, Graham Commodity Strategies LLC owns two NYMEX seats and 30,000 shares of the CME Group. Graham Commodity Strategy LLC’s policy is to value the NYMEX seats and the shares of the CME Group at fair value. As of June 30, 2024 and December 31, 2023, the two NYMEX seats were valued at $350,000 and $240,000, respectively, and the 30,000 shares of CME Group were valued at $5,898,000 and $6,318,000, respectively, all of which are included within Exchange memberships on Graham Commodity Strategies LLC’s statements of financial condition. The NYMEX seats and CME Group shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
2. Summary of Significant Accounting Policies (continued)

Chicago Mercantile Exchange Membership

Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is also a member of the Chicago Mercantile Exchange (“CME”). As a result of its membership, Graham Commodity Strategies LLC owns two CME seats and 2,232 shares of the CME Group. Graham Commodity Strategies LLC’s policy is to value the CME seats and the shares of the CME Group at fair value. As of June 30, 2024 and December 31, 2023, the two CME seats were valued at $459,750 and $382,500, respectively, and the 2,232 shares of CME Group were valued at $438,811 and $470,059, respectively, all of which are included within Exchange memberships on Graham Commodity Strategies LLC’s statement of financial condition. The CME seats and CME Group shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Graham K4D Trading Ltd., a Master Fund in which GAIT invests, is a member of the CME. As a result of its membership, Graham K4D Trading Ltd. owns one CME seat and 4,085 shares of the CME Group. Graham K4D Trading Ltd.’s policy is to value the CME seat and the shares of the CME Group at fair value. As of June 30, 2024 and December 31, 2023, the CME seat was valued at $182,750 and $114,000, respectively, and the 4,085 shares of the CME Group were valued at $803,111 and $860,301, respectively, all of which are included in Exchange memberships on Graham K4D Trading Ltd.’s statement of financial condition. The CME seat and CME Group shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Chicago Board of Trade Membership

As of June 30, 2024, Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is also a member of the Chicago Board of Trade (“CBOT”) under Rule 106.S and owns 3,265 shares of the CME Group as a result of its CBOT membership. Graham Commodity Strategies LLC’s policy is to value the CME shares at fair value. As of June 30, 2024 and December 31, 2023, the 3,265 shares of the CME Group were valued at $641,899 and $687,609, respectively, and are included in Exchange memberships on Graham Commodity LLC’s statement of financial condition. The CME shares are considered Level 1 assets as described in the Fair Value section of Note 2.

As of June 30, 2024, Graham Derivatives Strategies LLC, a Master Fund in which GAIT invests, is also a member of the CBOT under Rule 106.S and owns one B-1/Full seat (“CBOT membership”). Graham Derivatives Strategies LLC’s policy is to value the CBOT seat at fair value. As of June 30, 2024 and December 31, 2023, the CBOT seat was valued at $355,250 and $309,500, respectively, and is included in Exchange memberships on Graham Derivatives Strategies LLC’s statement of financial condition. The CBOT membership is considered a Level 1 asset as described in the Fair Value section of Note 2.

Graham K4D Trading Ltd., a Master Fund in which GAIT, is also a member of the CBOT under Rule 106.S and owns two B-1/Full seats and one B-2/Associate seat (collectively, “CBOT memberships”). Graham K4D Trading Ltd.’s policy is to value the CBOT memberships at fair value. As of June 30, 2024 and December 31, 2023, the two B-1/Full seats were valued at a total of $710,500 and $619,000, respectively, and the B-2/Associate seat was valued at $90,000 and $60,000, respectively, all of which are included in Exchange memberships on Graham K4D Trading Ltd.’s statement of financial condition. Additionally, Graham K4D Trading Ltd. owns 970 shares of the CME Group as a result of its CBOT membership. Graham K4D Trading Ltd.’s policy is to value the CME Group shares at fair value. As of June 30, 2024 and December 31, 2023, the 970 shares of the CME Group were valued at $190,702 and $204,282, respectively. The CBOT memberships and shares of the CME Group are considered Level 1 assets as described in the Fair Value section of Note 2.

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
2. Summary of Significant Accounting Policies (continued)

Commodity Exchange Membership

As of June 30, 2024, Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is also a member of the Commodity Exchange (“COMEX”) and owns two COMEX seats. Graham Commodity Strategies LLC’s policy is to value the COMEX seats at fair value. As of June 30, 2024 and December 31, 2023, the two COMEX seats were valued at $170,000 and $164,500 in total and is included in Exchange memberships on Graham Commodity Strategies LLC’s statement of financial condition. The COMEX seats are considered Level 1 assets as described in the Fair Value section of Note 2.

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

Cash and Cash Equivalents

GAIT classifies all highly liquid investments with a maturity of three months or less at the time of purchase as cash equivalents. Cash deposited with a bank is subject to credit risk. In the event of the bank’s insolvency, recovery of GAIT’s cash would be limited to account insurance or other protection afforded by such deposit. At June 30, 2024 and December 31, 2023, GAIT did not have any cash or cash equivalents.

Indemnifications

In the normal course of business, the Master Funds, Cash Assets, and GAIT enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. GAIT’s maximum exposure under these arrangements is unknown; however, GAIT has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At June 30, 2024 and December 31, 2023, no accruals have been recorded by GAIT for indemnifications.

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds

As of June 30, 2024 and December 31, 2023, GAIT invested in various Master Funds, all of which were managed by the Manager. GAIT’s investments in these Master Funds, as well as the investment objectives of each Master Fund, are summarized below. All of the Master Funds and GAIT are related parties. The Master Funds do not charge management fees or incentive allocation, and all offer monthly subscriptions and redemptions.

June 30, 2024
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (Loss) (six months ended June 2024)

Global Macro Funds
Graham Commodity Strategies LLC	2.95%	$1,937,653	$1,855,182
Graham Derivatives Strategies LLC	1.52%	997,980	(964,462)

Systematic Macro Funds
Graham K4D Trading Ltd.	4.67%	3,065,069	3,938,648
	9.14%	$6,000,702	$4,829,368

December 31, 2023
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Loss (six months ended June 2023)

Global Macro Funds
Graham Commodity Strategies LLC	3.90%	$2,529,772	$(43,296)
Graham Derivatives Strategies LLC	1.31%	850,235	(730,949)

Systematic Macro Funds
Graham K4D Trading Ltd.	4.95%	3,209,436	642,713
	10.16%	$6,589,443	$(131,532)

The following table summarizes the financial position of each Master Fund as of June 30, 2024:

	Graham Commodity Strategies LLC (Delaware)	Graham Derivatives Strategies LLC (Delaware)	Graham K4D Trading Ltd. (BVI)
Assets:
Fixed income securities, at fair value (cost $13,567,089)	$–	$–	$13,608,757
Due from brokers	46,895,317	11,598,891	40,760,048
Derivative financial instruments, at fair value	7,423,084	18,432,180	6,894,296
Exchange memberships, at fair value	7,958,460	355,250	1,977,063
Interest receivable	223,827	56,389	137,751
Total assets	62,500,688	30,442,710	63,377,915

Liabilities:
Interest payable	7,575	7,299	95,932
Total liabilities	7,575	7,299	95,932
Members’ Capital / Net Assets	$62,493,113	$30,435,411	$63,281,983

Percentage of Master Fund held by GAIT	3.10%	3.28%	4.84%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of June 30, 2024:

Description	Number of Contracts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC
Exchange memberships (cost $3,649,411)
United States (cost $3,649,411)
Financial services (cost $3,649,411)		$7,958,460	12.73%
Total exchange memberships		$7,958,460	12.73%

Derivative financial instruments
Long contracts
Futures
Commodity		$(178,850)	(0.29)%
Foreign bond		1,791,782	2.87%
Interest rate		6,917	0.01%
U.S. bond
U.S. 2 yr Note (CBT) September 2024	5,697	429,859	0.69%
U.S. index		(41,243)	(0.07)%
Total futures		2,008,465	3.21%

Forwards
Foreign currency		121,490	0.19%
Total forwards		121,490	0.19%

Options (cost $2,120,529)
Commodity futures		3,120	0.00%
Currency futures		1,193,849	1.91%
Interest rate futures		16,372	0.03%
U.S. bond futures
U.S. 5 yr Note Friday Week 1 July 2024, $106.75 Put	1	43,328	0.07%
U.S. 5 yr Future Option August 2024, $107.00 Call	1	37,500	0.06%
U.S. 10 yr Future Option August 2024, $107.50 - $109.50 Put	2	68,266	0.11%
U.S. index futures		480,650	0.77%
Total options		1,843,085	2.95%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of June 30, 2024:

Description	Number of Contracts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity		$50,403	0.08%
Foreign bond		168,282	0.27%
Foreign index		196,390	0.31%
Interest rate		10,290	0.02%
U.S. bond
U.S. 10 yr Note (CBT) September 2024	(56)	5,500	0.01%
U.S. Ultra Bond (CBT) September 2024	(2,673)	3,088,938	4.95%
U.S. index		762,960	1.22%
Total futures		4,282,763	6.86%

Forwards
Foreign currency		170,248	0.27%
Total forwards		170,248	0.27%

Options (proceeds $1,134,038)
Commodity		(1,920)	0.00%
Currency futures		(647,942)	(1.03)%
Interest rate futures		(3,440)	(0.01)%
U.S. bond futures
U.S. 5 yr Note Friday Week 1 July 2024, $106.00 - $106.25 Put	(2)	(28,406)	(0.05)%
U.S. 5 yr future August 2024, $107.75 Call	(1)	(31,875)	(0.05)%
U.S. 10 yr future August 2024, $106.50 - $108.50 Put	(2)	(60,844)	(0.10)%
U.S. index futures		(228,540)	(0.36)%
Total options		(1,002,967)	(1.60)%
Total derivative financial instruments		$7,423,084	11.88%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of June 30, 2024:

Description	Number of Contracts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Derivatives Strategies LLC
Exchange memberships (cost $305,000)
United States (cost $305,000)
Financial services (cost $305,000)		$355,250	1.17%
Total exchange memberships		$355,250	1.17%

Derivative financial instruments
Long contracts
Futures
Commodity
Gold 100 oz August 2024	157	$7,900	0.03%
Other commodity		31,770	0.10%
Foreign index		(450,152)	(1.48)%
U.S. bond		(207,172)	(0.68)%
U.S. index
S&P 500 E-mini September 2024	119	(64,500)	(0.21)%
Other U.S. index		71,708	0.23%
Total futures		(610,446)	(2.01)%

Forwards
Foreign currency		1,828	0.01%
Total forwards		1,828	0.01%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of June 30, 2024:

Description	Number of Contracts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Derivatives Strategies LLC (continued)
Derivative financial instruments (continued)
Long contracts (continued)
Options (cost $41,933,141)
Commodity futures
Crude oil future September 2024, $81.50 Call	1	$2,185,260	7.18%
Gold future (CMX) December 2024, $2,800.00 Call	1	2,226,400	7.32%
Currency futures
Australian dollar / Japanese yen March 2025 – June 2025, $115.00 - $116.00 Call	3	1,691,296	5.56%
Euro / U.S. dollar (ERKO 1.05) July 2024, $1.07 Put	2	546,207	1.79%
Euro / U.S. dollar July 2024, $1.06 - $1.07 Put	4	1,974,103	6.49%
Euro / U.S. dollar (Double No Touch) September 2024, $1.04 - $1.11	2	649,724	2.13%
U.S. dollar / Chinese yuan September 2024 – October 2024, $7.30 - $7.32 Call	2	1,317,061	4.33%
U.S. dollar / Chinese yuan (Digital) September 2024, $7.40 Call	1	450,722	1.48%
U.S. dollar / Japanese yen (EKO 167) July 2024, $162.50 Call	1	436,225	1.43%
U.S. dollar / Japanese yen (Digital) August 2024, $165.00 Call	1	916,507	3.01%
U.S. dollar / Japanese yen August 2024, $162.50 Call	2	1,105,811	3.63%
U.S. dollar / Japanese yen September 2024, $163.00 Call	1	1,655,808	5.44%
U.S. dollar / Japanese yen (Digital) October 2024, $159.50 Call	1	1,862,530	6.12%
U.S. dollar / Japanese yen July 2024, $158.50 Call	1	2,018,453	6.63%
U.S. dollar / Japanese yen November 2024, $158.00 Call	1	2,822,136	9.27%
U.S. dollar / Japanese yen September 2024, $157.00 Call	1	3,081,292	10.12%
Other currency futures		1,580,303	5.20%
Interest rate futures		818,618	2.70%
Foreign bond futures		(245,359)	(0.81)%
U.S. bond futures		266,500	0.88%
U.S. index futures
S&P 500 E-mini December 2024, $5,550.00 Call	1	15,620,300	51.32%
S&P 500 E-mini December 2024, $5,750.00 - $5,950.00 Call	2	1,379,988	4.53%
Total options		44,359,885	145.75%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of June 30, 2024:

Description	Number of Contracts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Derivatives Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity		$(13,188)	(0.05)%
Foreign bond		172,944	0.57%
Foreign index		279,096	0.92%
U.S. bond		383,703	1.25%
U.S. index
S&P 500 E-mini September 2024	(48)	26,088	0.09%
Other U.S. index		(28,460)	(0.09)%
Total futures		820,183	2.69%

Options (proceeds $24,722,281)
Commodity futures
Crude oil future September 2024, $83.50 Call	(1)	(1,517,040)	(4.98)%
Gold future (CMX) December 2024, $2,950.00 Call	(1)	(1,857,920)	(6.10)%
Currency futures
Euro / U.S. dollar July 2024, $1.09 Call	(1)	(42,747)	(0.14)%
Euro / U.S. dollar July 2024, $1.05 Put	(3)	(648,182)	(2.13)%
U.S. dollar / Chinese yuan September 2024 - October 2024, $7.38 - $7.42 Call	(2)	(637,994)	(2.10)%
U.S. dollar / Japanese yen July 2024 - September 2024, $160.50 - $167.00 Call	(4)	(2,989,473)	(9.82)%
U.S. dollar / Japanese yen November 2024, $163.00 Call	(1)	(2,158,329)	(7.09)%
U.S. dollar / Japanese yen September 2024, $162.00 Call	(1)	(1,938,114)	(6.37)%
Other currency futures		(264,033)	(0.87)%
Foreign bond futures		103,669	0.34%
Interest rate futures		(727,358)	(2.39)%
U.S. bond futures		(99,938)	(0.33)%
U.S. index futures
S&P 500 E-mini December 2024, $5,650.00 Call	(1)	(11,471,848)	(37.69)%
S&P 500 E-mini December 2024, $5,850.00 Call	(1)	(1,889,963)	(6.21)%
Total options		(26,139,270)	(85.88)%
Total derivative financial instruments		$18,432,180	60.56%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of June 30, 2024:

Description	Principal Amount	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd.
Fixed income securities (cost $13,567,089)
Government Bonds (cost $13,567,089)
United States (cost $13,567,089)
U.S. Treasury bill 0.00% due 01/23/2025	$14,000,000	$13,608,757	21.50%
Total Government Bonds		13,608,757	21.50%
Total fixed income securities (cost $13,567,089)		$13,608,757	21.50%

Exchange memberships (cost $1,924,208)
United States (cost $1,924,208)
Financial services (cost $1,924,208)		$1,977,063	3.12%
Total exchange memberships		$1,977,063	3.12%

Derivative financial instruments
Long contracts
Futures
Commodity		$(183,563)	(0.29)%
Currency		105,360	0.17%
Foreign bond		(232,319)	(0.37)%
Foreign index		462,447	0.73%
Interest rate		(25,969)	(0.04)%
U.S. bond		(3,188)	(0.01)%
U.S. index		(778,757)	(1.23)%
Total futures		(655,989)	(1.04)%

Forwards
Foreign currency		132,201	0.21%
Total forwards		132,201	0.21%

Swaps (cost $2,254,968)
Interest rate		(539,521)	(0.85)%
Total swaps		(539,521)	(0.85)%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of June 30, 2024:

Description	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd. (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity	$4,025,268	6.36%
Currency	33,833	0.05%
Foreign bond	(856,778)	(1.35)%
Foreign index	(7,664)	(0.01)%
Interest rate	(759,258)	(1.20)%
U.S. bond	(1,010,024)	(1.60)%
U.S. index	(395,668)	(0.63)%
Total futures	1,029,709	1.62%

Forwards
Foreign currency	6,164,522	9.74%
Total forwards	6,164,522	9.74%

Swaps (proceeds $2,490,594)
Interest rate	763,374	1.21%
Total swaps	763,374	1.21%
Total derivative financial instruments	$6,894,296	10.89%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table shows the fair value classification of each investment type by Master Fund as of June 30, 2024:

	Graham Commodity Strategies LLC	Graham Derivatives Strategies LLC	Graham K4D Trading Ltd.
Assets
Level 1:
Commodity futures	$390,068	$39,670	$6,282,079
Commodity futures options	3,120	4,411,660	–
Currency futures	–	–	173,423
Exchange memberships*	7,958,460	355,250	1,977,063
Foreign bond futures	2,195,897	172,944	234,643
Foreign bond futures options	–	103,669	–
Foreign index futures	196,390	279,096	967,342
Interest rate futures	26,639	–	16,230
Interest rate futures options	18,648	836,442	–
U.S. bond futures	3,524,297	426,172	124,624
U.S. bond futures options	149,094	266,500	–
U.S. index futures	2,168,092	147,241	–
U.S. index futures options	480,650	17,000,290	–
Total Level 1	17,111,355	24,038,934	9,775,404

Level 2:
Currency futures options	1,193,847	22,108,177	–
Foreign currency forwards	451,962	1,828	7,512,100
Government bonds*	–	–	13,608,757
Interest rate swaps	–	–	2,452,711
Total Level 2	1,645,809	22,110,005	23,573,568
Total investment related assets	$18,757,164	$46,148,939	$33,348,972

Liabilities
Level 1:
Commodity futures	$(518,515)	$(13,188)	$(2,440,374)
Commodity futures options	(1,920)	(3,374,960)	–
Currency futures	–	–	(34,230)
Foreign bond futures	(235,833)	–	(1,323,740)
Foreign bond futures options	–	(245,359)	–
Foreign index futures	–	(450,152)	(512,559)
Interest rate futures	(9,432)	–	(801,457)
Interest rate futures options	(5,716)	(745,182)	–
U.S. bond futures	–	(249,641)	(1,137,836)
U.S. bond futures options	(121,125)	(99,938)	–
U.S. index futures	(1,446,375)	(142,405)	(1,174,425)
U.S. index futures options	(228,540)	(13,361,813)	–
Total Level 1	(2,567,456)	(18,682,638)	(7,424,621)

Level 2:
Currency futures options	(647,940)	(8,678,871)	–
Foreign currency forwards	(160,224)	–	(1,215,377)
Interest rate swaps	–	–	(2,228,858)
Total Level 2	(808,164)	(8,678,871)	(3,444,235)
Total investment related liabilities	$(3,375,620)	$(27,361,509)	$(10,868,856)

* See each Master Fund’s condensed schedule of investments for breakout of industry and geographic region.

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham Commodity Strategies LLC based on its average quarterly notional amounts and number of contracts for the six months ended June 30, 2024. The table also displays the fair value of derivative contracts held by Graham Commodity Strategies LLC at June 30, 2024 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and derivative liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$137,263,007	962	$(14,896,004)	(192)	$390,068	$(518,515)
Options (a)	125,777	6	(177,435)	(12)	3,120	(1,920)
	137,388,784	968	(15,073,439)	(204)	393,188	(520,435)

Equity price
Futures	180,969,460	933	(205,304,066)	(1,386)	2,364,482	(1,446,375)
Options (a)	9,619,018	441	(14,420,022)	(782)	480,650	(228,540)
	190,588,478	1,374	(219,724,088)	(2,168)	2,845,132	(1,674,915)
Foreign currency exchange rate
Forwards	576,468,416	N/A	(758,938,251)	N/A	451,962	(160,224)
Options (a)	60,296,576	35	(53,409,833)	(29)	1,193,847	(647,940)
	636,764,992	35	(812,348,084)	(29)	1,645,809	(808,164)

Interest rate
Futures	2,485,407,791	13,680	(386,722,048)	(2,044)	5,746,833	(245,265)
Options (a)	20,184,979	508	(18,473,278)	(1,428)	167,742	(126,841)
	2,505,592,770	14,188	(405,195,326)	(3,472)	5,914,575	(372,106)
Total	$3,470,335,024	16,565	$(1,452,340,937)	(5,873)	$10,798,704	$(3,375,620)

(a)	Notional amounts for options are based on the delta-adjusted positions.

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham Derivatives Strategies LLC based on its average quarterly notional amounts and number of contracts for the six months ended June 30, 2024. The table also displays the fair value of derivative contracts held by Graham Derivatives Strategies LLC at June 30, 2024 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and derivative liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$54,277,550	400	$(7,002,978)	(65)	$39,670	$(13,188)
Options (a)	134,974,107	2,596	(78,215,694)	(3,080)	4,411,660	(3,374,960)
	189,251,657	2,996	(85,218,672)	(3,145)	4,451,330	(3,388,148)

Equity price
Futures	179,612,730	1,902	(68,818,746)	(935)	426,337	(592,557)
Options (a)	321,933,121	2,927	(293,588,586)	(2,924)	17,000,290	(13,361,813)
	501,545,851	4,829	(362,407,332)	(3,859)	17,426,627	(13,954,370)
Foreign currency exchange rate
Forwards	380,318,425	N/A	(837,042,724)	N/A	1,828	–
Options (a)	730,805,657	23	(562,186,251)	(18)	22,108,177	(8,678,871)
	1,111,124,082	23	(1,399,228,975)	(18)	22,110,005	(8,678,871)

Interest rate
Futures	474,186,016	2,507	(268,890,770)	(2,024)	599,116	(249,641)
Options (a)	778,353,188	23,416	(651,572,401)	(23,416)	1,206,611	(1,090,479)
	1,252,539,204	25,923	(920,463,171)	(25,440)	1,805,727	(1,340,120)
Total	$3,054,460,794	33,771	$(2,767,318,150)	(32,462)	$45,793,689	$(27,361,509)

(a)	Notional amounts for options are based on the delta-adjusted positions.

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham K4D Trading Ltd. based on its average quarterly notional amounts and number of contracts for the six months ended June 30, 2024. The table also displays the fair value of derivative contracts held by Graham K4D Trading Ltd. at June 30, 2024 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and derivative liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$225,681,274	2,298	$(74,832,751)	(2,103)	$6,282,079	$(2,440,374)
	225,681,274	2,298	(74,832,751)	(2,103)	6,282,079	(2,440,374)

Equity price
Futures	402,846,174	3,179	(39,567,519)	(401)	967,342	(1,686,984)
	402,846,174	3,179	(39,567,519)	(401)	967,342	(1,686,984)
Foreign currency exchange rate
Forwards	162,836,883	N/A	(603,735,693)	N/A	7,512,100	(1,215,377)
Futures	18,935,227	189	(5,353,203)	(77)	173,423	(34,230)
	181,772,110	189	(609,088,896)	(77)	7,685,523	(1,249,607)

Interest rate
Futures	172,507,422	1,192	(1,776,922,185)	(9,690)	375,497	(3,263,033)
Swaps	137,753,312	58	(150,138,667)	(53)	2,452,711	(2,228,858)
	310,260,734	1,250	(1,927,060,852)	(9,743)	2,828,208	(5,491,891)
Total	$1,120,560,292	6,916	$(2,650,550,018)	(12,324)	$17,763,152	$(10,868,856)

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

When multiple derivative contracts are held with the same counterparty, the Master Funds will net the contracts in an asset position with the contracts in a liability position when covered by a master netting agreement or similar arrangements, for presentation in the statements of financial condition. The table below displays the amounts at June 30, 2024 by which the fair values of both derivative assets and derivative liabilities were reduced within the Master Funds’ statements of financial condition as a result of this netting. Gross amounts below correspond to the total derivative asset and derivative liability balances categorized by primary underlying risk and product type in the preceding tables. Collateral pledged (received) for derivative assets and derivative liabilities represent the cash amounts which are included in due from brokers on the statements of financial condition. Actual collateral pledged or received by the Master Funds may exceed these amounts.

Description	Gross Amount	Gross Amount Offset in the Statements of Financial Condition	Net Amount Presented in the Statements of Financial Condition	Collateral (Received) / Pledged	Net Amount

Graham Commodity Strategies LLC[1]
Derivative assets	$10,798,704	$(3,375,620)	$7,423,084	$–	$7,423,084
Derivative liabilities	$(3,375,620)	$3,375,620	$–	$–	$–

Graham Derivatives Strategies LLC[2]
Derivative assets	$45,793,689	$(27,361,509)	$18,432,180	$–	$18,432,180
Derivative liabilities	$(27,361,509)	$27,361,509	$–	$–	$–

Graham K4D Trading Ltd.[3]
Derivative assets	$17,763,152	$(10,868,856)	$6,894,296	$–	$6,894,296
Derivative liabilities	$(10,868,856)	$10,868,856	$–	$–	$–

1 Net derivative asset amounts presented in the statements of financial condition are held with two counterparties. At June 30, 2024, additional collateral pledged in the amount of $46,895,317 was posted in support of derivative positions and is included in due from brokers on the statements of financial condition.

2 Net derivative asset amounts presented in the statements of financial condition are held with two counterparties. At June 30, 2024, additional collateral pledged in the amount of $11,598,891 was posted in support of derivative positions and is included in due from brokers on the statements of financial condition.

3 Net derivative asset amounts presented in the statements of financial condition are held with two counterparties. At June 30, 2024, additional collateral pledged in the amount of $40,760,048 was posted in support of derivative positions and is included in due from brokers on the statements of financial condition.

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table summarizes the results of operations of each Master Fund for the three months ended June 30, 2024:

	Graham Commodity Strategies LLC	Graham Derivatives Strategies LLC	Graham K4D Trading Ltd.

Net investment income	$716,197	$152,901	$111,673

Net realized gain (loss) on investments	1,768,433	(10,938,560)	2,196,437
Net increase (decrease) in unrealized appreciation on investments	5,178,096	(1,986,444)	(16,385,194)
Brokerage commissions and fees	(340,711)	(894,818)	(119,148)
Net gain (loss) on investments	6,605,818	(13,819,822)	(14,307,905)
Net income (loss)	$7,322,015	$(13,666,921)	$(14,196,232)

The following table summarizes the results of operations of each Master Fund for the six months ended June 30, 2024:

	Graham Commodity Strategies LLC	Graham Derivatives Strategies LLC	Graham K4D Trading Ltd.

Net investment income	$1,575,066	$412,288	$342,614

Net realized gain (loss) on investments	52,863,038	(25,604,778)	46,093,935
Net increase (decrease) in unrealized appreciation on investments	2,909,727	(1,226,458)	26,430,122
Brokerage commissions and fees	(510,164)	(1,628,492)	(190,256)
Net gain (loss) on investments	55,262,601	(28,459,728)	72,333,801
Net income (loss)	$56,837,667	$(28,047,440)	$72,676,415

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table shows the gains and losses on all derivative instruments held by the Master Funds reported in net realized gain (loss) and net increase (decrease) in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the three months ended June 30, 2024:

	Graham Commodity Strategies LLC		Graham Derivatives Strategies LLC		Graham K4D Trading Ltd.
	Net realized loss	Net increase in unrealized appreciation on investments	Net realized loss	Net decrease in unrealized appreciation on investments	Net realized gain	Net decrease in unrealized appreciation on investments
Commodity price
Futures	$5,325,416	$(3,190,291)	$6,496,386	$(376,183)	$(5,006,083)	$(401,031)
Options	(33,453)	2,700	2,447,709	(1,727,624)	–	–
	5,291,963	(3,187,591)	8,944,095	(2,103,807)	(5,006,083)	(401,031)
Equity price
Futures	(8,735,094)	956,788	(7,196,122)	(1,263,444)	(4,056,460)	(8,181,360)
Options	(155,803)	97,963	(3,300,869)	1,146,591	–	–
	(8,890,897)	1,054,751	(10,496,991)	(116,853)	(4,056,460)	(8,181,360)
Foreign currency exchange rate
Forwards	(4,351,019)	523,922	(2,387,712)	353,422	4,218,373	(1,580,627)
Futures	–	–	–	–	351,132	(162,628)
Options	(546,877)	(292,767)	(6,511,417)	(344,893)	–	–
	(4,897,896)	231,155	(8,899,129)	8,529	4,569,505	(1,743,255)
Interest rate
Futures	4,113,685	8,075,895	(1,965,016)	413,263	6,651,251	(6,343,670)
Options	52,849	11,750	(899,790)	(505,922)	–	–
Swaps	–	–	–	–	(27,942)	304,933
	4,166,534	8,087,645	(2,864,806)	(92,659)	6,623,309	(6,038,737)
Total	$(4,330,296)	$6,185,960	$(13,316,831)	$(2,304,790)	$2,130,271	$(16,364,383)

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table shows the gains and losses on all derivative instruments held by the Master Funds reported in net realized gain (loss) and net increase (decrease) in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the six months ended June 30, 2024:

	Graham Commodity Strategies LLC		Graham Derivatives Strategies LLC		Graham K4D Trading Ltd.
	Net realized gain	Net increase in unrealized appreciation on investments	Net realized loss	Net decrease in unrealized appreciation on investments	Net realized gain	Net increase in unrealized appreciation on investments
Commodity price
Futures	$7,184,407	$(123,947)	$9,371,754	$(27,603)	$9,872,009	$8,672,732
Options	(32,573)	2,700	4,270,493	(396,088)	–	–
	7,151,834	(121,247)	13,642,247	(423,691)	9,872,009	8,672,732
Equity price
Futures	11,601,959	(131,375)	(2,690,968)	(166,222)	33,243,970	(2,178,353)
Options	(62,125)	88,313	(5,441,632)	2,111,331	–	–
	11,539,834	(43,062)	(8,132,600)	1,945,109	33,243,970	(2,178,353)
Foreign currency exchange rate
Forwards	(6,707,705)	(1,604,637)	2,096,026	53,848	1,046,401	14,964,156
Futures	–	–	–	–	365,036	395,076
Options	(296,590)	(213,948)	(24,917,673)	(2,926,481)	–	–
	(7,004,295)	(1,818,585)	(22,821,647)	(2,872,633)	1,411,437	15,359,232
Interest rate
Futures	21,596,222	4,495,048	(9,994,562)	587,820	884,790	4,223,413
Options	97,531	54,629	1,045,469	(505,922)	–	–
Swaps	–	–	–	–	118,364	305,886
	21,693,753	4,549,677	(8,949,093)	81,898	1,003,154	4,529,299
Total	$33,381,126	$2,566,783	$(26,261,093)	$(1,269,317)	$45,530,570	$26,382,910

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

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
4. Graham Cash Assets LLC

GAIT invests a portion of its excess liquidity in Cash Assets, an entity for which the Manager is also the sole investment advisor. Cash Assets commenced operations on June 22, 2005 and was formed as a Delaware Limited Liability Company for the purpose of consolidating investment activity of multiple funds managed by the Manager. Its objective is to preserve capital while enhancing return on cash balances and providing daily liquidity. Cash Assets maintains cash and cash equivalents on deposit with major U.S. institutions, which may exceed federally insured limits. It also invests in debt obligations guaranteed by the U.S. Federal government, which generally range in maturity from one day to thirty months. Cash Assets currently intends to hold all fixed income securities until maturity and values them at amortized cost which approximates fair value.  If Cash Assets were forced to sell some of its securities in the open market before they mature to meet unanticipated redemption requests (whether from GAIT or other entities affiliated with the Manager), the market value of the securities at such time may be below their amortized cost, causing a loss for GAIT’s investors. GAIT’s investment in Cash Assets is valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP based upon GAIT’s proportionate share of Cash Assets’ reported net asset value. GAIT’s investment in Cash Assets at June 30, 2024 and December 31, 2023 is $59,940,678 and $59,261,119 which represents a percentage of GAIT’s Members’ Capital of 91.25% and 91.33%, respectively.

GAIT records its proportionate share of Cash Assets’ investment income and expenses on a monthly basis.  For the three and six months ended June 30, 2024, the total amount recognized by GAIT with respect to its investment in Cash Assets was $760,735 and $1,517,424, respectively.  For the three and six months ended June 30, 2023, the total amount recognized by GAIT with respect to its investment in Cash Assets was $499,316 and $863,185, respectively.  These amounts are included in interest income in the statements of operations and incentive allocation. At June 30, 2024 and December 31, 2023, GAIT owned approximately 0.85% and 1.02%, respectively, of Cash Assets. The following table summarizes the financial position of Cash Assets as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Assets:
Cash and cash equivalents	$392,984,156	$460,097,864
Investments in fixed income securities (amortized cost $6,786,935,109 and $5,504,095,501 respectively)	6,786,935,109	5,504,095,501
Interest receivable	8,022,636	9,828,433
Total assets	7,187,941,901	5,974,021,798

Liabilities:
Due to broker	121,841,868	141,603,651
Total liabilities	121,841,868	141,603,651
Members’ capital	$7,066,100,033	$5,832,418,147

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
4. Graham Cash Assets LLC (continued)

The following table summarizes the results of operations of Cash Assets for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Investment income
Interest income	$85,426,558	$50,542,070	$164,542,126	$89,319,218
Total investment income	85,426,558	50,542,070	164,542,126	89,319,218

Expenses:
Bank fee expense	163,894	143,575	358,066	296,588
Total expenses	163,894	143,575	358,066	296,588
Net investment income	85,262,664	50,398,495	164,184,060	89,022,630
Net income	$85,262,664	$50,398,495	$164,184,060	$89,022,630

The following represents the condensed schedule of investments of Cash Assets as of June 30, 2024:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (amortized cost $6,786,935,109)
United States
Government Bonds (amortized cost $2,361,119,705)
U.S. Treasury bond 0.75% due 04/30/2026	$500,000,000	$467,663,259	6.62%
U.S. Treasury bond 0.88% due 09/30/2026	500,000,000	462,800,948	6.55%
U.S. Treasury bond 1.63% due 05/15/2026	500,000,000	476,841,052	6.75%
U.S. Treasury bond 3.75% due 04/15/2026	500,000,000	492,466,453	6.97%
U.S. Treasury bond 1.13% - 1.25% due 10/31/2026 - 11/30/2026	500,000,000	461,347,993	6.52%
Total Government Bonds		2,361,119,705	33.41%

Treasury Bills (amortized cost $4,425,815,404)
U.S. Treasury bills 0.00% due 12/19/2024	375,000,000	365,839,750	5.18%
U.S. Treasury bills 0.00% due 07/02/2024 – 12/26/2024	4,100,000,000	4,059,975,654	57.46%
Total Treasury Bills		4,425,815,404	62.64%
Total United States		6,786,935,109	96.05%
Total Investments in Fixed Income Securities		$6,786,935,109	96.05%

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

Cash Assets reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP. The following table shows the fair value classification of each investment type held by Cash Assets as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Assets
Level 2:
Fixed income securities
Government bonds	$2,361,119,705	$2,780,805,691
Treasury bills	4,425,815,404	2,723,289,810
Total fixed income securities	6,786,935,109	5,504,095,501
Total Level 2	6,786,935,109	5,504,095,501
Total assets	$6,786,935,109	$5,504,095,501

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
5. Capital Accounts

GAIT offers members Class 0, Class 2 Units, and effective March 19, 2024, Class 3-A Units and Class 3-B Units (collectively the “Units”). All Classes are currently issued. GAIT may issue additional classes in the future subject to different fees, expenses or other terms, or invest in other investment programs or combinations of investment programs managed by the Manager. GAIT also has Management Units (“Class M units”) which are solely for the investment of the Manager.

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

6. Fees and Related Party Transactions

Advisory Fees

Class 0 and Class 2 of GAIT paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate of 1.50% of the Members’ Capital of such Class. Class 3-A and Class 3-B have an advisory fee at an aggregate annual rate of 1.50% and 2.00% of the Members’ Capital of such Class, respectively. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is affected with respect to Units of such Class during the month. Class M has no sponsor fee. The Advisory Fees paid to the Manager by Class 0, Class 2, Class 3-A and Class 3-B for the six months ended June 30, 2024 and 2023 were $482,576 and $460,118, respectively.

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
6. Fees and Related Party Transactions (continued)

Sponsor Fees

Class 0 and Class 2 of GAIT paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Members’ Capital specified in the table below. Class 3-A, Class 3-B and Class M of GAIT have no sponsor fee. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee. The Sponsor Fees paid to the Manager by Class 0 and Class 2 for the six months ended June 30, 2024 and 2023 were $246,078 and $245,314, respectively.

Class 0	Class 2
0.50%	1.25%

Incentive Allocation

At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced effective as of the date of any redemption of any Units of such class by multiplying the loss carryforward by the ratio that the amount of assets redeemed from such class bears to the net assets of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made. The Incentive Allocation for the six months ended June 30, 2024 and 2023 was $313,592 and $132, respectively.

Any portion of any of the above fees, including the Incentive Allocation, may be paid by the Manager to third parties as compensation for selling activities in connection with GAIT.

Administrator’s Fee

For the six months ended June 30, 2024 and 2023, GAIT paid SEI a monthly administrator’s fee based on GAIT’s Members’ Capital, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, incurred by GAIT were $41,491 and $40,566, respectively.

Professional Fees

GAIT shall pay, or reimburse the Manager, for expenses arising in connection with GAIT’s audit, tax and legal fees (“professional fees”). The total professional fees incurred by GAIT for the six months ended June 30, 2024 and 2023 were $239,401 and $164,780, respectively.

Operating Expenses

GAIT shall pay, or reimburse the Manager, for expenses arising in connection with the GAIT’s investments, operations, and business (“operating expenses”).  For the six months ended June 30, 2024 and 2023, GAIT reimbursed the Manager for operating expenses which were comprised of market data and technology costs associated with its assets allocated to the various Master Funds. The total operating expenses incurred by GAIT for the six months ended June 30, 2024 and 2023 were $21,499 and $20,612, respectively.

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
7. Income Taxes

No provision for income taxes has been made in the accompanying financial statements, as members are individually responsible for reporting income or loss based upon their respective share of GAIT’s income and expenses for income tax purposes.

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing GAIT’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a “more-likely-than-not” threshold would be recorded as a tax expense in the current year. GAIT identifies its major tax jurisdictions as the U.S. for Federal tax purposes, Connecticut for state tax purposes and various international jurisdictions. The Manager has evaluated GAIT’s tax positions for all open tax years under the respective statutes of limitations (generally three years in the U.S. but varying in non-U.S. jurisdictions) and has concluded that there are no significant tax positions requiring recognition, measurement, or disclosure in the financial statements. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination. Any assessment for interest or penalties on taxes related to uncertain tax positions, when present, would be included in interest and penalties on tax on the statements of operations and incentive allocation. No such interest and/or penalties were assessed to GAIT for the six months ended June 30, 2024 and 2023.

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

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
9. Financial Highlights

The following is the per Unit operating performance calculation for the three months ended June 30, 2024 and 2023:

	Class 0	Class 2	Class 3-A	Class 3-B
Per unit operating performance
Net asset value per Unit, March 31, 2023	$219.21	$155.12	$-	$-
Net income:
Net investment income (loss)	0.12	(0.21)	‑	‑
Net gain on investments	4.61	3.26	‑	‑
Net income	4.73	3.05	‑	‑
Net asset value per Unit, June 30, 2023	$223.94	$158.17	$-	$-

Net asset value per Unit, March 31, 2024	$244.32	$172.09	$-	$-
Initial asset value per share, May 1, 2024	-	-	-	100.00
Initial asset value per share, June 1, 2024	-	-	100.00	‑
Net (loss) income:
Net investment income	1.07	0.43	0.09	0.25
Net loss (gain) on investments	(3.51)	(2.46)	0.14	(1.60)
Net (loss) income	(2.44)	(2.03)	0.23	(1.35)
Net asset value per Unit, June 30, 2024	$241.88	$170.06	$100.23	$98.65

The following represents ratios to average Members’ Capital, excluding the Manager, and total return for the three months ended June 30, 2024 and 2023:

	Class 0		Class 2		Class 3-A*		Class 3-B**
	2024	2023	2024	2023	2024	2023	2024	2023

Total return before Incentive Allocation	(1.00)%	2.16%	(1.18)%	1.97%	0.29%	‑	(1.35)%	‑
Incentive Allocation	0.00	0.00	0.00	0.00	(0.06)	‑	0.00	‑
Total return after Incentive Allocation	(1.00)%	2.16%	(1.18)%	1.97%	0.23%	‑	(1.35)%	‑

Net investment income (loss) before Incentive Allocation	0.44%	0.05%	0.25%	(0.13)%	0.15%	‑	0.26%	‑
Incentive Allocation	0.00	0.00	0.00	0.00	(0.06)	‑	0.00	‑
Net investment income (loss) after Incentive Allocation	0.44%	0.05%	0.25%	(0.13)%	0.09%	‑	0.26%	‑

Total expenses before Incentive Allocation	0.75%	0.80%	0.93%	0.97%	0.24%	‑	0.53%	‑
Incentive Allocation	0.00	0.00	0.00	0.00	0.06	‑	0.00	‑
Total expenses after Incentive Allocation	0.75%	0.80%	0.93%	0.97%	0.30%	‑	0.53%	‑

*For the period from June 1, 2024 through June 30, 2024.
**For the period from May 1, 2024 through June 30, 2024.

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
9. Financial Highlights (continued)

The following is the per Unit operating performance calculation for the six months ended June 30, 2024 and 2023:

	Class 0	Class 2	Class 3-A	Class 3-B
Per unit operating performance
Net asset value per Unit, December 31, 2022	$224.59	$159.22	$-	$-
Net loss:
Net investment income (loss)	0.31	(0.37)	‑	‑
Net loss on investments	(0.96)	(0.68)	‑	‑
Net loss	(0.65)	(1.05)	‑	‑
Net asset value per Unit, June 30, 2023	$223.94	$158.17	$-	$-

Net asset value per Unit, December 31, 2023	$224.32	$158.20	$-	$-
Initial asset value per share, May 1, 2024	-	-	-	100.00
Initial asset value per share, June 1, 2024	-	-	100.00	‑
Net income (loss):
Net investment income	1.00	0.19	0.09	0.25
Net income (loss) on investments	16.56	11.67	0.14	(1.60)
Net income (loss)	17.56	11.86	0.23	(1.35)
Net asset value per Unit, June 30, 2024	$241.88	$170.06	$100.23	$98.65

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
9. Financial Highlights (continued)

The following represents ratios to average Members’ Capital, excluding the Manager, and total return for the six months ended June 30, 2024 and 2023:

	Class 0		Class 2		Class 3-A*		Class 3-B**
	2024	2023	2024	2023	2024	2023	2024	2023

Total return before Incentive Allocation	8.38%	(0.29)%	7.97%	(0.66)%	0.29%	‑	(1.35)%	‑
Incentive Allocation	(0.55)	(0.00)	(0.47)	0.00	(0.06)	‑	0.00	‑
Total return after Incentive Allocation	7.83%	(0.29)%	7.50%	(0.66)%	0.23%	‑	(1.35)%	‑

Net investment income (loss) before Incentive Allocation	0.93%	0.14%	0.56%	(0.23)%	0.15%	‑	0.26%	‑
Incentive Allocation	(0.51)	(0.00)	(0.44)	0.00	(0.06)	‑	0.00	‑
Net investment income (loss) after Incentive Allocation	0.42%	0.14%	0.12%	(0.23)%	0.09%	‑	0.26%	‑
						‑		‑
Total expenses before Incentive Allocation	1.47%	1.37%	1.83%	1.73%	0.24%	‑	0.53%	‑
Incentive Allocation	0.51	0.00	0.44	0.00	0.06	‑	0.00	‑
Total expenses after Incentive Allocation	1.98%	1.37%	2.27%	1.73%	0.30%	‑	0.53%	‑

*For the period from June 1, 2024 through June 30, 2024.
**For the period from May 1, 2024 through June 30, 2024.

Total return is calculated for Class 0, Class 2, Class 3-A and Class 3-B units taken as a whole. Total return is calculated as the change in total Members’ Capital, excluding that of the Manager, adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fee, and the Incentive Allocation. The net investment income (loss) and total expense ratios (including Incentive Allocation) are calculated for the Class 0, Class 2, Class 3-A and Class 3-B units taken as a whole and include amounts from GAIT and net investment income (loss) and expenses allocated from Master Funds and investment income from Cash Assets. The computation of such ratios is based on the amount of net investment income (loss), total expenses and Incentive Allocation. Net investment income (loss) and total expense ratios are computed based upon the weighted average of Members’ Capital of GAIT, excluding that of the Manager, for the three and six months ended June 30, 2024 and 2023 and have not been annualized.

10. Subsequent Events

GAIT had subscriptions of approximately $1.6 million and redemptions of approximately $0.2 million from July 1, 2024 through August 14, 2024, the date through which subsequent events were evaluated by management. These amounts have not been included in the financial statements.

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

For the three months ended June 30, 2024, the Core Macro Portfolio’s Members’ Capital decreased by $515,161 or -1.4%. The net decrease in the Core Macro Portfolio was attributable to redemptions totaling $591,195 or -1.7% and a net loss of $377,966 or -1.0%, offset by subscriptions of $454,000 or 1.3%, for the period.

For the six months ended June 30, 2024, the Core Macro Portfolio’s Members’ Capital increased by $1,209,010 or 3.6%. The net increase in the Core Macro Portfolio was attributable to a net income of $2,586,941 or 7.7% and subscriptions of $792,000 or 2.3%, offset by redemptions totaling $2,169,931 or - 6.4% for the period.

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

2024 Summary

Three Months Ended June 30, 2024

For the three months ended June 30, 2024, the Core Macro Portfolio experienced a net trading loss of $488,597. The trading results are attributable to the following sectors:

Agriculture / Softs	$(2,514)
Base Metals	158,133
Energy	(181,232)
Equities	(678,257)
Foreign Exchange	8,985
Long Term / Intermediate Rates	127,830
Precious Metals	36,460
Short Term Rates	41,998
$(488,597)

The Core Macro Portfolio posted trading losses in the second quarter of 2024. Most of the losses were in equities and resulted from mixed long and short positions in U.S. benchmark indices, long positions in European and Japanese benchmark indices, and short positions in the Hang Seng Index. Performance was flat in currencies as gains from long exposure to the U.S. dollar versus the Japanese yen and the euro were offset by losses from long exposure to the Mexican peso versus the U.S. dollar. Performance was also virtually flat in commodities as gains from long positions in metals were offset by losses from long positions in energy. The portfolio produced gains in fixed income from mixed long and short positions along the U.S. yield curve and, to a lesser extent, short positions in Japanese government bonds.

Advisory, Sponsor, and Administrator’s Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the three months ended June 30, 2024, Advisory Fees increased by $7,167 or 5.7%, Sponsor Fees increased by $2,701 or 4.3%, and Administrator’s Fees increased by $149 or 1.4% in the Fund over the corresponding period of the preceding year. The movements are consistent with the timing of profit and loss and capital activity during the quarter. During the same period, interest income increased by $142,411 or 50.6%. Interest was earned on free cash at an average annualized yield of 4.96% for the three months ended June 30, 2024 compared to 3.49% for the same period in 2023.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the three months ended June 30, 2024 and 2023, the Incentive Allocation was $189 and $0, respectively. During the three months ended June 30, 2024, the Incentive Allocation was largely due to crystallized incentive allocations applicable for redeeming investors at the time of a net gain before incentive allocation. For the three months ended June 30, 2023, the portfolio has not yet recovered previous losses. There was no Incentive Allocation for this period.

Index
The following table illustrates the sector distribution of the Fund’s investments in Master Funds as of June 30, 2024 based on the fair value of the underlying assets and liabilities in each Master Fund including both long and short positions. Positive percentages represent net assets whereas negative percentages represent a net liability.

Agriculture / Softs	7.2%
Base Metals	(3.2)%
Energy	6.3%
Equities	6.4%
Foreign Exchange	31.9%
Long Term / Intermediate Rates	19.5%
Precious Metals	(0.4)%
Short Term Rates	32.3%
100.0%

Six Months Ended June 30, 2024

For the six months ended June 30, 2024, the Core Macro Portfolio experienced a net trading gain of $2,516,205. The trading results are attributable to the following sectors:

Agriculture / Softs	$280,716
Base Metals	166,802
Energy	195,754
Equities	952,456
Foreign Exchange	257,711
Long Term / Intermediate Rates	306,493
Precious Metals	228,858
Short Term Rates	127,415
$2,516,205

The Core Macro Portfolio recorded trading gains across all major sectors during the first half of 2024. Equities were the top performing sector primarily due to long positions in Japanese and U.S. benchmark index futures during the first quarter. In commodities, gains resulted mainly from long positions in softs, gold, energy, and copper. Mixed long and short positions across the U.S. yield curve led to profits in fixed income, which were partially offset by losses from mixed positions across the European yield curve. The portfolio also produced positive performance in currencies, mainly due to long U.S. dollar exposure versus various global counterparts, including the Japanese yen, Swiss franc, and Chinese yuan.

Advisory, Sponsor, and Administrator’s Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the six months ended June 30, 2024, Advisory Fees increased by $19,255 or 7.8%, Sponsor Fees increased by $6,297 or 5.0%, and Administrator’s Fees increased by $1,032 or 4.9% in the Fund over the corresponding period of the preceding year. The movements are consistent with the timing of profit and loss and capital activity during the quarter. During the same period, interest income increased by $351,193 or 70.9%. Interest was earned on free cash at an average annualized yield of 4.98% for the six months ended June 30, 2024 compared to 3.03% for the same period in 2023.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the six months ended June 30, 2024 and 2023, the Incentive Allocation was $171,915 and $(430), respectively. The Incentive Allocation of $171,915 for the six months ended June 30, 2024 was the result of a net gain before Incentive Allocation.  The Incentive Allocation of $(430) for the six months ended June 30, 2023 was due to the Fund’s larger proportionate ownership of GAIT during the time of incentive fee reversal relative to the time of the accrual.

Index
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

Core Macro Portfolio
June 30, 2024	9.07%
December 31, 2023	10.04%
June 30, 2023	8.63%

Other than any potential market-imposed limitations on liquidity, the Fund’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Fund’s futures trading. Through June 30, 2024, the Fund experienced no meaningful periods of illiquidity in any of the markets traded by the Manager on behalf of the Fund.

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

Evaluation of Disclosure Control and Procedures

The Fund and GAIF II has each established disclosure controls and procedures to ensure that the information required to be disclosed by the Fund in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Manager and the management of the Fund and GAIF II, as appropriate, to allow timely decisions regarding required disclosure.

Based on their evaluation as of June 30, 2024, the Manager, along with the Manager’s principal executive officer and principal financial officer, has concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) of the Fund and GAIF II were effective.

With respect to the certifications of the Principal Executive Officer and Principal Financial Officer included as Exhibit 31 hereto, the financial statements referred to therein and the representations and determinations of those officers contained in such certifications refer to and apply to both the Fund and GAIF II.

Changes in Internal Control Over Financial Reporting

There were no changes to the internal control over financial reporting of the Fund and GAIF II during the second quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Index
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in our 2023 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities

For the three months ended June 30, 2024, the Fund issued 2,447.262 Units in exchange for $454,000 with respect to the Core Macro Portfolio, in each case in a transaction that was not registered under the Securities Act of 1933, as amended (the “Act”). The Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Act and Rule 506 of Regulation D promulgated thereunder. All purchasers of the Units were accredited investors, as that term is defined under Rule 501 of Regulation D.

The following chart sets forth the issuance of Units of the Fund during each month of the quarter covered by this report.

Date	Total Number of Units Issued
April 1 – April 30, 2024	781.194
May 1 – May 31, 2024	673.458
June 1 – June 30, 2024	992.610
TOTAL	2,447.262

Issuer Purchases of Units

Date	(a) Total Number of Units Purchased[1]	(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2024	1,737.843	$204.39	N/A	N/A
May 1 – May 31, 2024	978.064	$241.28	N/A	N/A
June 1 – June 30, 2024	–	$–	N/A	N/A
TOTAL	2,715.907	$217.68	N/A	N/A

1 Represents number of Units redeemed by Members of the Fund in accordance with the LLC Agreement.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Mine Safety Disclosures – None

Item 5.
Other Information

During the quarter ended June 30, 2024, no officer of the Manager adopted or terminated either a Rule 10b5-1(c) trading arrangement or non-Rule 10b5-1(c) trading arrangement under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, in respect of Units of the Fund.

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

Dated: August 14, 2024	GRAHAM ALTERNATIVE INVESTMENT FUND II LLC CORE MACRO PORTFOLIO

	By:	By: GRAHAM CAPITAL MANAGEMENT, L.P. its Manager

By: /s/ Brian Douglas
Brian Douglas, Principal Executive Officer

By: /s/ George Schrade
George Schrade, Principal Financial Officer