Form 10-Q
period 2024-09-30
GRAHAM ALTERNATIVE INVESTMENT FUND II LLC
filed 2024-11-14
CIK 1461237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of the
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Yes ☐ No ☒

As of November 1, 2024, 211,974.666 Units of the Core Macro Portfolio were outstanding.

GRAHAM ALTERNATIVE INVESTMENT FUND II LLC

CORE MACRO PORTFOLIO
FORM 10-Q

PART II - Other Information			79

	Item 1.	Legal Proceedings

	Item 1A.	Risk Factors

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity

	Item 3.	Defaults Upon Senior Securities

	Item 4.	Mine Safety Disclosures

	Item 5.	Other Information

	Item 6.	Exhibits	80

EX - 31.1		Certification
EX - 31.2		Certification
EX - 32.1		Certification

Index
PART I

Item 1.	Financial Statements

 Graham Alternative Investment Fund II LLC
Core Macro Portfolio
Consolidated Statements of Financial Condition
	September 30, 2024 (Unaudited)	December 31, 2023 (Audited)
Assets
Investment in Graham Alternative Investment Trading LLC, at fair value	$34,844,982	$34,006,661
Cash and cash equivalents	1,385,000	115,000
Redemptions receivable from Graham Alternative Investment Trading LLC	58,350	572,078
Total assets	$36,288,332	$34,693,739

Liabilities and members’ capital
Liabilities:
Subscriptions received in advance	$1,385,000	$115,000
Redemptions payable	58,350	572,078
Total liabilities	1,443,350	687,078

Members’ capital:
Class 0 Units (96,572.650 and 104,021.942 units issued and outstanding at $230.62 and $224.32, respectively)	22,271,226	23,334,356
Class 2 Units (68,999.873 and 67,462.982 units issued and outstanding at $161.84 and $158.20, respectively)	11,166,567	10,672,305
Class 3-B Units (14,960.474 and no units issued and outstanding at $94.06 and $ –, respectively)	1,407,189	–
Total members’ capital	34,844,982	34,006,661
Total liabilities and members’ capital	$36,288,332	$34,693,739

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund II LLC

Core Macro Portfolio

Unaudited Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) gain allocated from investment in Graham Alternative Investment Trading LLC:
Net realized (loss) gain on investment	$(1,839,276)	$2,971,820	$(128,679)	$3,163,962
Net increase (decrease) in unrealized appreciation on investment	78,806	(248,750)	884,414	(494,453)
Brokerage commissions and fees	(24,398)	(21,270)	(67,433)	(67,609)
Net (loss) gain allocated from investment in Graham Alternative Investment Trading LLC	(1,784,868)	2,701,800	688,302	2,601,900

Net investment income (loss) allocated from investment in Graham Alternative Investment Trading LLC:
Investment income:
Interest income	360,712	392,050	1,206,986	887,131

Expenses:
Advisory fees	131,011	137,783	395,952	383,469
Sponsor fees	63,932	68,596	195,286	193,653
Professional fees	34,911	58,279	161,946	144,370
Administrator’s fees	10,697	11,594	32,629	32,494
Operating expenses	5,357	5,347	16,719	15,960
Interest expense	1,939	1,906	5,903	5,689
Incentive allocation	–	377,471	171,915	377,041
Total expenses	247,847	660,976	980,350	1,152,676
Net investment income (loss) allocated from investment in Graham Alternative Investment Trading LLC	112,865	(268,926)	226,636	(265,545)
Net (loss) income	$(1,672,003)	$2,432,874	$914,938	$2,336,355

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund II LLC

Core Macro Portfolio

Unaudited Consolidated Statements of Changes in Members’ Capital

For the Three and Nine Months Ended September 30, 2024

	Class 0 Units		Class 2 Units		Class 3-B Units
	Units	Capital	Units	Capital	Units	Capital	Total Members’ Capital

Members’ capital, December 31, 2023	104,021.942	$23,334,356	67,462.982	$10,672,305	–	$–	$34,006,661
Subscriptions	66.867	15,000	2,005.123	323,000	–	–	338,000
Redemptions	(5,914.866)	(1,380,061)	(1,218.801)	(198,675)	–	–	(1,578,736)
Net income	–	2,016,238	–	948,669	–	–	2,964,907
Members’ capital, March 31, 2024	98,173.943	23,985,533	68,249.304	11,745,299	–	–	35,730,832
Initial subscription, June 1, 2024	–	–	–	–	609.685	60,000	60,000
Subscriptions	1,082.763	265,000	754.814	129,000	–	–	394,000
Redemptions	(1,742.602)	(423,306)	(973.305)	(167,889)	–	–	(591,195)
Net (loss) income	–	(240,849)	–	(137,264)	–	147	(377,966)
Members’ capital, June 30, 2024	97,514.104	23,586,378	68,030.813	11,569,146	609.685	60,147	35,215,671
Subscriptions	276.594	65,000	1,051.550	175,000	14,350.789	1,360,000	1,600,000
Redemptions	(1,218.048)	(285,336)	(82.490)	(13,350)	–	–	(298,686)
Net loss	–	(1,094,816)	–	(564,229)	–	(12,958)	(1,672,003)
Members’ capital, September 30, 2024	96,572.650	$22,271,226	68,999.873	$11,166,567	14,960.474	$1,407,189	$34,844,982

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

Index
Graham Alternative Investment Fund II LLC
Core Macro Portfolio
Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2024	2023
Cash flows provided by (used in) operating activities
Net income	$914,938	$2,336,355
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net income allocated from investment in Graham Alternative Investment Trading LLC	(914,938)	(2,336,355)
Proceeds from sale of investment in Graham Alternative Investment Trading LLC	2,982,345	1,468,464
Investment in Graham Alternative Investment Trading LLC	(2,392,000)	(3,444,000)
Net cash provided by (used in) operating activities	590,345	(1,975,536)

Cash flows provided by financing activities
Subscriptions (net of subscription received in advance)	3,662,000	3,444,000
Redemptions (net of redemptions payable)	(2,982,345)	(1,468,464)
Net cash provided by financing activities	679,655	1,975,536

Net change in cash and cash equivalents	1,270,000	–

Cash and cash equivalents, beginning of period	115,000	–
Cash and cash equivalents, end of period	$1,385,000	$–

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund II LLC

Core Macro Portfolio

Notes to Unaudited Consolidated Financial Statements

September 30, 2024
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

As a Series Limited Liability Company each series is legally segregated, and the assets associated with each series are held separately and accounted for in separate and distinct records from the assets of any other series of GAIF II. The debts, liabilities, obligations, and expenses incurred, contracted for or otherwise existing with respect to a particular series are enforceable against the assets of such series only, and not against the assets of GAIF II generally or any other series thereof. Further, none of the debts, liabilities, obligations, and expenses incurred, contracted for or otherwise existing with respect to GAIF II are enforceable against the assets of any other series. As of and for the period and year ended September 30, 2024 and December 31, 2023, respectively, the Fund is the sole series of GAIF II. GAIF II has no assets and no operations outside of those of the Fund. These financial statements fairly reflect the positions, results of operations, changes in members’ capital and cash flows of the single series constituting GAIF II.

The Fund offers members Class 0, Class 2 Units, and effective March 19, 2024, Class 3-A Units and Class 3-B Units (collectively the “Units”). Class 0 Units, Class 2 Units and Class 3‑B are currently issued. As of September 30, 2024, there were no subscriptions or redemptions of Class 3-A Units. Graham Alternative Investment Ltd. (“GAI”) is a British Virgin Islands business company which was formed on June 1, 2006 and commenced operations on August 1, 2006. The Fund invests all of its assets dedicated to trading in Graham Alternative Investment Trading LLC (“GAIT”), a Delaware Limited Liability Company which was formed on May 18, 2006 and commenced operations on August 1, 2006, through an investment in GAI’s Core Macro Portfolio. GAIT invests in various master trading vehicles (“Master Funds”) and Graham Cash Assets LLC (“Cash Assets”), all of which are managed by Graham Capital Management, L.P. (the “Advisor” or “Manager”). The Fund is the sole owner of GAI’s Core Macro Portfolio and GAI’s Core Macro Portfolio invests all of its assets into GAIT. The Manager is the director of GAI and the sole investment advisor of GAI, GAIT and the Fund. The Manager is registered as a Commodity Pool Operator and Commodity Trading Advisor with the CFTC and is a member of the National Futures Association. The Manager is also registered with the Securities and Exchange Commission as an investment adviser. The Fund’s Units are registered under Section 12 of the Securities Exchange Act of 1934.

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

At September 30, 2024 and December 31, 2023, the Fund owned 53.31% and 52.41%, respectively of GAIT.

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

The Fund’s investment in GAIT has been valued at net asset value using the practical expedient. Accordingly, under U.S. GAAP, this investment is excluded from categorization in the fair value hierarchy. There were no Level 3 assets or liabilities held at any point during the nine months ended September 30, 2024 or the year ended December 31, 2023 by the Fund, GAI, GAIT, the Master Funds or Cash Assets.

Cash and Cash Equivalents

The Fund classifies all highly liquid investments with a maturity of three months or less at the time of purchase as cash equivalents on the statements of financial condition. Cash deposited with a bank is subject to credit risk. In the event of the bank’s insolvency, recovery of the Fund’s cash would be limited to account insurance or other protection afforded by such deposit, which could be substantially less than the amount deposited. At September 30, 2024 and December 31, 2023, the Fund held $1,385,000 and $115,000, respectively, in cash and held no cash equivalents.

Indemnifications

In the normal course of business, the Master Funds, GAIT, Cash Assets, GAI, and the Fund enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. The Fund’s maximum exposure under these arrangements is unknown; however, the Fund has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At September 30, 2024 and December 31, 2023, no accruals have been recorded by the Fund for indemnifications.

See attached financial statements of Graham Alternative Investment Trading LLC.

Index

Graham Alternative Investment Fund II LLC

Core Macro Portfolio

Notes to Unaudited Consolidated Financial Statements (continued)
3. Capital Accounts

The Fund offers members Class 0, Class 2 Units, and effective March 19, 2024, Class 3-A Units and Class 3-B Units. Class 0 Units, Class 2 Units and Class 3-B are currently issued. As of September 30, 2024, there were no subscriptions or redemptions of Class 3-A Units. The Fund may issue additional Classes in the future subject to different fees, expenses or other terms, or may invest in other investment programs or combinations of investment programs managed by the Manager.

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

4. Fees and Related Party Transactions

Advisory Fees

Class 0 and Class 2 of GAIT paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate of 1.50% of the Members’ Capital of such Class. Class 3-A and Class 3-B have an advisory fee at an aggregate annual rate of 1.50% and 2.00% of the Members’ Capital of such Class, respectively. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is affected with respect to Units of such Class during the month. For the nine months ended September 30, 2024 and 2023, the Advisory Fees allocated to the Fund by Class 0, Class 2, and Class 3-B of GAIT totaled $395,952 and $383,469, respectively.

See attached financial statements of Graham Alternative Investment Trading LLC.

Index

Graham Alternative Investment Fund II LLC

Core Macro Portfolio

Notes to Unaudited Consolidated Financial Statements (continued)
4. Fees and Related Party Transactions (continued)
Sponsor Fees

Class 0 and Class 2 of GAIT paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Members’ Capital specified in the table below. Class 3-A and Class 3-B of GAIT have no sponsor fee. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee. For the nine months ended September 30, 2024 and 2023, the Sponsor Fees allocated to the Fund by Class 0 and Class 2 of GAIT totaled $195,286 and $193,653, respectively.

Class 0	Class 2
0.50%	1.25%

Incentive Allocation

At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class of GAIT, as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced, effective as of the date of any redemption of any Units of such class, by multiplying the loss carryforward by the ratio that the amount of Members’ Capital redeemed from such class bears to the Members’ Capital of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made to Graham Capital LLC. For the nine months ended September 30, 2024 and 2023, Incentive Allocation of $171,915 and $377,041, respectively were allocated to the Fund by GAIT.

Any portion of any of the above fees, including the Incentive Allocation, may be paid by the Manager to third parties as compensation for selling activities in connection with the Fund.

Administrator’s Fee

For the nine months ended September 30, 2024 and 2023, GAIT paid SEI a monthly administrator’s fee based on GAIT’s Members’ Capital, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, allocated to the Fund by GAIT for the nine months ended September 30, 2024 and 2023 were $32,629 and $32,494, respectively.

Professional Fees

GAIT shall pay, or reimburse the Manager, for expenses arising in connection with the Fund’s audit, tax and legal fees (“professional fees”). The total professional fees allocated to the Fund by GAIT for the nine months ended September 30, 2024 and 2023 were $161,946 and $144,370, respectively.

See attached financial statements of Graham Alternative Investment Trading LLC.

Index

Graham Alternative Investment Fund II LLC

Core Macro Portfolio

Notes to Unaudited Consolidated Financial Statements (continued)
4. Fees and Related Party Transactions (continued)
Operating Expenses

GAIT shall pay, or reimburse the Manager, for expenses arising in connection with the Fund’s investments, operations, and business (“operating expenses”). For the nine months ended September 30, 2024 and 2023, GAIT reimbursed the Manager for operating expenses which were comprised of market data and technology costs associated with its assets allocated to the various Master Funds. The total operating expenses allocated to the Fund by GAIT for the nine months ended September 30, 2024 and 2023 were $16,719 and $15,960, respectively.

5. Income Taxes

No provision for income taxes has been made in the accompanying consolidated financial statements, as members are individually responsible for reporting income or loss based upon their respective share of the Fund’s income and expenses for income tax purposes.

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a “more-likely-than-not” threshold would be recorded as a tax expense in the current year. The Fund identifies its major tax jurisdictions as the U.S. for Federal tax purposes, Connecticut for state tax purposes and various international jurisdictions. The Manager has evaluated the Fund’s tax positions for all open tax years under the respective statutes of limitations (generally three years in the U.S. but varying in non-U.S. jurisdictions) and has concluded that there are no significant tax positions requiring recognition, measurement, or disclosure in the consolidated financial statements. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination. Any assessment for interest or penalties on taxes related to uncertain tax positions, when present, would be included in interest and penalties on tax on the consolidated statements of operations. No such interest and/or penalties were assessed to the Fund for the nine months ended September 30, 2024 and 2023.

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

See attached financial statements of Graham Alternative Investment Trading LLC.

Index

Graham Alternative Investment Fund II LLC

Core Macro Portfolio

Notes to Unaudited Consolidated Financial Statements (continued)
7. Financial Highlights

The following is the per Unit operating performance calculation for the three months ended September 30, 2024 and 2023:

	Class 0	Class 2	Class 3-B
Per unit operating performance
Net asset value per Unit, June 30, 2023	$223.94	$158.17	$–
Net income:
Net investment loss	(1.76)	(1.18)	–
Net gain on investments	17.36	12.26	–
Net income	15.60	11.08	–
Net asset value per Unit, September 30, 2023	$239.54	$169.25	$–

Net asset value per Unit, June 30, 2024	$241.88	$170.06	$98.65
Net loss:
Net investment income	0.90	0.33	0.54
Net loss on investments	(12.16)	(8.55)	(5.13)
Net loss	(11.26)	(8.22)	(4.59)
Net asset value per Unit, September 30, 2024	$230.62	$161.84	$94.06

The following represents ratios to average Members’ Capital and total return for the three months ended September 30, 2024 and 2023:

	Class 0		Class 2		Class 3-B
	2024	2023	2024	2023	2024	2023

Total return before Incentive Allocation	(4.66)%	8.14%	(4.83)%	7.95%	(4.65)%	–
Incentive Allocation	(0.00)	(1.17)	(0.00)	(0.94)	(0.00)	–
Total return after Incentive Allocation	(4.66)%	6.97%	(4.83)%	7.01%	(4.65)%	–

Net investment income before Incentive Allocation	0.38%	0.37%	0.20%	0.17%	0.58%	–
Incentive Allocation	(0.00)	(1.13)	(0.00)	(0.90)	(0.00)	–
Net investment income (loss) after Incentive Allocation	0.38%	(0.76)%	0.20%	(0.73)%	0.58%	–

Total expenses before Incentive Allocation	0.65%	0.73%	0.84%	0.92%	0.85%	–
Incentive Allocation	0.00	1.13	0.00	0.90	0.00	–
Total expenses after Incentive Allocation	0.65%	1.86%	0.84%	1.82%	0.85%	–

See attached financial statements of Graham Alternative Investment Trading LLC.

Index

Graham Alternative Investment Fund II LLC

Core Macro Portfolio

Notes to Unaudited Consolidated Financial Statements (continued)
7. Financial Highlights (continued)

The following is the per Unit operating performance calculation for the nine months ended September 30, 2024 and 2023:

	Class 0	Class 2	Class 3-B
Per unit operating performance
Net asset value per Unit, December 31, 2022	$224.59	$159.22	$–
Net income:
Net investment loss	(1.57)	(1.54)	–
Net gain on investments	16.52	11.57	–
Net income	14.95	10.03	–
Net asset value per Unit, September 30, 2023	$239.54	$169.25	$–

Net asset value per Unit, December 31, 2023	$224.32	$158.20	$–
Initial asset value per share, June 1, 2024	–	–	98.41
Net income:
Net investment income	1.90	0.51	0.56
Net gain (loss) on investments	4.40	3.13	(4.91)
Net income (loss)	6.30	3.64	(4.35)
Net asset value per Unit, September 30, 2024	$230.62	$161.84	$94.06

See attached financial statements of Graham Alternative Investment Trading LLC.

Index

Graham Alternative Investment Fund II LLC

Core Macro Portfolio

Notes to Unaudited Consolidated Financial Statements (continued)
7. Financial Highlights (continued)

The following represents ratios to average Members’ Capital and total return for the nine months ended September 30, 2024 and 2023:

	Class 0		Class 2		Class 3-B*
	2024	2023	2024	2023	2024	2023

Total return before Incentive Allocation	3.36%	7.82%	2.77%	7.24%	(4.42)%	–
Incentive Allocation	(0.55)	(1.16)	(0.47)	(0.94)	(0.00)	–
Total return after Incentive Allocation	2.81%	6.66%	2.30%	6.30%	(4.42)%	–

Net investment income (loss) before Incentive Allocation	1.32%	0.53%	0.76%	(0.05)%	0.59%	–
Incentive Allocation	(0.52)	(1.23)	(0.45)	(0.91)	(0.00)	–
Net investment income (loss) after Incentive Allocation	0.80%	(0.70)%	0.31%	(0.96)%	0.59%	–

Total expenses before Incentive Allocation	2.12%	2.11%	2.70%	2.65%	0.89%	–
Incentive Allocation	0.52	1.23	0.45	0.91	0.00	–
Total expenses after Incentive Allocation	2.64%	3.34%	3.15%	3.56%	0.89%	–

*For the period from June 1, 2024 through September 30, 2024.

Total return is calculated for Class 0, Class 2 and Class 3-B Units taken as a whole. Total return is calculated as the change in total Members’ Capital adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fee, and the Incentive Allocation. The net investment income (loss) and total expense ratios (including Incentive Allocation) are calculated for Class 0, Class 2 and Class 3-B Units taken as a whole and include net amounts allocated from GAIT. The computation of such ratios is based on the amount of net investment income (loss), expenses, and Incentive Allocation. Net investment income (loss) and total expense ratios are computed based upon the weighted average of Members’ Capital for Class 0, Class 2 and Class 3-B Units of the Fund for the three and nine months ended September 30, 2024 and 2023 and are not annualized.

8. Subsequent Events

The Fund had subscriptions of approximately $3.3 million and redemptions of approximately $0.5 million from October 1, 2024 through November 14, 2024, the date through which subsequent events were evaluated by management. These amounts have not been included in the consolidated financial statements.

See attached financial statements of Graham Alternative Investment Trading LLC.

Graham Alternative Investment Trading LLC

Statements of Financial Condition

	September 30, 2024 (Unaudited)	December 31, 2023 (Audited)
Assets
Investment in Graham Cash Assets LLC, at fair value	$58,564,739	$59,261,119
Investments in Master Funds, at fair value	7,272,112	6,589,443
Receivable from Master Funds	110	177
Total assets	$65,836,961	$65,850,739

Liabilities and members’ capital
Liabilities:
Redemptions payable	$176,576	$644,512
Accrued professional fees	168,082	186,519
Accrued advisory fees	78,814	80,684
Accrued sponsor fees	37,485	41,770
Accrued administrator’s fees	6,738	7,050
Accrued operating expenses	3,509	3,689
Payable to Master Funds	37	–
Total liabilities	471,241	964,224

Members’ capital:
Class 0 Units (169,999.318 and 177,924.511 units issued and outstanding at $230.62 and $224.32 per unit, respectively)	39,204,595	39,912,274
Class 2 Units (127,924.037 and 143,198.231 units issued and outstanding at $161.84 and $158.20 per unit, respectively)	20,702,567	22,653,277
Class 3-A Units (4,142.221 and no units issued and outstanding at $95.68 and $ – per unit, respectively)	396,343	–
Class 3-B Units (27,938.463 and no units issued and outstanding at $94.06 and $ – per unit, respectively)	2,627,905	–
Class M Units (4,671.470 units issued and outstanding at $521.10 and $496.83 per unit, respectively)	2,434,310	2,320,964
Total members’ capital	65,365,720	64,886,515
Total liabilities and members’ capital	$65,836,961	$65,850,739

See accompanying notes.

Graham Alternative Investment Trading LLC

Condensed Schedules of Investments

	September 30, 2024 (Unaudited)		December 31, 2023 (Audited)
Description	Fair Value	Percentage of Members’ Capital	Fair Value	Percentage of Members’ Capital

Investments in Master Funds, at fair value
Graham Commodity Strategies LLC	$2,806,317	4.29%	$2,529,772	3.90%
Graham Derivatives Strategies LLC	1,099,731	1.69%	850,235	1.31%
Graham K4D Trading Ltd.	3,366,064	5.15%	3,209,436	4.95%
Total investments in Master Funds	$7,272,112	11.13%	$6,589,443	10.16%

See accompanying notes.

Graham Alternative Investment Trading LLC

Unaudited Statements of Operations and Incentive Allocation

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) gain allocated from investments in Master Funds:
Net realized (loss) gain on investments	$(3,467,738)	$5,613,862	$(197,268)	$5,991,144
Net increase (decrease) in unrealized appreciation on investments	136,935	(465,371)	1,694,218	(979,650)
Brokerage commissions and fees	(46,048)	(40,300)	(127,386)	(130,477)
Net (loss) gain allocated from investments in Master Funds	(3,376,851)	5,108,191	1,369,564	4,881,017

Net investment income allocated from investments in Master Funds	49,644	42,781	132,597	138,423

Investment income:
Interest income	631,067	700,034	2,148,491	1,563,219

Expenses:
Advisory fees	238,465	252,117	721,041	712,235
Sponsor fees	116,224	131,812	362,302	377,126
Professional fees	65,727	109,875	305,128	274,655
Administrator’s fee	20,194	21,972	61,685	62,538
Operating expenses	10,112	10,132	31,611	30,744
Interest expense	3,661	3,612	11,158	10,955
Total expenses	454,383	529,520	1,492,925	1,468,253
Net investment income of the Fund	176,684	170,514	655,566	94,966

Net (loss) income	(3,150,523)	5,321,486	2,157,727	5,114,406

Incentive allocation	–	(679,359)	(313,592)	(679,491)

Net (loss) income available for pro-rata allocation to all members	$(3,150,523)	$4,642,127	$1,844,135	$4,434,915

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Changes in Members’ Capital

For the Three and Nine Months Ended September 30, 2024

	Class 0		Class 2		Class 3-A
	Units	Capital	Units	Capital	Units	Capital

Members’ capital, December 31, 2023	177,924.511	$39,912,274	143,198.231	$22,653,277	–	$–
Subscriptions	1,077.459	247,000	2,005.123	323,000	–	–
Redemptions	(6,823.328)	(1,597,493)	(10,896.074)	(1,809,474)	–	–
Incentive allocation	–	(212,267)	–	(100,235)	–	–
Net income	–	3,716,586	–	2,046,953	–	–
Members’ capital, March 31, 2024	172,178.642	42,066,100	134,307.280	23,113,521	–	–
Initial subscription, June 1, 2024	–	–	–	–	750.000	75,000
Subscriptions	1,392.027	340,000	1,047.362	179,000	–	–
Redemptions	(3,311.442)	(805,858)	(7,933.567)	(1,366,825)	–	–
Incentive allocation	–	(315)	–	(731)	–	(44)
Net (loss) income	–	(418,225)	–	(256,029)	–	216
Members’ capital, June 30, 2024	170,259.227	41,181,702	127,421.075	21,668,936	750.000	75,172
Subscriptions	1,434.209	345,000	1,653.468	275,000	3,392.221	340,000
Redemptions	(1,694.118)	(395,336)	(1,150.506)	(188,944)	–	–
Incentive allocation	–	–	–	–	–	–
Net loss	–	(1,926,771)	–	(1,052,425)	–	(18,829)
Members’ capital, September 30, 2024	169,999.318	$39,204,595	127,924.037	$20,702,567	4,142.221	$396,343

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Changes in Members’ Capital (continued)

For the Three and Nine Months Ended September 30, 2024

	Class 3-B		Class M		Total
	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2023	–	$–	4,671.470	$2,320,964	$64,886,515
Subscriptions	–	–	–	–	570,000
Redemptions	–	–	–	(312,502)	(3,719,469)
Incentive allocation	–	–	–	312,502	–
Net income	–	–	–	232,298	5,995,837
Members’ capital, March 31, 2024	–	–	4,671.470	2,553,262	67,732,883
Initial subscription, May 1, 2024	750.000	75,000	–	–	75,000
Initial subscription, June 1, 2024	–	–	–	–	75,000
Subscriptions	1,524.212	150,000	–	–	669,000
Redemptions	–	–	–	(1,090)	(2,173,773)
Incentive allocation	–	–	–	1,090	–
Net loss	–	(642)	–	(12,907)	(687,587)
Members’ capital, June 30, 2024	2,274.212	224,358	4,671.470	2,540,355	65,690,523
Subscriptions	25,664.251	2,450,000	–	–	3,410,000
Redemptions	–	–	–	–	(584,280)
Incentive allocation	–	–	–	–	–
Net loss	–	(46,453)	–	(106,045)	(3,150,523)
Members’ capital, September 30, 2024	27,938.463	$2,627,905	4,671.470	$2,434,310	$65,365,720

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

See accompanying notes.

Index

Graham Alternative Investment Trading LLC

Unaudited Statements of Cash Flows

	Nine Months Ended September 30,
	2024	2023
Cash flows provided by (used in) operating activities
Net income	$2,157,727	$5,114,406
Adjustments to reconcile net income to net cash provided (used in) by operating activities:
Net income allocated from investments in Master Funds	(1,502,161)	(5,019,440)
Net income allocated from investment in Graham Cash Assets LLC	(2,148,491)	(1,563,219)
Proceeds from sale of investments in Master Funds	54,287,683	52,615,889
Proceeds from sale of investment in Graham Cash Assets LLC	38,396,008	34,218,247
Purchases of investments in Master Funds	(53,563,520)	(48,148,309)
Purchases of investment in Graham Cash Assets LLC	(35,455,704)	(38,115,239)
Changes in assets and liabilities:
(Decrease) in accrued professional fees	(18,437)	(52,957)
(Decrease) increase in accrued advisory fees	(1,870)	4,652
(Decrease) increase in accrued sponsor fees	(4,285)	954
(Decrease) increase in accrued administrator’s fee	(312)	251
(Decrease) increase in accrued operating expenses	(180)	207
Net cash provided by (used in) operating activities	2,146,458	(944,558)

Cash flows (used in) provided by financing activities
Subscriptions	4,799,000	4,514,000
Redemptions (net of redemptions payable)	(6,945,458)	(3,569,442)
Net cash (used in) provided by financing activities	(2,146,458)	944,558

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

Supplemental cash flow information
Interest paid	$11,158	$10,955

See accompanying notes.

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements

September 30, 2024

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

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated using the exchange rates at September 30, 2024 and December 31, 2023. Gains and losses resulting from foreign currency transactions are calculated using daily exchange rates prevailing on the transaction date. The Master Funds do not isolate the portion of results of operations from changes in foreign exchange rates on investments and cash from fluctuations arising from changes in market prices of investments held. The Master Funds’ currency translation gains and losses are included in the statements of operations and incentive allocation within net realized (loss) gain and net increase (decrease) in unrealized appreciation on investments.

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

GAIT’s investments in the Master Funds and Graham Cash Assets LLC (“Cash Assets”) have been valued at net asset value using the practical expedient. Accordingly, under U.S. GAAP, these investments are excluded from categorization in the fair value hierarchy. GAIT’s investments in the Master Funds and Cash Assets are discussed in Notes 3 and 4. There were no Level 3 assets or liabilities held at any point during the nine months ended September 30, 2024 or the year ended December 31, 2023 by GAIT, the Master Funds, or Cash Assets.

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

Credit Risk Related Contingent Features

OTC derivative instruments are subject to ISDA Master Agreements which generally require among other things, that the Master Funds maintain a predetermined level of net assets or rate of return and provide limits with respect to any decline in value over 1-month, 3-month and 12-month periods. If the Master Funds were to violate such provisions, the counterparty to these instruments could demand liquidation of the outstanding positions. There were no events that occurred throughout the nine months ended September 30, 2024 and the year ended December 31, 2023 which caused any counterparty to demand liquidation of any outstanding positions. Graham K4D Trading Ltd. had derivative instruments subject to credit risk related contingent features in a net liability position in the amount of $0 and $8,339,776 at September 30, 2024 and December 31, 2023, respectively. Graham Commodity Strategies LLC had no derivative instruments subject to credit risk related contingent features in a net liability position at September 30, 2024 and December 31, 2023. Graham Derivatives Strategies LLC had derivative instruments subject to credit risk related contingent features in a net liability position of $0 and $4,589 at September 30, 2024 and December 31, 2023, respectively.

New York Mercantile Exchange Corporate Membership

Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is a member of the New York Mercantile Exchange (“NYMEX”). As a result of its membership, Graham Commodity Strategies LLC owns two NYMEX seats and 30,000 shares of the CME Group. Graham Commodity Strategy LLC’s policy is to value the NYMEX seats and the shares of the CME Group at fair value. As of September 30, 2024 and December 31, 2023, the two NYMEX seats were valued at $287,000 and $240,000, respectively, and the 30,000 shares of CME Group were valued at $6,619,500 and $6,318,000, respectively, all of which are included within Exchange memberships on Graham Commodity Strategies LLC’s statements of financial condition. The NYMEX seats and CME Group shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
2. Summary of Significant Accounting Policies (continued)

Chicago Mercantile Exchange Membership

Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is also a member of the Chicago Mercantile Exchange (“CME”). As a result of its membership, Graham Commodity Strategies LLC owns two CME seats and 2,232 shares of the CME Group. Graham Commodity Strategies LLC’s policy is to value the CME seats and the shares of the CME Group at fair value. As of September 30, 2024 and December 31, 2023, the two CME seats were valued at $537,000 and $382,500, respectively, and the 2,232 shares of CME Group were valued at $492,491 and $470,059, respectively, all of which are included within Exchange memberships on Graham Commodity Strategies LLC’s statement of financial condition. The CME seats and CME Group shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Graham K4D Trading Ltd., a Master Fund in which GAIT invests, is a member of the CME. As a result of its membership, Graham K4D Trading Ltd. owns one CME seat and 4,085 shares of the CME Group. Graham K4D Trading Ltd.’s policy is to value the CME seat and the shares of the CME Group at fair value. As of September 30, 2024 and December 31, 2023, the CME seat was valued at $147,500 and $114,000, respectively, and the 4,085 shares of the CME Group were valued at $901,355 and $860,301, respectively, all of which are included in Exchange memberships on Graham K4D Trading Ltd.’s statement of financial condition. The CME seat and CME Group shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Chicago Board of Trade Membership

As of September 30, 2024, Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is also a member of the Chicago Board of Trade (“CBOT”) under Rule 106.S and owns 3,265 shares of the CME Group as a result of its CBOT membership. Graham Commodity Strategies LLC’s policy is to value the CME shares at fair value. As of September 30, 2024 and December 31, 2023, the 3,265 shares of the CME Group were valued at $720,422 and $687,609, respectively, and are included in Exchange memberships on Graham Commodity LLC’s statement of financial condition. The CME shares are considered Level 1 assets as described in the Fair Value section of Note 2.

As of September 30, 2024, Graham Derivatives Strategies LLC, a Master Fund in which GAIT invests, is also a member of the CBOT under Rule 106.S and owns one B-1/Full seat (“CBOT membership”). Graham Derivatives Strategies LLC’s policy is to value the CBOT seat at fair value. As of September 30, 2024 and December 31, 2023, the CBOT seat was valued at $362,750 and $309,500, respectively, and is included in Exchange memberships on Graham Derivatives Strategies LLC’s statement of financial condition. The CBOT membership is considered a Level 1 asset as described in the Fair Value section of Note 2.

Graham K4D Trading Ltd., a Master Fund in which GAIT, is also a member of the CBOT under Rule 106.S and owns two B-1/Full seats and one B-2/Associate seat (collectively, “CBOT memberships”). Graham K4D Trading Ltd.’s policy is to value the CBOT memberships at fair value. As of September 30, 2024 and December 31, 2023, the two B-1/Full seats were valued at a total of $725,500 and $619,000, respectively, and the B-2/Associate seat was valued at $65,250 and $60,000, respectively, all of which are included in Exchange memberships on Graham K4D Trading Ltd.’s statement of financial condition. Additionally, Graham K4D Trading Ltd. owns 970 shares of the CME Group as a result of its CBOT membership. Graham K4D Trading Ltd.’s policy is to value the CME Group shares at fair value. As of September 30, 2024 and December 31, 2023, the 970 shares of the CME Group were valued at $214,031 and $204,282, respectively. The CBOT memberships and shares of the CME Group are considered Level 1 assets as described in the Fair Value section of Note 2.

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
2. Summary of Significant Accounting Policies (continued)

Commodity Exchange Membership

As of September 30, 2024, Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is also a member of the Commodity Exchange (“COMEX”) and owns two COMEX seats. Graham Commodity Strategies LLC’s policy is to value the COMEX seats at fair value. As of September 30, 2024 and December 31, 2023, the two COMEX seats were valued at $150,000 and $164,500 in total and is included in Exchange memberships on Graham Commodity Strategies LLC’s statement of financial condition. The COMEX seats are considered Level 1 assets as described in the Fair Value section of Note 2.

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

Cash and Cash Equivalents

GAIT classifies all highly liquid investments with a maturity of three months or less at the time of purchase as cash equivalents. Cash deposited with a bank is subject to credit risk. In the event of the bank’s insolvency, recovery of GAIT’s cash would be limited to account insurance or other protection afforded by such deposit. At September 30, 2024 and December 31, 2023, GAIT did not have any cash or cash equivalents.

Indemnifications

In the normal course of business, the Master Funds, Cash Assets, and GAIT enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. GAIT’s maximum exposure under these arrangements is unknown; however, GAIT has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At September 30, 2024 and December 31, 2023, no accruals have been recorded by GAIT for indemnifications.

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds

As of September 30, 2024 and December 31, 2023, GAIT invested in various Master Funds, all of which were managed by the Manager. GAIT’s investments in these Master Funds, as well as the investment objectives of each Master Fund, are summarized below. All of the Master Funds and GAIT are related parties. The Master Funds do not charge management fees or incentive allocation, and all offer monthly subscriptions and redemptions.

September 30, 2024
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (Loss) (nine months ended September 2024)

Global Macro Funds
Graham Commodity Strategies LLC	4.29%	$2,806,317	$1,487,185
Graham Derivatives Strategies LLC	1.69%	1,099,731	(787,569)

Systematic Macro Funds
Graham K4D Trading Ltd.	5.15%	3,366,064	707,112
	11.13%	$7,272,112	$1,406,728

December 31, 2023
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (Loss) (nine months ended September 2023)

Global Macro Funds
Graham Commodity Strategies LLC	3.90%	$2,529,772	$3,412,982
Graham Derivatives Strategies LLC	1.31%	850,235	(656,208)

Systematic Macro Funds
Graham K4D Trading Ltd.	4.95%	3,209,436	2,262,666
	10.16%	$6,589,443	$5,019,440

The following table summarizes the financial position of each Master Fund as of September 30, 2024:

	Graham Commodity Strategies LLC (Delaware)	Graham Derivatives Strategies LLC (Delaware)	Graham K4D Trading Ltd. (BVI)
Assets:
Fixed income securities, at fair value (cost $13,567,089)	$–	$–	$13,804,379
Due from brokers	74,968,739	13,301,398	34,196,959
Exchange memberships, at fair value	8,806,413	362,750	2,053,636
Derivative financial instruments, at fair value	1,990,083	16,435,063	19,102,856
Interest receivable	294,392	54,197	217,285
Total assets	86,059,627	30,153,408	69,375,115

Liabilities:
Derivative financial instruments, at fair value	4,006,286	–	–
Interest payable	13,177	12,619	119,226
Total liabilities	4,019,463	12,619	119,226
Members’ Capital / Net Assets	$82,040,164	$30,140,789	$69,255,889

Percentage of Master Fund held by GAIT	3.42%	3.65%	4.86%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of September 30, 2024:

Description	Number of Contracts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC
Exchange memberships (cost $3,649,411)
United States (cost $3,649,411)
Financial services (cost $3,649,411)		$8,806,413	10.73%
Total exchange memberships		$8,806,413	10.73%

Derivative financial instruments
Long contracts
Futures
Commodity		$1,032,335	1.26%
Foreign bond		3,322,459	4.04%
Foreign index		234,435	0.29%
Interest rate		(234,189)	(0.29)%
U.S. bond
U.S. 5 yr Note (CBT) December 2024	7,394	(5,770,250)	(7.03)%
U.S. 2 yr Note (CBT) December 2024	23,624	(7,304,672)	(8.90)%
U.S. 10 yr Note (CBT) December 2024	76	(18,703)	(0.02)%
U.S. 10 yr Ultra December 2024	27	(10,063)	(0.01)%
Total futures		(8,748,648)	(10.66)%

Forwards
Foreign currency		834,234	1.02%
Total forwards		834,234	1.02%

Options (cost $2,450,834)
Commodity futures		83,950	0.10%
Currency futures		1,921,948	2.34%
Interest rate futures		146,211	0.18%
U.S. bond futures
U.S. 5 yr Note Friday Week 1 October 2024, $110.50 - $111.50 Call	2	22,266	0.03%
U.S. 5 yr Note Friday Week 1 October 2024, $110.00 Put	1	128,625	0.16%
U.S. index futures		60,458	0.07%
Total options		2,363,458	2.88%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of September 30, 2024:

Description	Number of Contracts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity		$4,060	0.00%
Foreign bond		(1,583,864)	(1.93)%
Foreign index		(2,766,776)	(3.37)%
Interest rate		14,160	0.02%
U.S. bond
U.S. Ultra Bond (CBT) December 2024	(4,081)	9,455,500	11.53%
U.S. 2 yr - 5 yr Note (CBT) December 2024	(92)	36,508	0.04%
U.S. index		(502,113)	(0.61)%
Total futures		4,657,475	5.68%

Forwards
Foreign currency		298,101	0.36%
Total forwards		298,101	0.36%

Options (proceeds $1,602,164)
Commodity		(95,620)	(0.12)%
Currency futures		(1,064,200)	(1.30)%
Interest rate futures		(142,852)	(0.17)%
U.S. bond futures
U.S. 5 yr Note Friday Week 1 October 2024, $111.00 Call	(1)	(13,383)	(0.02)%
U.S. 5 yr Note Friday Week 1 October 2024, $109.50 Put	(1)	(96,328)	(0.12)%
U.S. index futures		(8,440)	(0.01)%
Total options		(1,420,823)	(1.74)%
Total derivative financial instruments		$(2,016,203)	(2.46)%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of September 30, 2024:

Description	Number of Contracts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Derivatives Strategies LLC
Exchange memberships (cost $305,000)
United States (cost $305,000)
Financial services (cost $305,000)		$362,750	1.20%
Total exchange memberships		$362,750	1.20%

Derivative financial instruments
Long contracts
Futures
Commodity
Gold 100 Oz December 2024	141	$(124,360)	(0.41)%
Other commodity		24,713	0.08%
Foreign bond		(24,498)	(0.08)%
Foreign index		(466,356)	(1.55)%
U.S. Bond
U.S. Ultra Bond (CBT) December 2024	112	(87,656)	(0.29)%
U.S. 2 yr - 10 yr Note (CBT) December 2024	687	(146,820)	(0.49)%
U.S. index		148,308	0.49%
Total futures		(676,669)	(2.25)%

Forwards
Japanese yen / U.S. dollar 12/18/2024	¥440,412,671	(29,314)	(0.10)%
Other foreign currency		325,886	1.08%
Total forwards		296,572	0.98%

Options (cost $31,566,411)
Commodity futures
Gold Future (CMX) December 2024, $2,650.00 Call	1	2,129,490	7.07%
Currency futures
U.S. dollar / Japanese yen (Digital) October 2024 - December 2024, $130.00 – $139.00 Put	9	3,435,786	11.40%
U.S. dollar / Japanese yen October 2024, $144.00 - $144.50 Call	2	48,332	0.16%
U.S. dollar / Japanese yen October 2024 - March 2025, $130.00 - $143.50 Put	8	1,268,968	4.21%
Other currency futures		5,541,140	18.38%
Interest rate futures		300,184	1.00%
U.S. bond futures
U.S. 10 yr future November 2024, $115.50 Call	1	2,536,000	8.41%
U.S. 10 yr future November 2024, $117.50 Call	1	153,047	0.51%
U.S. 2 yr future November 2024 - December 2024, $103.50 - $104.00 Put	3	1,182,328	3.92%
U.S. index futures
S&P 500 E-mini December 2024, $5,900.00 Call	1	11,336,925	37.61%
S&P 500 E-mini October 2024, $5,625.00 Put	1	1,493,888	4.96%
Total options		29,426,088	97.63%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of September 30, 2024:

Description	Number of Contracts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Derivatives Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity
Gold 100 Oz December 2024	(54)	$(48,770)	(0.16)%
Other commodity		(473)	(0.00)%
Foreign bond		5,171	0.02%
Foreign index		13,926	0.05%
U.S. bond
U.S. 2 yr - 10 yr Note (CBT) December 2024	(3,532)	630,937	2.09%
U.S. Ultra December 2024	(271)	154,422	0.51%
U.S. Long Bond (CBT) December 2024	(248)	57,594	0.19%
U.S. index
S&P 500 E-mini December 2024	(84)	(56,513)	(0.19)%
Total futures		756,294	2.51%

Forwards
Foreign currency		(78,924)	(0.26)%
Total forwards		(78,924)	(0.26)%

Options (proceeds $12,420,497)
Commodity futures
Gold Future (CMX) December 2024, $2,800.00 Call	(1)	(1,301,860)	(4.32)%
Currency futures
U.S. dollar / Japanese yen October 2024, $144.50 Call	(1)	(14,772)	(0.05)%
U.S. dollar / Japanese yen October 2024 - November 2024, $133.00 - $141.00 Put	(5)	(458,657)	(1.52)%
Other currency futures		(365,881)	(1.21)%
Interest rate futures		(83,624)	(0.28)%
U.S. bond futures
U.S. 10 yr future November 2024, $116.50 Call	(1)	(1,257,094)	(4.17)%
U.S. 2 yr future November 2024, $103.50 Put	(1)	(244,297)	(0.81)%
U.S. index futures
S&P 500 E-mini December 2024, $6,000.00 Call	(1)	(8,454,400)	(28.04)%
S&P 500 E-mini October 2024, $5,550.00 Put	(1)	(1,107,713)	(3.68)%
Total options		(13,288,298)	(44.08)%
Total derivative financial instruments		$16,435,063	54.53%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of September 30, 2024:

Description	Principal Amount / Notional Amount	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd.
Fixed income securities (cost $13,567,089)
Government Bonds (cost $13,567,089)
United States (cost $13,567,089)
U.S. Treasury bond 0.00% due 01/23/2025	$14,000,000	$13,804,379	19.93%
Total Government Bonds		13,804,379	19.93%
Total fixed income securities (cost $13,567,089)		$13,804,379	19.93%

Exchange memberships (cost $1,924,208)
United States (cost $1,924,208)
Financial services (cost $1,924,208)		$2,053,636	2.97%
Total exchange memberships		$2,053,636	2.97%

Derivative financial instruments
Long contracts
Futures
Commodity		$7,816,263	11.29%
Currency		(46,529)	(0.07)%
Foreign bond		1,991,824	2.88%
Foreign index		7,379,527	10.66%
Interest rate		617,735	0.89%
U.S. bond		(409,769)	(0.59)%
U.S. index		1,686,032	2.43%
Total futures		19,035,083	27.49%

Forwards
British pound / U.S. dollar 12/18/2024	£115,243,000	3,682,360	5.32%
Other foreign currency		407,729	0.59%
Total forwards		4,090,089	5.91%

Swaps (cost $5,317,877)
Interest rate		5,438,042	7.85%
Total swaps		5,438,042	7.85%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of September 30, 2024:

Description	Notional Amount	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd. (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity		$(1,957,693)	(2.83)%
Currency		884	0.00%
Foreign bond		21,533	0.03%
Foreign index		(221,566)	(0.32)%
Interest rate		28,618	0.04%
U.S. bond		1,063	0.00%
U.S. index		(91,155)	(0.13)%
Total futures		(2,218,316)	(3.21)%

Forwards
British pound / U.S. dollar 12/18/2024	£(3,211,000)	(36,711)	(0.05)%
Other foreign currency		(5,254,369)	(7.59)%
Total forwards		(5,291,080)	(7.64)%

Swaps (proceeds $2,421,327)
Interest rate		(1,950,962)	(2.82)%
Total swaps		(1,950,962)	(2.82)%
Total derivative financial instruments		$19,102,856	27.58%

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table shows the fair value classification of each investment type by Master Fund as of September  30, 2024:

	Graham Commodity Strategies LLC	Graham Derivatives Strategies LLC	Graham K4D Trading Ltd.
Assets
Level 1:
Commodity futures	$1,182,360	$61,013	$9,685,891
Commodity futures options	83,950	2,129,490	–
Currency futures	–	–	37,946
Exchange memberships*	8,806,413	362,750	2,053,636
Foreign bond futures	3,351,916	18,268	2,920,627
Foreign index futures	234,435	38,783	7,962,115
Interest rate futures	14,480	–	750,743
Interest rate futures options	146,211	300,184	–
U.S. bond futures	9,494,632	842,985	313,336
U.S. bond futures options	150,891	3,871,375	–
U.S. index futures	–	148,683	1,686,032
U.S. index futures options	60,458	12,830,813	–
Total Level 1	23,525,746	20,604,344	25,410,326

Level 2:
Currency futures options	1,921,948	10,294,226	–
Foreign currency forwards	1,451,443	388,228	5,565,534
Government bonds*	–	–	13,804,379
Interest rate swaps	–	–	5,583,125
Total Level 2	3,373,391	10,682,454	24,953,038
Total investment related assets	$26,899,137	$31,286,798	$50,363,364

Liabilities
Level 1:
Commodity futures	$(145,965)	$(209,903)	$(3,827,321)
Commodity futures options	(95,620)	(1,301,860)	–
Currency futures	–	–	(83,591)
Foreign bond futures	(1,613,321)	(37,595)	(907,270)
Foreign index futures	(2,766,776)	(491,213)	(804,154)
Interest rate futures	(234,509)	–	(104,390)
Interest rate futures options	(142,852)	(83,624)	–
U.S. bond futures	(13,106,312)	(234,508)	(722,042)
U.S. bond futures options	(109,711)	(1,501,391)	–
U.S. index futures	(502,113)	(56,888)	(91,155)
U.S. index futures options	(8,440)	(9,562,113)	–
Total Level 1	(18,725,619)	(13,479,095)	(6,539,923)

Level 2:
Currency futures options	(1,064,200)	(839,310)	–
Foreign currency forwards	(319,108)	(170,580)	(6,766,525)
Interest rate swaps	–	–	(2,096,045)
Total Level 2	(1,383,308)	(1,009,890)	(8,862,570)
Total investment related liabilities	$(20,108,927)	$(14,488,985)	$(15,402,493)

* See each Master Fund’s condensed schedule of investments for breakout of industry and geographic region.

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham Commodity Strategies LLC based on its average quarterly notional amounts and number of contracts for the nine months ended September 30, 2024. The table also displays the fair value of derivative contracts held by Graham Commodity Strategies LLC at September 30, 2024 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and derivative liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$132,767,385	970	$(10,089,733)	(130)	$1,182,360	$(145,965)
Options (a)	1,009,746	41	(838,594)	(75)	83,950	(95,620)
	133,777,131	1,011	(10,928,327)	(205)	1,266,310	(241,585)

Equity price
Futures	122,061,270	633	(227,888,976)	(1,752)	234,435	(3,268,889)
Options (a)	6,492,159	310	(10,232,498)	(534)	60,458	(8,440)
	128,553,429	943	(238,121,474)	(2,286)	294,893	(3,277,329)
Foreign currency exchange rate
Forwards	432,501,959	N/A	(570,366,887)	N/A	1,451,443	(319,108)
Options (a)	73,146,515	37	(68,048,395)	(31)	1,921,948	(1,064,200)
	505,648,474	37	(638,415,282)	(31)	3,373,391	(1,383,308)

Interest rate
Futures	4,012,430,881	22,371	(503,479,884)	(3,149)	12,861,028	(14,954,142)
Options (a)	35,289,273	721	(35,206,526)	(1,584)	297,102	(252,563)
	4,047,720,154	23,092	(538,686,410)	(4,733)	13,158,130	(15,206,705)
Total	$4,815,699,188	25,083	$(1,426,151,493)	(7,255)	$18,092,724	$(20,108,927)

(a)	Notional amounts for options are based on the delta-adjusted positions.

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham Derivatives Strategies LLC based on its average quarterly notional amounts and number of contracts for the nine months ended September 30, 2024. The table also displays the fair value of derivative contracts held by Graham Derivatives Strategies LLC at September 30, 2024 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and derivative liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$56,790,272	395	$(13,938,892)	(104)	$61,013	$(209,903)
Options (a)	103,999,797	1,830	(63,437,054)	(2,235)	2,129,490	(1,301,860)
	160,790,069	2,225	(77,375,946)	(2,339)	2,190,503	(1,511,763)

Equity price
Futures	147,289,323	1,542	(49,111,007)	(554)	187,466	(548,101)
Options (a)	313,992,032	2,932	(291,457,554)	(3,101)	12,830,813	(9,562,113)
	461,281,355	4,474	(340,568,561)	(3,655)	13,018,279	(10,110,214)
Foreign currency exchange rate
Forwards	263,679,587	N/A	(431,508,306)	N/A	388,228	(170,580)
Options (a)	575,108,939	23	(464,716,233)	(20)	10,294,226	(839,310)
	838,788,526	23	(896,224,539)	(20)	10,682,454	(1,009,890)

Interest rate
Futures	356,074,702	1,953	(439,607,201)	(2,780)	861,253	(272,103)
Options (a)	609,448,985	21,851	(590,986,789)	(21,076)	4,171,559	(1,585,015)
	965,523,687	23,804	(1,030,593,990)	(23,856)	5,032,812	(1,857,118)
Total	$2,426,383,637	30,526	$(2,344,763,036)	(29,870)	$30,924,048	$(14,488,985)

(a)	Notional amounts for options are based on the delta-adjusted positions.

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham K4D Trading Ltd. based on its average quarterly notional amounts and number of contracts for the nine months ended September 30, 2024. The table also displays the fair value of derivative contracts held by Graham K4D Trading Ltd. at September 30, 2024 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and derivative liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$194,963,797	1,995	$(110,634,873)	(2,730)	$9,685,891	$(3,827,321)
	194,963,797	1,995	(110,634,873)	(2,730)	9,685,891	(3,827,321)

Equity price
Futures	401,594,863	3,011	(35,851,021)	(382)	9,648,147	(895,309)
	401,594,863	3,011	(35,851,021)	(382)	9,648,147	(895,309)
Foreign currency exchange rate
Forwards	241,806,700	N/A	(533,973,820)	N/A	5,565,534	(6,766,525)
Futures	16,890,723	169	(3,995,880)	(56)	37,946	(83,591)
	258,697,423	169	(537,969,700)	(56)	5,603,480	(6,850,116)

Interest rate
Futures	841,175,389	4,778	(1,251,027,885)	(6,753)	3,984,706	(1,733,702)
Swaps	176,736,781	65	(188,362,016)	(55)	5,583,125	(2,096,045)
	1,017,912,170	4,843	(1,439,389,901)	(6,808)	9,567,831	(3,829,747)
Total	$1,873,168,253	10,018	$(2,123,845,495)	(9,976)	$34,505,349	$(15,402,493)

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

When multiple derivative contracts are held with the same counterparty, the Master Funds will net the contracts in an asset position with the contracts in a liability position when covered by a master netting agreement or similar arrangements, for presentation in the statements of financial condition. The table below displays the amounts at September 30, 2024 by which the fair values of both derivative assets and derivative liabilities were reduced within the Master Funds’ statements of financial condition as a result of this netting. Gross amounts below correspond to the total derivative asset and derivative liability balances categorized by primary underlying risk and product type in the preceding tables. Collateral pledged (received) for derivative assets and derivative liabilities represent the cash amounts which are included in due from brokers on the statements of financial condition. Actual collateral pledged or received by the Master Funds may exceed these amounts.

Description	Gross Amount	Gross Amount Offset in the Statements of Financial Condition	Net Amount Presented in the Statements of Financial Condition	Collateral (Received) / Pledged	Net Amount

Graham Commodity Strategies LLC[1]
Derivative assets	$18,092,724	$(16,102,641)	$1,990,083	$–	$1,990,083
Derivative liabilities	$(20,108,927)	$16,102,641	$(4,006,286)	$4,006,286	$–

Graham Derivatives Strategies LLC[2]
Derivative assets	$30,924,048	$(14,488,985)	$16,435,063	$–	$16,435,063
Derivative liabilities	$(14,488,985)	$14,488,985	$–	$–	$–

Graham K4D Trading Ltd.[3]
Derivative assets	$34,505,349	$(15,402,493)	$19,102,856	$–	$19,102,856
Derivative liabilities	$(15,402,493)	$15,402,493	$–	$–	$–

1 Net derivative asset and liability amounts presented in the statements of financial condition are held with two counterparties. At September 30, 2024, additional collateral pledged in the amount of $70,962,453 was posted in support of derivative positions and is included in due from brokers on the statements of financial condition.

2 Net derivative asset amounts presented in the statements of financial condition are held with two counterparties. At September 30, 2024, additional collateral pledged in the amount of $13,301,398 was posted in support of derivative positions and is included in due from brokers on the statements of financial condition.

3 Net derivative asset amounts presented in the statements of financial condition are held with two counterparties. At September 30, 2024, additional collateral pledged in the amount of $34,196,959 was posted in support of derivative positions and is included in due from brokers on the statements of financial condition.

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table summarizes the results of operations of each Master Fund for the three months ended September 30, 2024:

	Graham Commodity Strategies LLC	Graham Derivatives Strategies LLC	Graham K4D Trading Ltd.

Net investment income	$893,350	$136,476	$318,983

Net realized (loss) gain on investments	(3,411,518)	8,772,859	(78,295,717)
Net (decrease) increase in unrealized appreciation on investments	(7,232,593)	(3,067,987)	9,371,963
Brokerage commissions and fees	(292,443)	(904,964)	(92,098)
Net (loss) gain on investments	(10,936,554)	4,799,908	(69,015,852)
Net (loss) income	$(10,043,204)	$4,936,384	$(68,696,869)

The following table summarizes the results of operations of each Master Fund for the nine months ended September 30, 2024:

	Graham Commodity Strategies LLC	Graham Derivatives Strategies LLC	Graham K4D Trading Ltd.

Net investment income	$2,468,416	$548,764	$661,597

Net realized gain (loss) on investments	49,451,520	(16,831,919)	(32,201,782)
Net (decrease) increase in unrealized appreciation on investments	(4,322,866)	(4,294,445)	35,802,085
Brokerage commissions and fees	(802,607)	(2,533,456)	(282,354)
Net gain (loss) on investments	44,326,047	(23,659,820)	3,317,949
Net income (loss)	$46,794,463	$(23,111,056)	$3,979,546

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table shows the gains and losses on all derivative instruments held by the Master Funds reported in net realized (loss) gain and net (decrease) increase in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the three months ended September 30, 2024:

	Graham Commodity Strategies LLC		Graham Derivatives Strategies LLC		Graham K4D Trading Ltd.
	Net realized gain	Net decrease in unrealized appreciation on investments	Net realized loss	Net decrease in unrealized appreciation on investments	Net realized loss	Net increase in unrealized appreciation on investments
Commodity price
Futures	$8,056,520	$1,164,843	$1,058,142	$(175,372)	$(8,619,059)	$2,016,866
Options	95,451	(23,930)	2,136,750	937,950	–	–
	8,151,971	1,140,913	3,194,892	762,578	(8,619,059)	2,016,866
Equity price
Futures	(1,933,283)	(3,952,561)	(5,105,596)	(194,413)	(31,535,456)	9,472,479
Options	(200,356)	(41,745)	759,837	(718,497)	–	–
	(2,133,639)	(3,994,306)	(4,345,759)	(912,910)	(31,535,456)	9,472,479
Foreign currency exchange rate
Forwards	(1,759,438)	840,597	(3,349)	215,820	(13,572,824)	(7,497,714)
Futures	–	–	–	–	(589,139)	(184,838)
Options	(103,140)	266,766	(8,271,763)	(4,290,573)	–	–
	(1,862,578)	1,107,363	(8,275,112)	(4,074,753)	(14,161,963)	(7,682,552)
Interest rate
Futures	19,334,197	(7,594,683)	1,659,930	239,673	(23,183,617)	5,138,540
Options	49,443	39,247	1,143,007	53,241	–	–
Swaps	–	–	–	–	(285,374)	131,051
	19,383,640	(7,555,436)	2,802,937	292,914	(23,468,991)	5,269,591
Total	$23,539,394	$(9,301,466)	$(6,623,042)	$(3,932,171)	$(77,785,469)	$9,076,384

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table shows the gains and losses on all derivative instruments held by the Master Funds reported in net realized gain (loss) and net increase (decrease) in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the nine months ended September 30, 2024:

	Graham Commodity Strategies LLC		Graham Derivatives Strategies LLC		Graham K4D Trading Ltd.
	Net realized gain	Net decrease in unrealized appreciation on investments	Net realized loss	Net decrease in unrealized appreciation on investments	Net realized loss	Net increase in unrealized appreciation on investments
Commodity price
Futures	$15,240,927	$1,040,896	$10,429,896	$(202,975)	$1,252,950	$10,689,598
Options	62,878	(21,230)	6,407,243	541,862	–	–
	15,303,805	1,019,666	16,837,139	338,887	1,252,950	10,689,598
Equity price
Futures	9,668,676	(4,083,936)	(7,796,564)	(360,635)	1,708,514	7,294,126
Options	(262,481)	46,568	(4,681,795)	1,392,834	–	–
	9,406,195	(4,037,368)	(12,478,359)	1,032,199	1,708,514	7,294,126
Foreign currency exchange rate
Forwards	(8,467,143)	(764,040)	2,092,677	269,668	(12,526,423)	7,466,442
Futures	–	–	–	–	(224,103)	210,238
Options	(399,730)	52,818	(33,189,436)	(7,217,054)	–	–
	(8,866,873)	(711,222)	(31,096,759)	(6,947,386)	(12,750,526)	7,676,680
Interest rate
Futures	40,930,419	(3,099,635)	(8,334,632)	827,493	(22,298,827)	9,361,953
Options	146,974	93,876	2,188,476	(452,681)	–	–
Swaps	–	–	–	–	(167,010)	436,935
	41,077,393	(3,005,759)	(6,146,156)	374,812	(22,465,837)	9,798,888
Total	$56,920,520	$(6,734,683)	$(32,884,135)	$(5,201,488)	$(32,254,899)	$35,459,292

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

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
4. Graham Cash Assets LLC

GAIT invests a portion of its excess liquidity in Cash Assets, an entity for which the Manager is also the sole investment advisor. Cash Assets commenced operations on June 22, 2005 and was formed as a Delaware Limited Liability Company for the purpose of consolidating investment activity of multiple funds managed by the Manager. Its objective is to preserve capital while enhancing return on cash balances and providing daily liquidity. Cash Assets maintains cash and cash equivalents on deposit with major U.S. institutions, which may exceed federally insured limits. It also invests in debt obligations guaranteed by the U.S. Federal government, which generally range in maturity from one day to thirty months. Cash Assets currently intends to hold all fixed income securities until maturity and values them at amortized cost which approximates fair value.  If Cash Assets were forced to sell some of its securities in the open market before they mature to meet unanticipated redemption requests (whether from GAIT or other entities affiliated with the Manager), the market value of the securities at such time may be below their amortized cost, causing a loss for GAIT’s investors. GAIT’s investment in Cash Assets is valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP based upon GAIT’s proportionate share of Cash Assets’ reported net asset value. GAIT’s investment in Cash Assets at September 30, 2024 and December 31, 2023 is $58,564,739 and $59,261,119 which represents a percentage of GAIT’s Members’ Capital of 89.60% and 91.33%, respectively.

GAIT records its proportionate share of Cash Assets’ investment income and expenses on a monthly basis.  For the three and nine months ended September 30, 2024, the total amount recognized by GAIT with respect to its investment in Cash Assets was $726,500 and $2,243,924, respectively.  For the three and nine months ended September 30, 2023, the total amount recognized by GAIT with respect to its investment in Cash Assets was $700,034 and $1,563,219, respectively.  These amounts are included in both interest income and net realized (loss) gain on investment in the statements of operations and incentive allocation. At September 30, 2024 and December 31, 2023, GAIT owned approximately 0.91% and 1.02%, respectively, of Cash Assets. The following table summarizes the financial position of Cash Assets as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Assets:
Cash and cash equivalents	$203,934,716	$460,097,864
Investments in fixed income securities (amortized cost $6,232,378,309 and $5,504,095,501 respectively)	6,232,378,309	5,504,095,501
Interest receivable	17,401,197	9,828,433
Total assets	6,453,714,222	5,974,021,798

Liabilities:
Due to broker	132	141,603,651
Total liabilities	132	141,603,651
Members’ capital	$6,453,714,090	$5,832,418,147

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
4. Graham Cash Assets LLC (continued)

The following table summarizes the results of operations of Cash Assets for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net gain on investments
Net realized gain on investments	$10,790,020	$–	$10,790,020	$–
Net gain on investments	10,790,020	–	10,790,020	–

Investment income
Interest income	72,759,094	70,042,403	237,301,220	159,361,621
Total investment income	72,759,094	70,042,403	237,301,220	159,361,621

Expenses:
Bank fee expense	151,760	195,257	509,826	491,845
Total expenses	151,760	195,257	509,826	491,845
Net investment income	72,607,334	69,847,146	236,791,394	158,869,776
Net income	$83,397,354	$69,847,146	$247,581,414	$158,869,776

The following represents the condensed schedule of investments of Cash Assets as of September 30, 2024:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (amortized cost $6,232,378,309)
United States
Government Bonds (amortized cost $2,708,714,437)
U.S. Treasury bond 0.75% due 04/30/2026	$500,000,000	$472,110,165	7.32%
U.S. Treasury bond 0.88% due 09/30/2026	500,000,000	466,964,345	7.24%
U.S. Treasury bond 1.63% due 05/15/2026	500,000,000	479,955,999	7.44%
U.S. Treasury bond 3.75% due 04/15/2026	500,000,000	493,526,218	7.65%
U.S. Treasury bond 1.13% - 1.75% due 10/31/2026 - 01/31/2027	850,000,000	796,157,710	12.32%
Total Government Bonds		2,708,714,437	41.97%

Treasury Bills (amortized cost $3,523,663,872)
U.S. Treasury bills 0.00% due 10/01/2024	450,000,000	449,955,046	6.97%
U.S. Treasury bills 0.00% due 12/19/2024	375,000,000	370,739,418	5.74%
U.S. Treasury bills 0.00% due 10/03/2024 – 02/20/2025	2,725,000,000	2,702,969,408	41.89%
Total Treasury Bills		3,523,663,872	54.60%
Total United States		6,232,378,309	96.57%
Total Investments in Fixed Income Securities		$6,232,378,309	96.57%

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

Cash Assets reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP. The following table shows the fair value classification of each investment type held by Cash Assets as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Assets
Level 2:
Fixed income securities
Government bonds	$2,708,714,437	$2,780,805,691
Treasury bills	3,523,663,872	2,723,289,810
Total fixed income securities	6,232,378,309	5,504,095,501
Total Level 2	6,232,378,309	5,504,095,501
Total assets	$6,232,378,309	$5,504,095,501

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

6. Fees and Related Party Transactions

Advisory Fees

Class 0 and Class 2 of GAIT paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate of 1.50% of the Members’ Capital of such Class. Class 3-A and Class 3-B have an advisory fee at an aggregate annual rate of 1.50% and 2.00% of the Members’ Capital of such Class, respectively. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is affected with respect to Units of such Class during the month. Class M has no sponsor fee. The Advisory Fees paid to the Manager by Class 0, Class 2, Class 3-A and Class 3-B for the nine months ended September 30, 2024 and 2023 were $721,041 and $712,235, respectively.

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
6. Fees and Related Party Transactions (continued)

Sponsor Fees

Class 0 and Class 2 of GAIT paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Members’ Capital specified in the table below. Class 3-A, Class 3-B and Class M of GAIT have no sponsor fee. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee. The Sponsor Fees paid to the Manager by Class 0 and Class 2 for the nine months ended September 30, 2024 and 2023 were $362,302 and $377,126, respectively.

Class 0	Class 2
0.50%	1.25%

Incentive Allocation

At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced effective as of the date of any redemption of any Units of such class by multiplying the loss carryforward by the ratio that the amount of assets redeemed from such class bears to the net assets of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made. The Incentive Allocation for the nine months ended September 30, 2024 and 2023 was $313,592 and $679,491, respectively.

Any portion of any of the above fees, including the Incentive Allocation, may be paid by the Manager to third parties as compensation for selling activities in connection with GAIT.

Administrator’s Fee

For the nine months ended September 30, 2024 and 2023, GAIT paid SEI a monthly administrator’s fee based on GAIT’s Members’ Capital, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, incurred by GAIT were $61,685 and $62,538, respectively.

Professional Fees

GAIT shall pay, or reimburse the Manager, for expenses arising in connection with GAIT’s audit, tax and legal fees (“professional fees”). The total professional fees incurred by GAIT for the nine months ended September 30, 2024 and 2023 were $305,128 and $274,655, respectively.

Operating Expenses

GAIT shall pay, or reimburse the Manager, for expenses arising in connection with the GAIT’s investments, operations, and business (“operating expenses”).  For the nine months ended September 30, 2024 and 2023, GAIT reimbursed the Manager for operating expenses which were comprised of market data and technology costs associated with its assets allocated to the various Master Funds. The total operating expenses incurred by GAIT for the nine months ended September 30, 2024 and 2023 were $31,611 and $30,744, respectively.

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
7. Income Taxes

No provision for income taxes has been made in the accompanying financial statements, as members are individually responsible for reporting income or loss based upon their respective share of GAIT’s income and expenses for income tax purposes.

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing GAIT’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a “more-likely-than-not” threshold would be recorded as a tax expense in the current year. GAIT identifies its major tax jurisdictions as the U.S. for Federal tax purposes, Connecticut for state tax purposes and various international jurisdictions. The Manager has evaluated GAIT’s tax positions for all open tax years under the respective statutes of limitations (generally three years in the U.S. but varying in non-U.S. jurisdictions) and has concluded that there are no significant tax positions requiring recognition, measurement, or disclosure in the financial statements. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination. Any assessment for interest or penalties on taxes related to uncertain tax positions, when present, would be included in interest and penalties on tax on the statements of operations and incentive allocation. No such interest and/or penalties were assessed to GAIT for the nine months ended September 30, 2024 and 2023.

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

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
9. Financial Highlights

The following is the per Unit operating performance calculation for the three months ended September 30, 2024 and 2023:

	Class 0	Class 2	Class 3-A	Class 3-B
Per unit operating performance
Net asset value per Unit, June 30, 2023	$223.94	$158.17	$-	$-
Net income:
Net investment loss	(1.77)	(1.16)	‑	‑
Net gain on investments	17.37	12.24	‑	‑
Net income	15.60	11.08	‑	‑
Net asset value per Unit, September 30, 2023	$239.54	$169.25	$-	$-

Net asset value per Unit, June 30, 2024	$241.88	$170.06	$100.23	$98.65
Net loss:
Net investment income	0.91	0.33	0.62	0.50
Net loss on investments	(12.17)	(8.55)	(5.17)	(5.09)
Net loss	(11.26)	(8.22)	(4.55)	(4.59)
Net asset value per Unit, September 30, 2024	$230.62	$161.84	$95.68	$94.06

The following represents ratios to average Members’ Capital, excluding the Manager, and total return for the three months ended September 30, 2024 and 2023:

	Class 0		Class 2		Class 3-A		Class 3-B
	2024	2023	2024	2023	2024	2023	2024	2023

Total return before Incentive Allocation	(4.66)%	8.14%	(4.83)%	7.95%	(4.54)%	‑	(4.65)%	‑
Incentive Allocation	(0.00)	(1.17)	(0.00)	(0.94)	(0.00)	‑	(0.00)	‑
Total return after Incentive Allocation	(4.66)%	6.97%	(4.83)%	7.01%	(4.54)%	‑	(4.65)%	‑

Net investment income before Incentive Allocation	0.38%	0.37%	0.20%	0.18%	0.64%	‑	0.53%	‑
Incentive Allocation	(0.00)	(1.13)	(0.00)	(0.89)	(0.00)	‑	(0.00)	‑
Net investment income (loss) after Incentive Allocation	0.38%	(0.76)%	0.20%	(0.71)%	0.64%	‑	0.53%	‑

Total expenses before Incentive Allocation	0.65%	0.73%	0.84%	0.92%	0.67%	‑	0.83%	‑
Incentive Allocation	0.00	1.13	0.00	0.89	0.00	‑	0.00	‑
Total expenses after Incentive Allocation	0.65%	1.86%	0.84%	1.81%	0.67%	‑	0.83%	‑

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
9. Financial Highlights (continued)

The following is the per Unit operating performance calculation for the nine months ended September 30, 2024 and 2023:

	Class 0	Class 2	Class 3-A	Class 3-B
Per unit operating performance
Net asset value per Unit, December 31, 2022	$224.59	$159.22	$–	$–
Net income:
Net investment loss	(1.54)	(1.51)	–	–
Net gain on investments	16.49	11.54	–	–
Net income	14.95	10.03	–	–
Net asset value per Unit, September 30, 2023	$239.54	$169.25	$–	$–

Net asset value per Unit, December 31, 2023	$224.32	$158.20	$–	$–
Initial asset value per share, May 1, 2024	–	–	–	100.00
Initial asset value per share, June 1, 2024	–	–	100.00	–
Net income (loss):
Net investment income	1.90	0.51	0.65	0.65
Net gain (loss) on investments	4.40	3.13	(4.97)	(6.59)
Net income (loss)	6.30	3.64	(4.32)	(5.94)
Net asset value per Unit, September 30, 2024	$230.62	$161.84	$95.68	$94.06

Index

Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
9. Financial Highlights (continued)

The following represents ratios to average Members’ Capital, excluding the Manager, and total return for the nine months ended September 30, 2024 and 2023:

	Class 0		Class 2		Class 3-A*		Class 3-B**
	2024	2023	2024	2023	2024	2023	2024	2023

Total return before Incentive Allocation	3.36%	7.82%	2.77%	7.24%	(4.26)%	–	(5.94)%	–
Incentive Allocation	(0.55)	(1.16)	(0.47)	(0.94)	(0.06)	–	(0.00)	–
Total return after Incentive Allocation	2.81%	6.66%	2.30%	6.30%	(4.32)%	–	(5.94)%	–

Net investment income (loss) before Incentive Allocation	1.32%	0.53%	0.76%	(0.06)%	0.67%	–	0.69%	–
Incentive Allocation	(0.52)	(1.21)	(0.45)	(0.89)	(0.01)	–	(0.00)	–
Net investment income (loss) after Incentive Allocation	0.80%	(0.68)%	0.31%	(0.95)%	0.66%	–	0.69%	–

Total expenses before Incentive Allocation	2.12%	2.10%	2.68%	2.65%	0.72%	–	1.11%	–
Incentive Allocation	0.52	1.21	0.45	0.89	0.01	–	0.00	–
Total expenses after Incentive Allocation	2.64%	3.31%	3.13%	3.54%	0.73%	–	1.11%	–

*For the period from June 1, 2024 through September 30, 2024.
**For the period from May 1, 2024 through September 30, 2024.

Total return is calculated for Class 0, Class 2, Class 3-A and Class 3-B units taken as a whole. Total return is calculated as the change in total Members’ Capital, excluding that of the Manager, adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fee, and the Incentive Allocation. The net investment income (loss) and total expense ratios (including Incentive Allocation) are calculated for the Class 0, Class 2, Class 3-A and Class 3-B units taken as a whole and include amounts from GAIT and net investment income (loss) and expenses allocated from Master Funds and investment income from Cash Assets. The computation of such ratios is based on the amount of net investment income (loss), total expenses and Incentive Allocation. Net investment income (loss) and total expense ratios are computed based upon the weighted average of Members’ Capital of GAIT, excluding that of the Manager, for the three and nine months ended September 30, 2024 and 2023 and have not been annualized.

10. Subsequent Events

GAIT had subscriptions of approximately $4.6 million and redemptions of approximately $0.7 million from October 1, 2024 through November 14, 2024, the date through which subsequent events were evaluated by management. These amounts have not been included in the financial statements.

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

For the three months ended September 30, 2024, the Core Macro Portfolio’s Members’ Capital decreased by $370,689 or -1.1%. The net decrease in the Core Macro Portfolio was attributable to redemptions totaling $298,686 or -0.8% and a net loss of $1,672,003 or -4.8%, offset by subscriptions of $1,600,000 or 4.5%, for the period.

For the nine months ended September 30, 2024, the Core Macro Portfolio’s Members’ Capital increased by $838,321 or 2.5%. The net increase in the Core Macro Portfolio was attributable to a net income of $914,938 or 2.8% and subscriptions of $2,392,000 or 7.0%, offset by redemptions totaling $2,468,617 or - 7.3% for the period.

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

2024 Summary

Three Months Ended September 30, 2024

For the three months ended September 30, 2024, the Core Macro Portfolio experienced a net trading loss of $1,760,470. The trading results are attributable to the following sectors:

Agriculture / Softs	$48,923
Base Metals	(16,794)
Energy	(320,360)
Equities	(734,844)
Foreign Exchange	(890,494)
Long Term / Intermediate Rates	(271,793)
Precious Metals	359,986
Short Term Rates	64,906
$(1,760,470)

The Core Macro Portfolio posted trading losses in the third quarter of 2024, particularly during July and early August when global markets experienced significant short-term volatility and sharp reversals. Currencies were the weakest performing sector due to long exposure to the U.S. dollar versus several global counterparts, including the euro, Chinese yuan, Japanese yen, and Swiss franc. In equities, mixed long and short positioning in U.S. benchmark indices and long positions in Japanese and European benchmark indices led to losses. The portfolio recorded losses in fixed income from trading long and short across the yield curves in the U.S. and Europe. In commodities, long positions in metals and coffee drove gains, which were partially offset by losses from mixed long and short positions in various energy markets.

Advisory, Sponsor, and Administrator’s Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the three months ended September 30, 2024, Advisory Fees decreased by $6,772 or -4.9%, Sponsor Fees decreased by $4,664 or -6.8%, and Administrator’s Fees decreased by $897 or -7.7% in the Fund over the corresponding period of the preceding year. The movements are consistent with the timing of profit and loss and capital activity during the quarter. During the same period, interest income decreased by $31,338 or -8.0%. Interest was earned on free cash at an average annualized yield of 4.24% for the three months ended September 30, 2024 compared to 4.49% for the same period in 2023.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the there months ended September 30, 2024 and 2023, the Incentive Allocation was $0 and $377,471, respectively. This was the result of a net gain before incentive allocation for the three months ended September 30, 2023. For the three months ended September 30, 2024, the portfolio has not yet recovered previous losses. There was no Incentive Allocation for this period.

Index
The following table illustrates the sector distribution of the Fund’s investments in Master Funds as of September 30, 2024 based on the fair value of the underlying assets and liabilities in each Master Fund including both long and short positions. Positive percentages represent net assets whereas negative percentages represent a net liability.

Agriculture / Softs	2.6%
Base Metals	(6.4)%
Energy	(7.6)%
Equities	72.1%
Foreign Exchange	(30.9)%
Long Term / Intermediate Rates	42.5%
Precious Metals	0.6%
Short Term Rates	27.1%
100.0%

Nine Months Ended September 30, 2024

For the nine months ended September 30, 2024, the Core Macro Portfolio experienced a net trading gain of $755,735. The trading results are attributable to the following sectors:

Agriculture / Softs	$329,639
Base Metals	150,008
Energy	(124,606)
Equities	217,612
Foreign Exchange	(632,783)
Long Term / Intermediate Rates	34,700
Precious Metals	588,844
Short Term Rates	192,321
$755,735

The Core Macro Portfolio recorded trading gains year-to-date through Q3 2024. Commodities were the top performing sector due to long positions in gold, copper, and soft commodities. In equities, long positions in Japanese benchmark indices and the NASDAQ Index led to gains. Mixed long and short positions across the U.S. yield curve led to profits in fixed income, which were partially offset by losses from mixed positions across the European yield curve. In currencies, losses resulted mainly from long exposure to the U.S. dollar versus the euro and the Chinese yuan during the third quarter, as well as from long positions in the Mexican peso versus the U.S. dollar and mixed positions in the New Zealand dollar and Australian dollar.

Advisory, Sponsor, and Administrator’s Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the nine months ended September 30, 2024, Advisory Fees increased by $12,483 or 3.3%, Sponsor Fees increased by $1,633 or 0.8%, and Administrator’s Fees increased by $135 or 0.4% in the Fund over the corresponding period of the preceding year. The movements are consistent with the timing of profit and loss and capital activity during the quarter. During the same period, interest income increased by $319,855 or 36.1%. Interest was earned on free cash at an average annualized yield of 4.73% for the nine months ended September 30, 2024 compared to 3.52% for the same period in 2023.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the nine months ended September 30, 2024 and 2023, the Incentive Allocation was $171,915 and $377,041, respectively. The decrease was the result of a lower New High Trading Profits before incentive allocation for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Index
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

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the nine months ended September 30, 2023 and 2022, the Incentive Allocation was $377,041 and $1,801,700, respectively. The decrease was the result of a lower New High Net Trading Profits before incentive allocation for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

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

Core Macro Portfolio
September 30, 2024	10.59%
December 31, 2023	10.04%
September 30, 2023	9.37%

Other than any potential market-imposed limitations on liquidity, the Fund’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Fund’s futures trading. Through September 30, 2024, the Fund experienced no meaningful periods of illiquidity in any of the markets traded by the Manager on behalf of the Fund.

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

Based on their evaluation as of September 30, 2024, the Manager, along with the Manager’s principal executive officer and principal financial officer, has concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) of the Fund and GAIF II were effective.

With respect to the certifications of the Principal Executive Officer and Principal Financial Officer included as Exhibit 31 hereto, the financial statements referred to therein and the representations and determinations of those officers contained in such certifications refer to and apply to both the Fund and GAIF II.

Changes in Internal Control Over Financial Reporting

There were no changes to the internal control over financial reporting of the Fund and GAIF II during the third quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Index
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in our 2023 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities

For the three months ended September 30, 2024, the Fund issued 15,678.933 Units in exchange for $1,600,000 with respect to the Core Macro Portfolio, in each case in a transaction that was not registered under the Securities Act of 1933, as amended (the “Act”). The Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Act and Rule 506 of Regulation D promulgated thereunder. All purchasers of the Units were accredited investors, as that term is defined under Rule 501 of Regulation D.

The following chart sets forth the issuance of Units of the Fund during each month of the quarter covered by this report.

Date	Total Number of Units Issued
July 1 – July 31, 2024	1,763.814
August 1 – August 31, 2024	618.125
September 1 – September 30, 2024	13,296.994
TOTAL	15,678.933

Issuer Purchases of Units

Date	(a) Total Number of Units Purchased[1]	(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2024	614.763	$237.40	N/A	N/A
August 1 – August 31, 2024	408.155	$231.27	N/A	N/A
September 1 – September 30, 2024	277.620	$210.18	N/A	N/A
TOTAL	1,300.538	$229.66	N/A	N/A

1 Represents number of Units redeemed by Members of the Fund in accordance with the LLC Agreement.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Mine Safety Disclosures – None

Item 5.	Other Information

During the quarter ended September 30, 2024, no officer of the Manager adopted or terminated either a Rule 10b5-1(c) trading arrangement or non-Rule 10b5-1(c) trading arrangement under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, in respect of Units of the Fund.

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

Dated: November 14, 2024	GRAHAM ALTERNATIVE INVESTMENT FUND II LLC
CORE MACRO PORTFOLIO

	By:	GRAHAM CAPITAL MANAGEMENT, L.P.
its Manager

By: /s/ Brian Douglas
Brian Douglas, Principal Executive Officer

By: /s/ George Schrade
George Schrade, Principal Financial Officer