Form 10-K
period 2024-12-31
GRAHAM ALTERNATIVE INVESTMENT FUND II LLC
filed 2025-03-26
CIK 1461237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on attestation to its management’s assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐       No ☑

Units of the Core Macro Portfolio with an aggregate value of $35,215,671 were outstanding and held by non-affiliates as of June 30, 2024.

As of March 1, 2025, 198,645.555 Units of the Core Macro Portfolio were outstanding.

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

The Core Macro Portfolio, the sole series of GAIF II,  uses a systematic trading program and a discretionary trading program. The Core Macro Portfolio units of interest (the “Units”) of GAIF II are registered under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and the financial information and statements contained herein are solely with respect to that Portfolio.

GAIF II invests in Graham Alternative Investment Ltd., a British Virgin Islands business company (the “Offshore Feeder”). The Offshore Feeder is designed to prevent investors in the Fund that are not subject to U.S. federal income tax from realizing “unrelated debt-financed income” or “unrelated business taxable income,” as each term is defined in the Internal Revenue Code of 1986, as amended, with respect to the investor’s investment in the Fund.  Assets invested in the Core Macro Portfolio will be invested by the Offshore Feeder in Graham Alternative Investment Trading LLC (“GAIT”), which is a Delaware limited liability company (“the Feeder Fund”). Trading on behalf of the Fund (as defined below) will be conducted in separate master funds (in a “master-feeder” fund structure) managed by the Manager (as defined below). For the purposes of this report, the term “Fund” shall include GAIF II, the Feeder Fund and the master funds in which they invest, unless the context implies otherwise. Graham Capital Management, L.P. (the “Manager”) is the Fund’s manager and the sole investment advisor to the Fund. The Manager’s website is www.grahamcapital.com.

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

As of February 29, 2024, the aggregate Net Asset Value (as defined below under “Allocation of Profit and Loss”) of the Units in GAIF II was $34,560,643. GAIF II operates on a calendar fiscal year.

Narrative Description of Business

(i)	General

GAIF II offers four classes (each a “Class”) of Units, being Class 0 Units, Class 2 Units, and effective March 19, 2024, Class 3-A Units and Class 3-B Units of the Core Macro Portfolio. As further described below under “Fees,” Class 0, Class 2, Class 3-A and Class 3-B Units of the portfolio differ only as to their applicable fees. Subscriptions for Units of any Class may be accepted by GAIF II as of the first business day of each month upon written notice of at least three business days prior to the last business day of the preceding month, and on such other notice and dates as the Manager may permit in its sole and absolute discretion.

Units of each Class are offered at their Net Asset Value per Unit as of the end of each month.  The minimum initial investment for each Class of Units is $10,000 and the minimum additional investment is $5,000.  Class 0 and Class 3-A are  primarily for “wrap fee programs". Wrap fee programs bundle the various services provided to a client by a broker or financial advisor in a single fee arrangement rather than charging the client fees for specific transactions. GAIF II will be continuously offered and has no limit on the maximum aggregate amount of subscriptions that may be contributed to it.

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

(ii)          The Manager

The Manager was organized in May 1994 as a Delaware limited partnership. The general partner of the Manager is KGT GP LLC, a Delaware limited liability company of which Kenneth G. Tropin is the sole director and ultimate sole owner.  The limited partner of the Manager is KGT Investment Partners L.P., a Delaware limited partnership of which KGT, Inc., a Delaware corporation, is the general partner and in which Mr. Tropin and members of his immediate family are significant beneficial owners.  Mr. Tropin is also the President and ultimate sole owner of KGT, Inc.  KGT, Inc. and KGT Investment Partners L.P. each became a listed Principal of the Manager effective July 27, 1994, while KGT GP LLC became a listed Principal of the Manager effective January 14, 2025. The Manager has been registered as a CPO and CTA under the Commodity Exchange Act (“CEA”) and has been a member of the NFA since July 27, 1994 and has been registered as an investment adviser with the SEC since March 20, 2012. As of March 1, 2025, the Manager has approximately 223 personnel and manages assets of over $20 billion. The Manager’s principal office is located at 40 Highland Avenue, Rowayton, Connecticut 06853 and its telephone number is (203) 899-3400. The Manager’s advisory services may in part be performed out of its branch office in West Palm Beach, Florida or New York City, New York and the office of the Manager’s London affiliate, Graham Capital LLP.

(iii)         The Trading Program

The Manager’s Investment Committee, which is comprised of Kenneth G. Tropin, Pablo Calderini, Brian Douglas, Barry S. Fox, Christopher McCann, Timothy Sperry, Kelly Tropin Whitridge, George Schrade, Jennifer Ancker Whelen, Brad Williams, Jason Slutsky and Thomas Feng make decisions with respect to the selection of strategies traded on behalf of the Fund.

Biographical information regarding the members of the Investment Committee as of December 31, 2024 is set forth below.

Kenneth G. Tropin, 71, is the Chairman and the founder of the Manager. In May 1994, he founded the Manager and became an Associated Person and Principal effective July 27, 1994. Mr. Tropin developed the firm's original trading programs and is responsible for the overall management of the organization, including the investment of its proprietary trading capital.

Pablo Calderini, 60, is the Vice Chairman and Co-Chief Investment Officer of the Manager and jointly oversees and supervises the Manager’s discretionary and systematic portfolio manager teams, trading and research alongside Jens Foehrenbach, President and Co-Chief Investment Officer. He joined the Manager in August 2010 and became an Associated Person and Principal of the Manager effective August 13, 2010. Mr. Calderini received a B.A. in Economics from Universidad Nacional de Rosario in 1987 and a Masters in Economics from Universidad del Cema in 1989, each in Argentina.

Brian Douglas, 51, C.P.A., is the Chief Executive Officer of the Manager.  In July 2004, he joined the Manager as Manager of Financial Reporting. Mr. Douglas became Director of Financial Reporting in April 2008. Mr. Douglas became Chief Financial Officer in April 2013, Chief Operating Officer in March 2019 and Chief Executive Officer in October 2021. Mr. Douglas is responsible for the management and oversight of the finance, administration, investor services, technology, human resources, legal and compliance departments. He became an Associated Person of the Manager effective February 1, 2013 and a Principal on April 1, 2013.  Mr. Douglas received a B.A. in accounting from Western Connecticut State University in May 1996.

George Schrade, 50, C.P.A., is the Chief Financial Officer of the Manager, responsible for overseeing the Manager’s Middle Office, Financial Reporting, Treasury Operations, and Corporate Accounting groups. He became an Associated Person of the Manager effective December 21, 2016 and a Principal on February 28, 2019. In June 2007, he joined the Manager as Senior Analyst in Financial Reporting and has held positions of increasing responsibility prior to becoming Chief Financial Officer in March 2019. Mr. Schrade received a B.S in Accounting from Quinnipiac University in May 1996.

Barry S. Fox, 61, is Managing Director of Quantitative Operations and Execution of the Manager. He became an Associated Person of the Manager effective November 10, 2000 and a Principal on November 15, 2007. Mr. Fox joined the Manager in August 2000. Mr. Fox received a B.S. in Business Administration from State University of New York at Buffalo in 1986.

Christopher McCann, 54, is the Chief Risk Officer of the Manager, responsible for identifying, monitoring and acting upon financial risks relative to financial returns in Manager's diverse trading strategies. He joined the Manager in May 2009 and became an Associated Person of the Manager effective May 29, 2009 and a Principal effective June 24, 2019. He was previously registered as a Principal of the Manager effective September 12, 2012 through February 22, 2016. Mr. McCann received an M.B.A. in Finance from New York University Stern School of Business in May 1998, a M.S. in Industrial Engineering from Rutgers University in May 1995, and a B.S. in Chemical Engineering from Washington University in May 1992.

Tim Sperry, 57, is Executive Director and Chief Compliance Officer of the Manager. He joined the Manager in June 2004.  As Chief Compliance Officer, he oversees compliance and regulatory matters related to the firm’s business. He became an Associated Person of the Manager effective October 9, 2012 and a Principal on October 10, 2012. Mr. Sperry received a J.D. from New England School of Law in May 1998 and a B.A. in Political Science in 1989 from Boston University.

Kelly Tropin Whitridge, 34, is Chief Economist and Senior Managing Director of the Manager.  Mrs. Tropin Whitridge is responsible for leading the Manager’s economic research efforts in addition to playing a key role in the management of the firm’s discretionary trading team. She joined the Manager in May 2014 and became an Associated Person and Principal of the Manager effective September 6, 2018. Mrs. Tropin Whitridge received a Bachelor of Arts in Government from Dartmouth College in June 2013.

Jennifer Ancker Whelen, 51, is Chief Client Officer, Co-Head of Institutional Relations, and Managing Director of the Manager. She joined the Manager in April 2007 and became an Associated Person of the Manager effective June 6, 2007 and a Principal January 15, 2021. Mrs. Ancker Whelen is responsible for the development of strategic relationships with the Manager’s global client base, including consultants and institutional investors. Mrs. Ancker Whelen graduated cum laude from Colby College in 1995 with a B.A. in Economics and a minor in Sociology.

Jason Slutsky, 41, is the Chief Legal Officer of the Manager.  He joined the Manager in September 2018 as Corporate Counsel and became Chief Legal Officer in March 2020.  He became a Principal of the Manager effective as of January 17, 2020 and an Associated Person of the Manager effective as of January 28, 2020.  As Chief Legal Officer, he oversees legal matters related to the firm’s business.  Mr. Slutsky worked at AQR Capital Management, LLC, an investment firm, as Associate General Counsel from September 2014 to August 2018.  Mr. Slutsky received a J.D. from the University of Pennsylvania with honors in 2009 and a B.S. from Cornell University in 2006.  Mr. Slutsky received the designation Chartered Financial Analyst in 2019.

Bradford Williams, 57, is the Chief Business Officer of the Manager.  He joined the Manager in April 2023 and became an Associated Person of the Manager effective April 18, 2023, and a Principal effective May 1, 2023.  Prior to joining the Advisor, Mr. Williams was the Head of the Client and Investor Group at Maniyar Capital Advisors UK Ltd., an investment management firm, from May 2020 to January 2023, and a Managing Director of Product Development and Investor Relations at Tudor Investment Corporation, an investment management firm, from August 2007 to April 2020.  Mr. Williams received a J.D. and M.B.A. from Vanderbilt University in 1994 and a B.A., cum laude, from Princeton in 1990.

Thomas Feng, 52, is Chief Investment Officer of Quantitative Strategies of the Manager.  He is currently responsible for the management and oversight of the firm’s Quantitative Strategies team, including quantitative operations and execution, research and data science teams.  He became an Associated Person of the Manager effective February 7, 2013, and a Principal on April 30, 2014.  Dr. Feng joined the Advisor in April 2009 as a portfolio manager/quantitative research analyst.  Dr. Feng received a Ph.D. in Mathematics from Princeton University in June 1997 and a B.S. in Mathematics from Yale in May 1993.

Effective February 7, 2025, Jens Foehrenbach joined the Manager and is a member of firm’s Investment Committee.

Jens Foehrenbach, 49, is the President and Co-Chief Investment Officer of the Manager, responsible for jointly overseeing and supervising the Manager’s discretionary and systematic portfolio manager teams, trading, and research, alongside Pablo Calderini, Vice Chairman and Co-Chief Investment Officer. He joined the Manager in February 2025 and became an Associated Person and Principal of the Manager effective February 24, 2025.  Prior to joining the Manager, he worked at Man Group from September 2008 to February 2025, most recently as Head of Public Markets within Discretionary Investments at Man Group.  Mr. Foehrenbach received a Master’s degree in Business Economics from the University of Basel, Switzerland in 2001.

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

Discretionary Trading Program

The Manager has been trading discretionary programs since February 1998.  Discretionary programs, unlike systematic programs which are based almost entirely on computerized mathematical models, determine trades subjectively on the basis of a trader’s personal assessment of trading data and trading experience. Although the Manager has had over a decade of experience trading various discretionary programs, Discretionary Trading Program (“DTP”) itself commenced trading as of August 2008. DTP seeks to invest in various global macro markets that are highly liquid. DTP consists of several of the Manager’s leading discretionary strategies traded by employees of the Manager that do not trade securities that focus on the global fixed income, stock index, currency, energy, commodity and metals markets, but over time it may participate in any other liquid market that is available as the Manager deems appropriate.  The Manager may also trade one or more strategies (referred to herein as “alpha enhancement strategies”) as part of DTP which are expected to primarily be developed by the Manager’s Quantitative Strategies department using the trading of all or certain other strategies traded by the Manager’s portfolio managers as inputs together with risk management and portfolio construction techniques designed by the Manager.  Such alpha enhancement strategies, if employed, are intended to enhance or increase (potentially materially) the Fund’s exposure to other strategies (or portions thereof) traded by portfolio managers of the Manager, including portfolio managers trading strategies which are not employed by DTP.  See “Risk Factors – Enhancement Strategies” for information about the limitations and risks associated with alpha enhancement strategies. The Fund may also trade futures on virtual currencies.

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
Korea Exchange
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

Pursuant to the Company Agreement, Class 0 and Class 2 of the Core Macro Portfolio of the Fund paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate equal to 1.50% of the Net Asset Value of such Class. Class 3-A and Class 3-B have an advisory fee at an aggregate annual rate of 1.50% and 2.00% of the Net Asset Value of such Class, respectively. For purposes of calculating the Advisory Fee, the Net Asset Value of each Class equals the total fair market value of the assets of the Fund attributable to that Class less the liabilities of the Fund attributable to that Class.  Profits and losses are allocated among the Classes in proportion to their respective Net Asset Values (before accrual of the Sponsor Fee and the Incentive Allocation set forth below). The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month (before giving effect to any redemptions as of the last business day of the month and subscriptions as of the beginning of the next business day, and before deduction or accrual of fees payable to the Manager and the Incentive Allocation). A portion of the Advisory Fee may be paid to third parties as compensation for offering or selling activities in connection with the Fund. If the Manager is terminated as the manager of the Fund as of a date other than the last business day of a month, the Advisory Fee will be prorated through the termination date.

(ii)	Sponsor Fee

Class 0 and Class 2 of the Fund pays the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Members’ Capital specified in the table below. Class 3-A and Class 3-B have no sponsor fee. The Sponsor Fee, in each case payable monthly in arrears, determined in the same manner as the Advisory Fee.

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

Each Class of the Fund pays or reimburses the Manager for all direct costs associated with its assets allocated to the various trading strategies, whether discretionary or  quantitative, as the case may be, utilized on, or developed for, the Fund’s behalf and all other expenses related to the operations and business of the Fund including, but not limited to, all expenses of investment transactions such as brokerage commissions and exchange, clearing or regulatory fees and expenses; interest, commitment fees and other costs related to borrowing; transaction fees, finder’s fees, sourcing fees, investment banking fees, origination fees and other similar fees and expenses; fees and expenses of the Administrator; custodial fees; bank service fees; costs of news, research, data and quotation services, software and equipment, including Bloomberg terminals; third-party investment and trading, risk-management and portfolio management related services, licensing, systems, hardware and software (including the third-party installation, programming or servicing related thereto), including trade surveillance and trade order management, sanctions screening, collateral and margin management and accounting services, licensing, systems, hardware and software; costs of connectivity services; data storage costs; fees and expenses related to the Fund’s currency conversion and hedging activities; other hedging costs; membership, license and similar charges in connection with exchange memberships; income taxes, withholding taxes, transfer taxes and other governmental charges and duties; governmental, registration, license, membership or related fees or expenses payable to any regulatory or self-regulatory organization (including costs associated with monitoring for, preparing and filing regulatory reports such as Form 10-K, Form 10-Q, NFA Form PQR and MiFID trade and transaction reports and SEC Forms 13D/G and SHO, the EU Short Selling Regulation and other global shareholder reporting) or in connection with the distribution of the Units in any jurisdiction; costs of compliance with FATCA, CRS or other similar rules; professional fees of tax advisors, accountants and attorneys; costs for D&O, E&O, cybersecurity and other insurance for the Fund and the Manager; the costs of maintaining the Fund’s registered office; the costs of printing and distributing offering materials and Net Asset Value reports and notices to Members or holding meetings of Members; fees and expenses paid to outside counsel, accountants, experts and other third parties in connection with sourcing, investigating, analyzing, evaluating and conducting due diligence and surveillance on, monitoring and conducting background checks in connection with, existing and potential investments (whether or not consummated); costs of negotiating trading counterparty and service provider agreements; legal and third party costs incurred in connection with settling trades; legal fees and costs (including settlement costs) arising in connection with any litigation, arbitration, investigation or other proceeding related to any portfolio investment; legal and compliance expenses (including responding to formal and informal inquiries, indemnification expenses and expenses associated with regulatory filings relating to the Fund and its portfolio investments); legal and tax structuring expenses; costs of any external appraisers; direct expenses or fees for third parties related to monitoring and responding to class action and other claims (including contingency fees); and all other expenses incurred in connection with locating, evaluating, purchasing, selling or holding investments.  The Fund’s operating, administrative and trading expenses are estimated, based on recent experience of the Fund and recent experience with respect to the types of costs and expenses that are expected to be borne by the Fund in the future, to amount to approximately 1.20% of net assets annually for the Core Macro Portfolio, but actual expenses may exceed the estimated amount. These expenses will be calculated and payable monthly in arrears in the same manner as the Advisory Fee.

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

Class 0 of the Fund has been operating since August 1, 2006, Class 2 since November 1, 2007 and Class 3-B since June 1, 2024 with respect to its original portfolio, now the Core Macro Portfolio. Moreover, DTP became a part of the Core Macro Portfolio as of August 2008. There can be no assurance that any portfolio of the Fund will achieve its investment objective.

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

Market Illiquidity May Cause Less Favorable Trade Prices.  Futures trading at times may be illiquid. Most United States commodity exchanges limit price fluctuations in certain commodity interest prices during a single day by means of “daily price fluctuation limits” or “daily limits.” The daily limit, which is set by most exchanges for all but a portion of the expiration month, imposes a floor and a ceiling on the prices at which a trade may be executed, as measured from the last trading day’s close. While these limits were put in place to lessen margin exposure, they may have certain negative consequences for the Fund’s trading. For example, once the price of a particular contract has increased or decreased by an amount equal to the daily limit, thereby producing a “limit-up” or “limit-down” market, positions in the contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Contract prices in various commodities have occasionally moved the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Fund from promptly liquidating unfavorable positions, subjecting the Fund to substantial losses, or prevent it from entering into desired trades. Other investment positions held by the Fund may be or become illiquid. The Fund invests in instruments traded on non-U.S. exchanges. The Fund may not be readily able to dispose of illiquid investments, and in some cases may be contractually prohibited from disposing of an investment for a specified period of time.  An exchange or regulatory authority may suspend trading in a particular instrument, order immediate liquidation and settlement of a particular contract, or order that trading in a particular contract be conducted for liquidation only.

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

In Times of Market Stress, the Fund May Not Be Able to Diversify Its Portfolio and Risk Management Systems May Not be Effective.  Where the markets are subject to exceptional stress, trading strategies and programs may become less diversified and more highly correlated as the stress may cause diverse and otherwise unrelated markets all to act in a similar manner. Efforts by the Manager to diversify the Fund’s trading strategies and investment exposure may not succeed in protecting the Fund from significant losses in the event of severe market disruptions. Furthermore, certain risk measures used by the Advisor as part of its risk management systems and procedures, including VaR, are dependent on inputs derived from historical scenarios and data.  Such inputs based on historical scenarios and data may not be reliable during periods of unusual or distressed market conditions where the market ceases to function in a typical manner.  As a result, the Advisor’s risk management systems and procedures may not operate as anticipated or be effective to prevent losses, in unusual or distressed market conditions. A significant risk of any risk management system using stop loss limits is “gap risk,” which is the risk that liquidity suddenly becomes unavailable and/or markets simply move too quickly through the desired stop level, resulting in greater than expected losses. The inability of a Portfolio or other investors to sell certain types of investments could also lead to a potential inability of the Portfolio and other investors to meet margin calls or fund withdrawals, the impact of which can be further aggravated as dealers and counterparties reduce available credit lines and investors withdraw additional capital. In extreme market conditions, these factors can lead to a downward cycle that can have a significant adverse effect on the market prices of investments. Efforts by the Manager to diversify a fund’s trading strategies and investment exposure may not succeed in protecting the fund from significant losses in the event of severe market disruptions.

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

Impact of Future Financial Industry Regulation is Uncertain and May Impact the Operation of the Portfolios.  Legal, tax and regulatory developments could occur.  Securities, futures and other financial markets are subject to comprehensive statutes, regulations and margin requirements enforced by the SEC, the CFTC and other U.S. and non-U.S. regulators and self-regulatory organizations and exchanges authorized to take extraordinary actions in the event of market emergencies.  The regulation of derivatives transactions and funds that engage in such transactions is an evolving area of law and is subject to modification by government and judicial actions.  The regulatory environment for private funds is evolving, and changes in the regulation of hedge funds and their trading activities may adversely affect the ability of investors (such as the Fund) to pursue certain investment strategies, the ability to obtain leverage and financing, and the value of certain investments. There can be no assurance that any such additional scrutiny or regulation will not have an adverse impact on the Fund’s activities.  In addition, U.S. and non-U.S. regulators may take additional actions in light of other developments in global financial markets.  In 2008, for example, the SEC and various non-U.S. regulatory bodies imposed temporary bans on short-selling of a variety of stocks, and adopted other regulations that may have the effect of making short-selling more difficult or costly.  Additional legislation and regulations in global markets may further regulate or limit short-selling activities or other activities.  These changes may adversely affect the markets in which the Fund invests and may limit or adversely affect the ability of the Manager to use short sales, swaps and other derivatives as part of the investment and hedging strategies used by the Manager. The Fund is generally subject to CFTC and NFA rules, and, to a lesser extent, SEC rules.  However, the Fund is not expected to be subject to a number of recently-adopted SEC rules that are intended to benefit and protect investors in private funds.

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

Developing New Trading Strategies.  The Manager believes strongly in the importance of research and development activities, particularly in the development of new trading strategies and expects both to develop additional trading strategies and to modify or remove the existing strategies over time.  The time and costs of researching and developing new trading strategies and modifications to existing strategies is significant and the Fund will bear a portion of such costs.  Despite this significant investment, there is no assurance that the Manager will ultimately deploy this research for new or modified trading strategies on behalf of the Fund, and even if deployed, the process may take several years (including research utilizing third-party licenses, systems and services related to artificial intelligence, alternative data or other more experimental intellectual property).  Furthermore,  the intellectual property developed as part of such research and/or comprising such trading strategies may have significant value and will accrue to the Manager.   The Fund will have no right to or property interest in this intellectual property.

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

The Manager is not required to trade all of the accounts that it manages on a parallel basis, and other accounts will take positions that are opposite, or ahead of, positions taken for the Fund.  Even accounts that are ordinarily traded on a parallel or substantially similar basis may not participate on such a basis in all portfolio investments for a variety of reasons as determined in the discretion of the Manager, including, without limitation, specific account restrictions, rebalancing of accounts due to capital inflows and outflows, different sizes, funding levels and cash requirements of accounts which can influence position size and market access, and prior differences in portfolio investments.  To the extent other investment funds and managed accounts grow in size, they are expected to have an impact on the Fund’s trading and may adversely affect the Fund’s performance.  The Manager has larger or more significant proprietary investments in certain funds and accounts and receives higher management fees, higher incentive-based compensation and/or larger expense reimbursements for managing certain of these funds and accounts, which may create an incentive for the Manager and the Manager’s employees (including the Manager’s investment management and other trading personnel) to allocate to higher target return, more highly leveraged, or more highly compensated trading strategies, or a greater proportion of such trading strategies, to such funds and accounts.  The Manager and its principals and their related parties also trade for their own accounts in some of the same markets in which the Fund trades, and also own significant positions in the Fund and other funds managed by the Manager.

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

While most funds and accounts managed by the Manager (including the Fund) charge a fixed management fee as a percentage of net assets and performance-based compensation as a percentage of the relevant fund’s or account’s net profits, certain other funds and accounts incur an additional level of expense equal to the allocable compensation payable to certain of the Manager’s investment management and trading personnel, with such performance based compensation generally calculated and payable without netting the performance of any one trading strategy, portfolio manager or portfolio management team against another.  There is no requirement that all of the Manager’s portfolio managers be compensated in the same manner across all funds and accounts managed by the Manager, and portfolio managers are expected to be compensated separately with respect to their trading for such funds, with their compensation with respect to such funds having the potential to substantially exceed the compensation payable to them with respect to their trading for funds and accounts that do not incur such additional level of expense, such as the Fund.  The funds and accounts incurring an additional level of expense will also bear their allocable portion of certain other non-compensation expenses as disclosed in the applicable offering documents for such funds from time to time, which materially exceed the non-compensation expenses borne by other funds and accounts, such as the Fund, which do not incur such expenses. Additionally, quantitative strategies developed by the research group within the Manager’s Quantitative Strategies department are generally subject to less compensation expenses for the Manager than strategies traded by portfolio managers.  The different expense and compensation structures described above may create actual or potential conflicts of interest for the Manager and its employees.

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

Allocation of Expenses.  The Manager determines how certain expenses are allocated among the Fund and other funds and accounts managed by the Manager.  The Manager will allocate expenses (including the investment and operating expenses of the Master Funds) among the funds and accounts the Manager manages in proportion to their respective net asset values, in proportion to their respective participation in a particular investment, strategy or program, or in any other manner that the Manager determines to be equitable (which may be based on the Manager’s assumptions as to relative usage or resources allocated among the funds and accounts).  The Manager has established expense allocation policies in an effort to address such matters and may amend such policies or establish additional expense allocation policies in the future without notice to investors in an effort to address potential conflicts of interest that may arise in the future. While the Manager believes such policies are reasonable and appropriate, opinions may differ and other reasonable approaches could yield different results, including results that would be more beneficial to one or more fund and/or account.

Enhancement Strategies.  The Fund may also trade one or more strategies (referred to herein as “alpha enhancement strategies”) which are expected to primarily be developed by the Manager’s Quantitative Strategies department using the trading by portfolio managers of the Manager as inputs together with risk management and portfolio construction techniques designed by the Manager. Such alpha enhancement strategies, if employed, are intended to enhance or increase (potentially materially) the Fund’s exposure to other strategies (or portions thereof) traded by the portfolio managers, including potentially increasing exposure such that – when alpha enhancement strategy positions are combined with the positions held by the individual portfolio managers – the total exposure to certain positions may be in excess of such portfolio managers’ established risk management guidelines and position limits.  Any such alpha enhancement strategy is expected to place trades subsequent to the other trading strategies whose exposure it is enhancing and to be more limited in the types of instruments and markets in which such alpha enhancement strategy is designed to invest in compared to strategies (or portions thereof) being enhanced. As a result, alpha enhancement strategies are expected to regularly replicate exposures through different instruments and markets than those utilized by the trading strategy being replicated.  The inherent time lag in executing positions and the limitation on the types of instruments and markets in which an alpha enhancement strategy will trade is expected on average to reduce the profitability (or enhance the losses as the case may be) of any such alpha enhancement strategy compared to the trading strategy being replicated.  The Manager may undertake efforts over time to reduce the time lag or to expand the product universe of the alpha enhancement strategies, however such efforts may be gradual, take many years or ultimately prove to be unsuccessful.  There is no obligation for the Manager to include alpha enhancement strategies in the Fund in the same or a similar proportion to other funds and accounts managed by the Manager, and other funds and accounts may have significantly more or less exposure to such strategies than the Fund.  Alpha enhancement strategies may increase the concentration of the Fund’s portfolio.  There is no guarantee that the Manager will engage in such enhancement activities on behalf of the Fund, and if the Manager does, there is no guarantee that such activities will be successful.  In fact, the Fund may be subject to significant losses as a result of the Manager increasing, or attempting to increase, the Fund’s exposure to certain strategies or positions.

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

The Fund depends on the Manager to develop, implement and operate the appropriate systems and procedures to monitor and manage operational risks, including cybersecurity risks. The Manager maintains policies and procedures to manage cybersecurity risks as part of its overall risk management program.  Its cybersecurity risk management program is operationally led by its Chief Technology Officer (CTO) and its Chief Information Security Officer (CISO), in consultation with other members of the Manager’s senior management. The CTO received a B.S. in Computer Science from Manhattan College in 1998 , and has 27 years of industry experience.  The CISO received a B.S. in Computer Science from Rensselaer Polytechnic Institute in 2003, a B.S. in Management from Rensselaer Polytechnic Institute in 2003 and a M.S. in Information Technology from Rensselaer Polytechnic Institute in 2007 and holds a Cisco Certified Internetwork Expert certification and has 21 years of industry experience.

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

The CTO and CISO also lead the Manager’s Cybersecurity Awareness Committee, which is focused on managing and responding to cybersecurity risks. The CISO and CTO report to the CEO, and meet quarterly with members of the Cybersecurity Awareness Committee to provide updates on projects, threats, governance and the overall cybersecurity landscape. Members of this committee represent senior management of the Manager, including the Manager’s Chief Executive Officer, Chief Financial Officer, Managing Director of Quantitative Strategies, Chief Compliance Officer, and Chief Risk Officer.  The Manager’s cybersecurity risk management program is informed by frameworks established by the National Institute of Standards and Technology (NIST), its regulators, and other recognized standard-setting bodies.

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

The Fund does not own or use any physical properties in the conduct of its business. The Manager operates from its principal office in Rowayton, Connecticut as well as its offices in London, UK, West Palm Beach, Florida and New York City, New York.

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

As of March 1, 2025, there were 50 holders of Class 0 Units, 90 holders of Class 2 Units, 2 holders of Class 3-A Units and 76 holders of Class 3-B Units of the Core Macro Portfolio.

(c)	Dividends

The Manager determines, in its sole and absolute discretion, the amount of distributions, if any, to be made by the Fund to its investors.  To date no distributions have been paid on the Units and the Manager has no present intention to make any distributions in the future.

For the three months ended December 31, 2024, the Fund issued 36,895.442 Units in exchange for $3,650,000 with respect to the Core Macro Portfolio, in each case in a transaction that was not registered under the Securities Act. The Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

The following chart sets forth the purchases of Units of the Fund.

Month beginning:	Core Macro Portfolio Class 0 Number of Units Purchased	Price of Core Macro Portfolio Class 0 Units Purchased	Core Macro Portfolio Class 2 Number of Units Purchased	Price of Core Macro Portfolio Class 2 Units Purchased
October 1, 2024	1,665.088	$225.21	446.776	$157.94
November 1, 2024	3,508.961	$229.05	6,520.284	$160.53
December 1, 2024	301.012	$235.13	7,228.907	$164.69

Month beginning:	Core Macro Portfolio Class 3-A Number of Units Purchased	Price of Core Macro Portfolio Class 3-A Units Purchased	Core Macro Portfolio Class 3-B Number of Units Purchased	Price of Core Macro Portfolio Class 3-B Units Purchased
October 1, 2024	-	-	508.071	$91.86
November 1, 2024	-	-	-	-
December 1, 2024	-	-	1,088.652	$95.51

Item 6:	RESERVED

Not applicable.

Item 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the year ended December 31, 2024, the Core Macro Portfolio’s Members’ Capital value increased by $1,472,052 or 4.3%. This increase in Members’ Capital was attributable to subscriptions of $6,042,000 or 17.8% and net income of $1,606,620 or 4.7%, offset by redemptions totaling $6,176,568 or -18.2%, for the year.

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

Core Macro Portfolio

2024 Summary

For the year ended December 31, 2024, the Core Macro Portfolio experienced trading gains of $1,417,167 attributable to the following sectors:

Agriculture / Softs	$459,862
Base Metals	(17,794)
Energy	(380,468)
Equities	75,978
Foreign Exchange	1,631,073
Long Term / Intermediate Rates	(787,848)
Precious Metals	331,407
Short Term Rates	104,957
$1,417,167

The Core Macro Portfolio recorded overall trading gains in 2024. The portfolio produced profits in currencies from long positions in the U.S. dollar versus various global counterparts, particularly the euro, Swiss franc, Canadian dollar, Japanese yen, and Chinese yuan. Gains in commodities resulted mainly from long positions in soft commodities and gold, as well as short positions in grains. In equities, long positions in the NASDAQ Index and Japanese benchmark indices led to positive performance. The portfolio incurred losses in fixed income due to evolving long and short positions across the yield curves in Europe, the U.K, and the U.S.

Advisory and Sponsor Fees are calculated as a percentage of the Fund’s Members’ Capital value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the year ended December 31, 2024, Advisory Fees increased by $19,756 or 3.8%, Sponsor Fees decreased by $4,248 or -1.6%, and Administrator’s Fees increased by $5,005 or 11.4% in the Core Macro Portfolio over the corresponding period of the preceding year. The movements are consistent with the timing of profit and loss and capital activity during the year.  During the year ended December 31, 2024, interest income increased by $283,475 or 21.4%. Interest was earned on free cash at an average annualized yield of 4.97% for the year ended December 31, 2024 compared to 3.96% for the year ended December 31, 2023.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the year ended December 31, 2024, the Incentive Allocation decreased by $186,105 or -49.4%. This was due to a higher loss carryforward that resulted in lower New High Trading Profits for the year ended December 31, 2024 compared to the year ended December 31, 2023.

The following table illustrates the sector distribution of the Core Macro Portfolio’s investments in Master Funds as of December 31, 2024 based on the fair value of the underlying assets and liabilities in each master fund including both long and short positions.  Positive percentages represent net assets whereas negative percentages represent net liabilities.

Agriculture / Softs	3.6%
Base Metals	3.6%
Energy	2.9%
Equities	23.5%
Foreign Exchange	24.4%
Long Term / Intermediate Rates	13.6%
Precious Metals	9.0%
Short Term Rates	19.4%
100.0%

2023 Summary

For the year ended December 31, 2023, the Core Macro Portfolio experienced trading gains of $241,604 attributable to the following sectors:

Agriculture / Softs	$(71,051)
Base Metals	(94,446)
Energy	(372,844)
Equities	1,591,464
Foreign Exchange	470,339
Long Term / Intermediate Rates	(899,944)
Precious Metals	(470,875)
Short Term Rates	88,961
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

A portion of the assets of the portfolio is generally held as cash or cash equivalents, which are used to margin the Fund’s investments.  It is expected that the average margin the Fund will be required to post to support the Fund’s trading may range between 10% and 30% of the total assets of the portfolio, which will be segregated or secured by the futures brokers in accordance with the CEA and with CFTC regulations or be maintained on deposit with over-the-counter counterparties.  In exceptional market conditions, this amount could increase.  The master funds are subject to margin calls on a constant daily and intra-day basis, whether in connection with initiating new investment positions or as a result of changes in the value of current investment positions.  These margin requirements are met through the posting of additional margin with the applicable futures broker or FX clearing broker, on an almost daily basis.  The Manager generally expresses its margin requirements for the portfolios in terms of the aggregate of the margin requirements for the underlying strategies plus the net option premium costs for the underlying strategies.  For the years ended December 31, 2024 and December 31, 2023, the margin requirements for the Core Macro Portfolio were 11.17% and 10.04%, respectively.

Other than any potential market-imposed limitations on liquidity, the Fund’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Fund’s futures trading.  Through December 31, 2024, the Fund experienced no meaningful periods of illiquidity in any of the markets traded by the Manager on behalf of the Fund.

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

Consolidated Financial Statements Graham Alternative Investment Fund II LLC Core Macro Portfolio Years Ended December 31, 2024 and 2023 with Report of Independent Registered Public Accounting Firm

GRAHAM ALTERNATIVE INVESTMENT FUND II LLC
CORE MACRO PORTFOLIO

40 Highland Avenue
Rowayton, CT 06853

The undersigned affirms, on behalf of Graham Alternative Investment Fund II LLC Core Macro Portfolio, that to the best of his knowledge and belief, the information contained in the attached audited consolidated financial statements of Graham Alternative Investment Fund II LLC Core Macro Portfolio for the years ended December 31, 2024 and 2023 is accurate and complete.

By:	Graham Capital Management, L.P., as
Sole Manager

By:	/s/ George Schrade
George Schrade
Chief Financial Officer
March 26, 2025

Graham Alternative Investment Fund II LLC

Core Macro Portfolio

Consolidated Financial Statements

Years Ended December 31, 2024 and 2023

Financial Statements – Graham Alternative Investment Trading LLC

Report of Independent Registered Public Accounting Firm

To the Members and Manager of
Core Macro Portfolio

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Core Macro Portfolio (the “Fund”) (the sole series constituting Graham Alternative Investment Fund II LLC (“GAIF II”)) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in members’ capital and cash flows for each of the two years in the period ended December 31, 2024 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Fund (the sole series constituting GAIF II) at December 31, 2024 and 2023, the results of its operations, changes in its members’ capital, and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. GAIF II is not required to have, nor were we engaged to perform, an audit of GAIF II’s internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of GAIF II’s internal control over financial reporting. Accordingly, we express no such opinion.

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
/s/ Ernst & Young LLP
We have served as the auditor of the Fund (the sole series constituting GAIF II) since 2006.

 Stamford, CT

March 26, 2025

A member firm of Ernst & Young Global Limited

Graham Alternative Investment Fund II LLC

Core Macro Portfolio

Consolidated Statements of Financial Condition

	December 31,
	2024	2023

Assets
Investment in Graham Alternative Investment Trading LLC, at fair value	$35,478,713	$34,006,661
Redemptions receivable from Graham Alternative Investment Trading LLC	1,365,282	572,078
Cash and cash equivalents	255,000	115,000
Total assets	$37,098,995	$34,693,739

Liabilities and members’ capital
Liabilities:
Redemptions payable	$1,365,282	$572,078
Subscriptions received in advance	255,000	115,000
Total liabilities	1,620,282	687,078

Members’ capital:
Class 0 Units (92,145.410 and 104,021.942 units issued and outstanding at $235.13 and $224.32, respectively)	21,665,923	23,334,356
Class 2 Units (56,059.973 and 67,462.982 units issued and outstanding at $164.69 and $158.20, respectively)	9,232,454	10,672,305
Class 3-B Units (47,955.304 and no units issued and outstanding at $95.51 and $ –, respectively)	4,580,336	–
Total members’ capital	35,478,713	34,006,661
Total liabilities and members’ capital	$37,098,995	$34,693,739

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Graham Alternative Investment Fund II LLC

Core Macro Portfolio

Consolidated Statements of Operations

	Years Ended December 31,
	2024	2023
Net gain allocated from investment in Graham Alternative Investment Trading LLC:
Net realized gain on investment	$618,450	$1,270,325
Net increase (decrease) in unrealized appreciation on investment	798,717	(1,028,721)
Brokerage commissions and fees	(95,943)	(92,528)
Net gain allocated from investment in Graham Alternative Investment Trading LLC	1,321,224	149,076

Net investment income (loss) allocated from investment in Graham Alternative Investment Trading LLC:
Investment income:
Interest income	1,607,485	1,324,010

Expenses:
Advisory fees	538,903	519,147
Sponsor fees	256,812	261,060
Professional fees	256,125	274,206
Incentive allocation	190,936	377,041
Administrator’s fees	48,838	43,833
Operating expenses	22,560	21,664
Interest expense	7,915	7,630
Total expenses	1,322,089	1,504,581
Net investment income (loss) allocated from investment in Graham Alternative Investment Trading LLC	285,396	(180,571)
Net income (loss)	$1,606,620	$(31,495)

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Graham Alternative Investment Fund II LLC

Core Macro Portfolio

Consolidated Statements of Changes in Members’ Capital

Years Ended December 31, 2024 and 2023

	Class 0 Units		Class 2 Units		Class 3-B Units
	Units	Capital	Units	Capital	Units	Capital	Total Members’ Capital

Members’ capital, December 31, 2022	91,015.472	$20,440,792	73,630.241	$11,723,128	–	$–	$32,163,920
Subscriptions	16,196.564	3,594,000	477.699	80,000	–	–	3,674,000
Redemptions	(3,190.094)	(730,972)	(6,644.958)	(1,068,792)	–	–	(1,799,764)
Net income	–	30,536	–	(62,031)	–	–	(31,495)
Members’ capital, December 31, 2023	104,021.942	23,334,356	67,462.982	10,672,305	–	–	34,006,661
Initial subscription, June 1, 2024	–	–	–	–	609.685	60,000	60,000
Subscriptions	2,474.046	585,000	5,067.554	827,000	48,942.342	4,570,000	5,982,000
Redemptions	(14,350.578)	(3,338,197)	(16,470.563)	(2,687,721)	(1,596.723)	(150,650)	(6,176,568)
Net income	–	1,084,764	–	420,870	–	100,986	1,606,620
Members’ capital, December 31, 2024	92,145.410	$21,665,923	56,059.973	$9,232,454	47,955.304	$4,580,336	$35,478,713

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Graham Alternative Investment Fund II LLC

Core Macro Portfolio

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2024	2023
Cash flows (used in) operating activities
Net income (loss)	$1,606,620	$(31,495)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Net (income) loss allocated from investment in Graham Alternative Investment Trading LLC	(1,606,620)	31,495
Proceeds from sale of investment in Graham Alternative Investment Trading LLC	5,383,364	1,876,283
Investments in Graham Alternative Investment Trading LLC	(6,042,000)	(3,674,000)
Net cash (used in) operating activities	(658,636)	(1,797,717)

Cash flows provided by financing activities
Subscriptions (net of subscriptions received in advance)	6,182,000	3,789,000
Redemptions (net of redemptions payable)	(5,383,364)	(1,876,283)
Net cash provided by financing activities	798,636	1,912,717

Net change in cash and cash equivalents	140,000	115,000

Cash and cash equivalents, beginning of year	115,000	–
Cash and cash equivalents, end of year	$255,000	$115,000

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Graham Alternative Investment Fund II LLC

Core Macro Portfolio

Notes to Consolidated Financial Statements

December 31, 2024

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

As a Series Limited Liability Company each series is legally segregated, and the assets associated with each series are held separately and accounted for in separate and distinct records from the assets of any other series of GAIF II. The debts, liabilities, obligations, and expenses incurred, contracted for or otherwise existing with respect to a particular series are enforceable against the assets of such series only, and not against the assets of GAIF II generally or any other series thereof. Further, none of the debts, liabilities, obligations, and expenses incurred, contracted for or otherwise existing with respect to GAIF II are enforceable against the assets of any other series. As of and for the years ended December 31, 2024 and 2023, respectively, the Fund is the sole series of GAIF II. GAIF II has no assets and no operations outside of those of the Fund. These financial statements fairly reflect the positions, results of operations, changes in members’ capital and cash flows of the single series constituting GAIF II.

The Fund offers members Class 0, Class 2 Units, and effective March 19, 2024, Class 3-A Units and Class 3-B Units (collectively the “Units”). Class 0 Units, Class 2 Units and Class 3-B Units are currently issued. As of December 31, 2024, there were no subscriptions or redemptions of Class 3-A Units. Graham Alternative Investment Ltd. (“GAI”) is a British Virgin Islands business company which was formed on June 1, 2006 and commenced operations on August 1, 2006. The Fund invests all of its assets dedicated to trading in Graham Alternative Investment Trading LLC (“GAIT”), a Delaware Limited Liability Company which was formed on May 18, 2006 and commenced operations on August 1, 2006, through an investment in GAI’s Core Macro Portfolio. GAIT invests in various master trading vehicles (“Master Funds”) and Graham Cash Assets LLC (“Cash Assets”), all of which are managed by Graham Capital Management, L.P. (the “Advisor” or “Manager”). The Fund is the sole owner of GAI’s Core Macro Portfolio and GAI’s Core Macro Portfolio invests all of its assets into GAIT. The Manager is the director of GAI and the sole investment advisor of GAI, GAIT and the Fund. The Manager is registered as a Commodity Pool Operator and Commodity Trading Advisor with the CFTC and is a member of the National Futures Association. The Manager is also registered with the Securities and Exchange Commission as an investment adviser. The Fund’s Units are registered under Section 12 of the Securities Exchange Act of 1934.

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

At December 31, 2024 and 2023, the Fund owned 53.48% and 52.41%, respectively of GAIT.

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

The Fund’s investment in GAIT has been valued at net asset value using the practical expedient. Accordingly, under U.S. GAAP, this investment is excluded from categorization in the fair value hierarchy. There were no Level 3 assets or liabilities held at any point during the years ended December 31, 2024 and 2023 by the Fund, GAI, GAIT, the Master Funds or Cash Assets.

Cash and Cash Equivalents

The Fund classifies all highly liquid investments with a maturity of three months or less at the time of purchase as cash equivalents on the statements of financial condition. Cash deposited with a bank is subject to credit risk. In the event of the bank’s insolvency, recovery of the Fund’s cash would be limited to account insurance or other protection afforded by such deposit, which could be substantially less than the amount deposited. At December 31, 2024 and 2023, the Fund held $255,000 and $115,000, respectively, in cash and held no cash equivalents.

See attached financial statements of Graham Alternative Investment Trading LLC.

Graham Alternative Investment Fund II LLC

Core Macro Portfolio

Notes to Consolidated Financial Statements (continued)
2. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncement

In November 2023, the FASB issued ASU No. 2023-07 (“ASU 2023-07”) Segment Reporting (Topic 280) — Improvements to Reportable Segment Disclosures. An operating segment is defined in Topic 280 as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (CODM) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. The Investment Committee Manager acts as the Fund’s CODM. The Fund represents a single operating segment, as the CODM monitors the operating results of the Fund as a whole and the Fund’s long-term strategic asset allocation is pre-determined in accordance with the terms of its LLC Agreement, based on a defined investment strategy which is executed by the Fund’s portfolio managers as a team. The financial information in the form of the Fund’s portfolio composition, total returns, expense ratios and changes in members’ capital (i.e., changes in members’ capital resulting from operations, subscriptions and redemptions), which are used by the CODM to assess the segment’s performance versus the Fund’s comparative benchmarks and to make resource allocation decisions for the Fund’s single segment, is consistent with that presented within the Fund’s financial statements. Segment assets are reflected on the accompanying statements of financial condition as “total assets” and significant segment expenses are listed on the accompanying statements of operations. ASU 2023-07 was effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024, with early adoption permitted. The Fund adopted ASU 2023-07 for annual reporting of the year ended December 31, 2024. Adoption of the new standard impacted financial statement disclosures only and did not affect the Fund’s financial position or results of operations.

Indemnifications

In the normal course of business, the Master Funds, GAIT, Cash Assets, GAI, and the Fund enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. The Fund’s maximum exposure under these arrangements is unknown; however, the Fund has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At December 31, 2024 and 2023, no accruals have been recorded by the Fund for indemnifications.

3. Capital Accounts

The Fund offers members Class 0, Class 2 Units, and effective March 19, 2024, Class 3-A Units and Class 3-B Units. Class 0 Units, Class 2 Units and Class 3-B are currently issued. As of December 31, 2024, there were no subscriptions or redemptions of Class 3-A Units. The Fund may issue additional Classes in the future subject to different fees, expenses, or other terms, or may invest in other investment programs or combinations of investment programs managed by the Manager.

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

See attached financial statements of Graham Alternative Investment Trading LLC.

Graham Alternative Investment Fund II LLC

Core Macro Portfolio

Notes to Consolidated Financial Statements (continued)
3. Capital Accounts (continued)
Subscriptions

Units may be purchased at a price equal to the Net Asset Value per Unit of the relevant Class as of the immediately preceding Valuation Day, as defined in the LLC Agreement. The minimum initial subscription from each investor in each Class is $10,000. Members may subscribe for additional Units in a minimum amount of not less than $5,000. Any initial or additional cash received prior to or on December 31, if any, for Fund shares related to the subsequent period is considered a subscription received in advance on December 31. The new subscription does not receive an allocation of income or expense from the Fund and is recorded as a liability on the Statement of Financial Condition as subscriptions received in advance.

Units are available for subscription as of the first business day of each month upon written notice of at least three business days prior to the last business day of the preceding month.

Redemption of Units

Units are not subject to any minimum holding period. Members may redeem Units at the Net Asset Value thereof as of each Valuation Day, as defined in the LLC Agreement, upon not less than three business days’ prior written notice to the administrator. A partial redemption request for an amount less than $10,000 will not be accepted, nor will a redemption request be accepted to the extent that it would result in an investor owning less than $10,000. The redemption proceeds will normally be remitted within 15 business days after the Valuation Day, without interest for the period from the Valuation Day to the payment date. Redemptions paid after the year end, based upon end-of-period share values, if any, are reflected as redemptions payable on the Statement of Financial Condition at year end.

4. Fees and Related Party Transactions

Advisory Fees

Class 0 and Class 2 of GAIT paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate of 1.50% of the Members’ Capital of such Class. Class 3-A and Class 3-B have an advisory fee at an aggregate annual rate of 1.50% and 2.00% of the Members’ Capital of such Class, respectively. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is affected with respect to Units of such Class during the month. For the years ended December 31, 2024 and 2023, the Advisory Fees allocated to the Fund by Class 0, Class 2, and Class 3-B of GAIT totaled $538,903 and $519,147, respectively.

Sponsor Fees

Class 0 and Class 2 of GAIT paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Members’ Capital specified in the table below. Class 3-A and Class 3-B of GAIT have no sponsor fee. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee. For the years ended December 31, 2024 and 2023, the Sponsor Fees allocated to the Fund by Class 0 and Class 2 of GAIT totaled $256,812 and $261,060, respectively.

Class 0	Class 2
0.50%	1.25%

See attached financial statements of Graham Alternative Investment Trading LLC.

Graham Alternative Investment Fund II LLC

Core Macro Portfolio

Notes to Consolidated Financial Statements (continued)
4. Fees and Related Party Transactions (continued)
Incentive Allocation

At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class of GAIT, as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced, effective as of the date of any redemption of any Units of such class, by multiplying the loss carryforward by the ratio that the amount of Members’ Capital redeemed from such class bears to the Members’ Capital of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made to Graham Capital LLC. For the years ended December 31, 2024 and 2023, Incentive Allocation of $190,936 and $377,041, respectively were allocated to the Fund by GAIT.

Any portion of any of the above fees, including the Incentive Allocation, may be paid by the Manager to third parties as compensation for selling activities in connection with the Fund.

Administrator’s Fee

For the years ended December 31, 2024 and 2023, GAIT paid SEI a monthly administrator’s fee based on GAIT’s Members’ Capital, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, allocated to the Fund by GAIT for the years ended December 31, 2024 and 2023 were $48,838 and $43,833, respectively.

Professional Fees

GAIT shall pay, or reimburse the Manager, for expenses arising in connection with the Fund’s audit, tax and legal fees (“professional fees”). The total professional fees allocated to the Fund by GAIT for years ended December 31, 2024 and 2023 were $256,125 and $274,206, respectively.

Operating Expenses

GAIT shall pay, or reimburse the Manager, for expenses arising in connection with the Fund’s investments, operations, and business (“operating expenses”). For the year ended December 31, 2024 and 2023, GAIT reimbursed the Manager for operating expenses which were comprised of market data and technology costs associated with its assets allocated to the various Master Funds. The total operating expenses allocated to the Fund by GAIT for the year ended December 31, 2024 and 2023 was $22,560 and $21,664, respectively.

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

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a “more-likely-than-not” threshold would be recorded as a tax expense in the current year. The Fund identifies its major tax jurisdictions as the U.S. for Federal tax purposes, Connecticut for state tax purposes and various international jurisdictions. The Manager has evaluated the Fund’s tax positions for all open tax years under the respective statutes of limitations (generally three years in the U.S. but varying in non-US jurisdictions) and has concluded that there are no significant tax positions requiring recognition, measurement, or disclosure in the consolidated financial statements. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination. Any assessment for interest or penalties on taxes related to uncertain tax positions, when present, would be included in interest and penalties on tax on the consolidated statements of operations. No such interest and/or penalties were assessed to the Fund for the years ended December 31, 2024 and 2023.

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

7. Financial Highlights

The following is the per Unit operating performance calculation and total return for the years/period ended December 31, 2024 and 2023:

	Class 0	Class 2	Class 3-B
Per unit operating performance
Net asset value per Unit, December 31, 2022	$224.59	$159.22	$–
Net loss:
Net investment loss	(0.82)	(1.37)	–
Net gain on investments	0.55	0.35	–
Net loss	(0.27)	(1.02)	–
Net asset value per Unit, December 31, 2023	$224.32	$158.20	$–
Initial subscriptions, June 1, 2024	–	–	98.41
Net income (loss):
Net investment income (loss)	2.52	0.64	(0.27)
Net gain (loss) on investments	8.29	5.85	(2.63)
Net income (loss)	10.81	6.49	(2.90)
Net asset value per Unit, December 31, 2024	$235.13	$164.69	$95.51

See attached financial statements of Graham Alternative Investment Trading LLC.

Graham Alternative Investment Fund II LLC

Core Macro Portfolio

Notes to Consolidated Financial Statements (continued)
7. Financial Highlights (continued)
The following represents ratios to average Members’ Capital and total return for the years/period ended December 31, 2024 and 2023:

	Class 0		Class 2		Class 3-B*
	2024	2023	2024	2023	2024	2023

Total return before Incentive Allocation	5.37%	1.04%	4.58%	0.35%	(2.56)%	–
Incentive Allocation	(0.55)	(1.16)	(0.47)	(0.99)	(0.39)	–
Total return after Incentive Allocation	4.82%	(0.12)%	4.11%	(0.64)%	(2.95)%	–

Net investment income before Incentive Allocation	1.60%	0.84%	0.84%	0.06%	0.69%	–
Incentive Allocation	(0.52)	(1.20)	(0.45)	(0.91)	(0.98)	–
Net investment income (loss) after Incentive Allocation	1.08%	(0.36)%	0.39%	(0.85)%	(0.29)%	–

Total expenses before Incentive Allocation	2.94%	3.05%	3.71%	3.75%	1.86%	–
Incentive Allocation	0.52	1.20	0.45	0.91	0.98	–
Total expenses after Incentive Allocation	3.46%	4.25%	4.16%	4.66%	2.84%	–

* For the period from June 1, 2024 through December 31, 2024.

Total return is calculated for Class 0, Class 2 and Class 3-B Units taken as a whole. Total return is calculated as the change in total Members’ Capital adjusted for subscriptions or redemptions during the year/period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment income (loss) and total expense ratios (including Incentive Allocation) are calculated for Class 0, Class 2 and Class 3-B Units taken as a whole and include net amounts allocated from GAIT. The computation of such ratios is based on the amount of net investment income (loss), expenses, and Incentive Allocation. Net investment income (loss) and total expense ratios are computed based upon the weighted average of Members’ Capital for Class 0, Class 2 and Class 3-B Units of the Fund for the years/periods ended December 31, 2024 and 2023. The net investment income (loss) and total expense ratios for Class 3-B have not been annualized.

8. Subsequent Events
The Fund had subscriptions of approximately $0.50 million and redemptions of approximately $0.53 million from January 1, 2025 through March 26, 2025, the date through which subsequent events were evaluated by management. These amounts have not been included in the consolidated financial statements.

See attached financial statements of Graham Alternative Investment Trading LLC.

Financial Statements Graham Alternative Investment Trading LLC Years Ended December 31, 2024 and 2023 with Report of Independent Registered Public Accounting Firm

GRAHAM ALTERNATIVE INVESTMENT TRADING LLC

40 Highland Avenue
Rowayton, CT 06853

The undersigned affirms, on behalf of Graham Alternative Investment Trading LLC, that to the best of his knowledge and belief, the information contained in the attached audited financial statements of Graham Alternative Investment Trading LLC for the years ended December 31, 2024 and 2023 is accurate and complete.

By:	Graham Capital Management, L.P., as
Sole Manager

By:	/s/ George Schrade
George Schrade
Chief Financial Officer
March 26, 2025

Graham Alternative Investment Trading LLC

Financial Statements

Years Ended December 31, 2024 and 2023

Report of Independent Registered Public Accounting Firm

To the Members and Manager of
Graham Alternative Investment Trading LLC

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Graham Alternative Investment Trading LLC (“GAIT”), including the condensed schedules of investments, as of December 31, 2024 and 2023, and the related statements of operations and incentive allocation, changes in members’ capital and cash flows for each of the two years in the period ended December 31, 2024 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of GAIT at December 31, 2024 and 2023, the results of its operations, changes in its members’ capital and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

March 26, 2025

A member firm of Ernst & Young Global Limited

Graham Alternative Investment Trading LLC

Statements of Financial Condition

	December 31,
	2024	2023
Assets
Investments in Master Funds, at fair value	$7,906,644	$6,589,443
Investment in Graham Cash Assets LLC, at fair value	61,337,499	59,261,119
Receivable from Master Funds	35	177
Total assets	$69,244,178	$65,850,739

Liabilities and members’ capital
Liabilities:
Redemptions payable	$2,497,257	$644,512
Accrued professional fees	266,875	186,519
Accrued advisory fees	87,650	80,684
Accrued sponsor fees	37,407	41,770
Accrued administrator’s fees	7,291	7,050
Accrued operating expenses	3,744	3,689
Payable to Master Funds	160	–
Total liabilities	2,900,384	964,224

Members’ capital:
Class 0 Units (162,734.124 and 177,924.511 units issued and outstanding at $235.13 and $224.32 per unit, respectively)	38,263,258	39,912,274
Class 2 Units (107,073.070 and 143,198.231 units issued and outstanding at $164.69 and $158.20 per unit, respectively)	17,633,778	22,653,277
Class 3-A Units (5,611.660 and no units issued and outstanding at $97.68 and $ – per unit, respectively)	548,137	–
Class 3-B Units (77,520.474 and no units issued and outstanding at $95.51 and $ – per unit, respectively)	7,404,183	–
Class M Units (4,671.470 units issued and outstanding at $533.97 and $496.83 per unit, respectively)	2,494,438	2,320,964
Total members’ capital	66,343,794	64,886,515
Total liabilities and members’ capital	$69,244,178	$65,850,739

See accompanying notes.

Graham Alternative Investment Trading LLC

Condensed Schedules of Investments

	December 31, 2024		December 31, 2023
Description	Fair Value	Percentage of Members’ Capital	Fair Value	Percentage of Members’ Capital

Investments in Master Funds, at fair value
Graham Commodity Strategies LLC	$2,932,998	4.42%	$2,529,772	3.90%
Graham Derivatives Strategies LLC	1,533,539	2.31%	850,235	1.31%
Graham K4D Trading Ltd.	3,440,107	5.19%	3,209,436	4.95%
Total investments in Master Funds	$7,906,644	11.92%	$6,589,443	10.16%

See accompanying notes.

Graham Alternative Investment Trading LLC

Statements of Operations and Incentive Allocation

	Years Ended December 31,
	2024	2023
Net gain allocated from investments in Master Funds:
Net realized gain on investments	$1,221,068	$2,408,837
Net increase (decrease) in unrealized appreciation on investments	1,493,332	(1,983,937)
Brokerage commissions and fees	(180,323)	(177,426)
Net gain allocated from investments in Master Funds	2,534,077	247,474

Net investment income allocated from investments in Master Funds	171,698	187,306

Investment income:
Interest income	2,853,722	2,338,131
Total investment income	2,853,722	2,338,131

Expenses:
Advisory fees	976,313	959,031
Professional fees	479,423	519,257
Sponsor fees	474,553	505,248
Administrator’s fees	91,857	83,923
Operating expenses	42,468	41,501
Interest expense	14,896	14,616
Total expenses	2,079,510	2,123,576
Net investment income of the Fund	774,212	214,555

Net income	3,479,987	649,335

Incentive allocation	(344,080)	(679,491)

Net income (loss) available for pro-rata allocation to all members	$3,135,907	$(30,156)

See accompanying notes.

Graham Alternative Investment Trading LLC

Statements of Changes in Members’ Capital

Years Ended December 31, 2024 and 2023

	Class 0		Class 2		Class 3-A
	Units	Capital	Units	Capital	Units	Capital

Members’ capital, December 31, 2022	161,081.937	$36,176,761	155,844.459	$24,813,000	–	$–
Subscriptions	23,047.035	5,154,000	2,167.419	355,000	–	–
Redemptions	(6,204.461)	(1,427,728)	(14,813.647)	(2,407,509)	–	–
Incentive allocation	–	(459,293)	–	(220,198)	–	–
Net income	–	468,534	–	112,984	–	–
Members’ capital, December 31, 2023	177,924.511	39,912,274	143,198.231	22,653,277	–	–
Initial subscription, June 1, 2024	–	–	–	–	750.000	75,000
Subscriptions	5,607.149	1,322,000	6,396.671	1,045,650	4,861.660	480,000
Redemptions	(20,797.536)	(4,844,951)	(42,521.832)	(7,040,612)	–	–
Incentive allocation	–	(212,583)	–	(100,966)	–	(44)
Net income (loss)	–	2,086,518	–	1,076,429	–	(6,819)
Members’ capital, December 31, 2024	162,734.124	$38,263,258	107,073.070	$17,633,778	5,611.660	$548,137

See accompanying notes.

Graham Alternative Investment Trading LLC

Statements of Changes in Members’ Capital (continued)

Years Ended December 31, 2024 and 2023

	Class 3-B		Class M		Total
	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2022	–	$–	4,671.470	$2,253,147	$63,242,908
Subscriptions	–	–	–	–	5,509,000
Redemptions	–	–	–	(679,491)	(4,514,728)
Incentive allocation	–	–	–	679,491	–
Net income	–	–	–	67,817	649,335
Members’ capital, December 31, 2023	–	–	4,671.470	2,320,964	64,886,515
Initial subscription, May 1, 2024	750.000	75,000	–	–	75,000
Initial subscription, June 1, 2024	–	–	–	–	75,000
Subscriptions	79,117.197	7,430,000	–	–	10,277,650
Redemptions	(2,346.723)	(220,715)	–	(344,080)	(12,450,358)
Incentive allocation	–	(30,487)	–	344,080	–
Net income	–	150,385	–	173,474	3,479,987
Members’ capital, December 31, 2024	77,520.474	$7,404,183	4,671.470	$2,494,438	$66,343,794

See accompanying notes.

Graham Alternative Investment Trading LLC

 Statements of Cash Flows

	Years Ended December 31,
	2024	2023
Cash flows provided by (used in) operating activities
Net income	$3,479,987	$649,335
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net (income) allocated from investments in Master Funds	(2,610,342)	(434,780)
Net (income) allocated from investment in Graham Cash Assets LLC	(2,949,155)	(2,338,131)
Proceeds from sale of investments in Master Funds	72,533,433	67,889,237
Proceeds from sale of investments in Graham Cash Assets LLC	52,006,962	47,243,136
Purchase of investments in Master Funds	(71,239,990)	(67,965,388)
Purchase of investments in Graham Cash Assets LLC	(51,134,187)	(45,567,105)
Changes in assets and liabilities:
Increase in accrued professional fees	80,356	53,562
Increase in accrued advisory fees	6,966	1,341
Decrease in accrued sponsor fees	(4,363)	(1,033)
Increase in accrued administrator’s fees	241	20
Increase in accrued operating expenses	55	466
Net cash provided by (used in) operating activities	169,963	(469,340)

Cash flows (used in) provided by financing activities
Subscriptions	10,427,650	5,509,000
Redemptions (net of redemptions payable)	(10,597,613)	(5,039,660)
Net cash (used in) provided by financing activities	(169,963)	469,340

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of year	–	–
Cash and cash equivalents, end of year	$–	$–

Supplemental cash flow information
Interest paid	$14,896	$14,616

See accompanying notes.

Graham Alternative Investment Trading LLC

Notes to Financial Statements

December 31, 2024

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

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated using the exchange rates at December 31, 2024 and 2023. Gains and losses resulting from foreign currency transactions are calculated using daily exchange rates prevailing on the transaction date. The Master Funds do not isolate the portion of results of operations from changes in foreign exchange rates on investments and cash from fluctuations arising from changes in market prices of investments held. The Master Funds’ currency translation gains and losses are included in the statements of operations and incentive allocation within net realized gain and net increase (decrease) in unrealized appreciation on investments.

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

GAIT’s investments in the Master Funds and Graham Cash Assets LLC (“Cash Assets”) have been valued at net asset value using the practical expedient. Accordingly, under U.S. GAAP, these investments are excluded from categorization in the fair value hierarchy. GAIT’s investments in the Master Funds and Cash Assets are discussed in Notes 3 and 4. There were no Level 3 assets or liabilities held at any point during the years ended December 31, 2024 or 2023 by GAIT, the Master Funds, or Cash Assets.

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

Credit Risk Related Contingent Features

OTC derivative instruments are subject to ISDA Master Agreements which generally require among other things, that the Master Funds maintain a predetermined level of net assets or rate of return and provide limits with respect to any decline in value over 1-month, 3-month and 12-month periods. If the Master Funds were to violate such provisions, the counterparty to these instruments could demand liquidation of the outstanding positions. There were no events that occurred throughout the years ended December 31, 2024 and 2023 which caused any counterparty to demand liquidation of any outstanding positions. Graham K4D Trading Ltd. had derivative instruments subject to credit risk related contingent features in a net liability position in the amount of $0 and $8,339,776 at December 31, 2024 and 2023, respectively. Graham Commodity Strategies LLC had no derivative instruments subject to credit risk related contingent features in a net liability position at December 31, 2024 and 2023, respectively. Graham Derivatives Strategies LLC had derivative instruments subject to credit risk related contingent features in a net liability position in the amount of $0 and $4,589 at December 31, 2024 and 2023, respectively.

New York Mercantile Exchange Corporate Membership

Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is a member of the New York Mercantile Exchange (“NYMEX”). As a result of its membership, Graham Commodity Strategies LLC owns two NYMEX seats and 30,000 shares of the CME Group. Graham Commodity Strategy LLC’s policy is to value the NYMEX seats and the shares of the CME Group at fair value. As of December 31, 2024 and 2023, the two NYMEX seats were valued at $315,000 and $240,000, respectively, and the 30,000 shares of CME Group were valued at $6,966,900 and $6,318,000, respectively, all of which are included within Exchange Memberships on Graham Commodity Strategies LLC’s statements of financial condition. The NYMEX seats and CME Group shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
2. Summary of Significant Accounting Policies (continued)

Chicago Mercantile Exchange Membership

Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is also a member of the Chicago Mercantile Exchange (“CME”). As a result of its membership, Graham Commodity Strategies LLC owns two CME seats and 2,232 shares of the CME Group. Graham Commodity Strategies LLC’s policy is to value the CME seats and the shares of the CME Group at fair value. As of December 31, 2024 and 2023, the two CME seats were valued at $596,000 and $382,500, respectively, and the 2,232 shares of CME Group were valued at $518,337 and $470,059, respectively, all of which are included within Exchange memberships on Graham Commodity Strategies LLC’s statement of financial condition. The CME seats and CME Group shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Graham K4D Trading Ltd., a Master Fund in which GAIT invests, is a member of the CME.  As a result of its membership, Graham K4D Trading Ltd. owns one CME seat and 4,085 shares of the CME Group. Graham K4D Trading Ltd.’s policy is to value the CME seat and the shares of the CME Group at fair value. As of December 31, 2024 and 2023, the CME seat was valued at $160,000 and $114,000, respectively, and the 4,085 shares of the CME Group were valued at $948,660 and $860,301, respectively, all of which are included in Exchange memberships on Graham K4D Trading Ltd.’s statement of financial condition.  The CME seat and CME Group shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Chicago Board of Trade Membership

As of December 31, 2024, Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is also a member of the Chicago Board of Trade (“CBOT”) under Rule 106.S and owns 3,265 shares of the CME Group as a result of its CBOT membership. Graham Commodity Strategies LLC’s policy is to value the CME shares at fair value. As of December 31, 2024 and 2023, the 3,265 shares of the CME Group were valued at $758,231 and $687,609 and are included in Exchange memberships on Graham Commodity Strategies LLC’s statement of financial condition. The CME shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Graham Derivatives Strategies LLC, a Master Fund in which GAIT invests, is also a member of the CBOT under Rule 106.S and owns one B-1/Full seat (“CBOT membership”). Graham Derivatives Strategies LLC’s policy is to value the CBOT membership at fair value. As of December 31, 2024 and 2023, the B-1/Full membership was valued at $379,000 and $309,500, respectively. The CBOT membership is considered a Level 1 asset as described in the Fair Value section of Note 2.

Graham K4D Trading Ltd., a Master Fund in which GAIT invests, is also a member of the CBOT under Rule 106.S and owns two B-1/Full seats and one B-2/Associate seat (“collectively, “CBOT memberships”). Graham K4D Trading Ltd.’s policy is to value the CBOT memberships at fair value. As of December 31, 2024 and 2023, the two B-1/Full seats were valued at $758,000 and $619,000, respectively, and the B-2/Associate seat was valued at $91,500 and $60,000, all of which are included in Exchange memberships on Graham K4D Trading Ltd.’s statement of financial condition. Additionally, Graham K4D Trading Ltd. owns 970 shares of the CME Group as a result of its CBOT membership. The Graham K4D Trading Ltd.’s policy is to value the CME Group shares at fair value. As of December 31, 2024 and 2023, the 970 shares of the CME Group were valued at $225,263 and $204,282, respectively. The CBOT memberships and shares of the CME Group are considered Level 1 assets as described in the Fair Value section of Note 2.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
2. Summary of Significant Accounting Policies (continued)

Commodity Exchange Membership

As of December 31, 2024, Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is also a member of the Commodity Exchange (“COMEX”) and owns two COMEX seats. Graham Commodity Strategies LLC’s policy is to value the COMEX seats at fair value. As of December 31, 2024 and 2023, the two COMEX seats were valued at $172,000 and $164,500 in total and is included in Exchange memberships on Graham Commodity Strategies LLC’s statement of financial condition. The COMEX seats are considered Level 1 assets as described in the Fair Value section of Note 2.

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

Cash and Cash Equivalents

GAIT classifies all highly liquid investments with a maturity of three months or less at the time of purchase as cash equivalents. Cash deposited with a bank is subject to credit risk. In the event of the bank's insolvency, recovery of GAIT’s cash would be limited to account insurance or other protection afforded by such deposit. At December 31, 2024 and 2023, GAIT did not have any cash or cash equivalents.

Recent Accounting Pronouncement

In November 2023, the FASB issued ASU No. 2023-07 (“ASU 2023-07”) Segment Reporting (Topic 280) — Improvements to Reportable Segment Disclosures. An operating segment is defined in Topic 280 as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (CODM) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. The Investment Committee acts as GAIT’s CODM. GAIT represents a single operating segment, as the CODM monitors the operating results of GAIT as a whole and GAIT’s long-term strategic asset allocation is pre-determined in accordance with the terms of its LLC Agreement, based on a defined investment strategy which is executed by GAIT’s portfolio managers as a team. The financial information in the form of GAIT’s portfolio composition, total returns, expense ratios and changes in members’ capital (i.e., changes in members’ capital resulting from operations, subscriptions and redemptions), which are used by the CODM to assess the segment’s performance versus GAIT’s comparative benchmarks and to make resource allocation decisions for GAIT’s single segment, is consistent with that presented within GAIT’s financial statements. Segment assets are reflected on the accompanying statements of financial condition as “total assets” and significant segment expenses are listed on the accompanying statements of operations. ASU 2023-07 was effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024, with early adoption permitted. GAIT adopted ASU 2023-07 for annual reporting of the year ended December 31, 2024. Adoption of the new standard impacted financial statement disclosures only and did not affect GAIT’s financial position or results of operations.

Indemnifications

In the normal course of business, the Master Funds, Cash Assets, and GAIT enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. GAIT’s maximum exposure under these arrangements is unknown; however, GAIT has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At December 31, 2024 and 2023, no accruals have been recorded by GAIT for indemnifications.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
3. Investments in Master Funds

As of December 31, 2024 and 2023, GAIT invested in various Master Funds, all of which were managed by the Manager. GAIT’s investments in these Master Funds, as well as the investment objectives of each Master Fund, are summarized below. All of the Master Funds and GAIT are related parties. The Master Funds do not charge management fees or incentive allocation, and all offer monthly subscriptions and redemptions.

December 31, 2024
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (Loss)

Global Macro Funds
Graham Commodity Strategies LLC	4.42%	$2,932,998	$2,881,182
Graham Derivatives Strategies LLC	2.31%	1,533,539	(925,178)

Systematic Macro Funds
Graham K4D Trading Ltd.	5.19%	3,440,107	654,338
	11.92%	$7,906,644	$2,610,342

December 31, 2023
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (Loss)

Global Macro Funds
Graham Commodity Strategies LLC	3.90%	$2,529,772	$2,988,752
Graham Derivatives Strategies LLC	1.31%	850,235	(1,199,738)

Systematic Macro Funds
Graham K4D Trading Ltd.	4.95%	3,209,436	(1,354,234)
	10.16%	$6,589,443	$434,780

The following table summarizes the financial position of each Master Fund as of December 31, 2024:

	Graham Commodity Strategies LLC (Delaware)	Graham Derivatives Strategies LLC (Delaware)	Graham K4D Trading Ltd. (BVI)
Assets:
Due from brokers	$80,280,546	$19,239,860	$45,091,296
Derivative financial instruments, at fair value	1,100,077	22,252,171	16,528,063
Fixed income securities owned, at fair value	–	–	13,965,435
Exchange memberships, at fair value	9,326,468	379,000	2,183,423
Interest receivable	163,280	40,364	134,724
Dividend receivable	144,118	–	20,523
Total assets	91,014,489	41,911,395	77,923,464

Liabilities:
Derivative financial instruments, at fair value	5,130,546	–	3,486,877
Interest payable	7,608	8,037	97,592
Total liabilities	5,138,154	8,037	3,584,469
Members’ Capital / Net Assets	$85,876,335	$41,903,358	$74,338,995

Percentage of Master Fund held by GAIT	3.42%	3.66%	4.63%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2024:

Description	Fair Value	Percentage of Members' Capital of Master Fund
Graham Commodity Strategies LLC
Exchange memberships (cost $3,649,411)
United States (cost $3,649,411)
Financial services (cost $3,649,411)	$9,326,468	10.86%
Total exchange memberships	$9,326,468	10.86%

Derivative financial instruments
Long contracts
Futures
Commodity	$(1,979,003)	(2.30)%
Foreign bond	(519,351)	(0.61)%
Interest rate	563,007	0.65%
U.S. bond	(983,109)	(1.14)%
U.S. index	(3,021,325)	(3.52)%
Total futures	(5,939,781)	(6.92)%

Forwards
Foreign currency	(767,550)	(0.89)%
Total forwards	(767,550)	(0.89)%

Options (cost $4,374,059)
Commodity futures	250,665	0.29%
Currency futures	3,784,234	4.41%
Interest rate futures	395,594	0.46%
U.S. bond futures	482,820	0.56%
U.S. index futures	25,050	0.03%
Total options	$4,938,363	5.75%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2024:

Description	Fair Value	Percentage of Members' Capital of Master Fund
Graham Commodity Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity	$(107,080)	(0.12)%
Foreign bond	130,561	0.15%
U.S. bond	644,750	0.75%
U.S. index	174,825	0.20%
Total futures	843,056	0.98%

Forwards
Foreign currency	529,237	0.62%
Total forwards	529,237	0.62%

Options (proceeds $3,287,181)
Commodity	(174,386)	(0.20)%
Currency futures	(2,445,845)	(2.85)%
Interest rate futures	(480,025)	(0.56)%
U.S. bond futures	(491,688)	(0.57)%
U.S. index futures	(41,850)	(0.05)%
Total options	(3,633,794)	(4.23)%
Total derivative financial instruments	$(4,030,469)	(4.69)%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2024:
Description	Number of Contracts/ Notional Amount	Fair Value	Percentage of Members' Capital of Master Fund
Graham Derivatives Strategies LLC
Exchange memberships (cost $305,000)
United States (cost $305,000)
Financial services (cost $305,000)		$379,000	0.90%
Total exchange memberships		$379,000	0.90%

Derivative financial instruments
Long contracts
Futures
Commodity
WTI Crude February 2025	167	$84,090	0.20%
Other commodity		(327,302)	(0.78)%
Foreign bond		(60,985)	(0.15)%
Foreign index		(54,246)	(0.13)%
Interest rate		(43,082)	(0.10)%
U.S. bond		(322,125)	(0.77)%
U.S. index
S&P 500 E-mini March 2025	13	(5,563)	(0.01)%
Other U.S. index		(18,020)	(0.04)%
Total futures		(747,233)	(1.78)%

Forwards
British pound / U.S. dollar 3/19/2025	£ 12,636,592	(6,653)	(0.02)%
Swiss franc / U.S. dollar 3/19/2025	₣ 5,627,670	(65,872)	(0.16)%
Other foreign currency		(191,514)	(0.46)%
Total forwards		(264,039)	(0.64)%

Options (cost $44,283,322)
Commodity futures
Crude oil June 2025, $60.00 Put	1	3,649,000	8.71%
Crude oil March 2025 – June 2025, $50.00 - $62.00 Put	2	1,788,300	4.27%
Currency futures
Euro dollar / U.S. dollar January 2025, $1.05 Put	1	2,297,834	5.48%
Euro dollar / U.S. dollar (Digital) January 2025 – March 2025, $1.01 - $1.05 Put	10	8,417,431	20.09%
British pound / U.S. dollar January 2025 – March 2025, $1.24 - $1.26 Put	4	4,879,271	11.64%
U.S. dollar / Canadian dollar January 2025 – February 2025, $1.42 - $1.45 Call	3	4,072,858	9.72%
U.S. dollar / Swiss franc (Digital) March 2025 – May 2025, $0.91 - $0.93 Call	3	2,648,965	6.32%
U.S. dollar / Chinese yuan February 2025, $7.33 - $7.35 Call	2	2,204,542	5.26%
Other currency futures		1,289,362	3.08%
U.S. index futures
S&P 500 E-mini March 2025, $6,300.00 Call	1	2,885,075	6.89%
S&P 500 E-mini January 2025, $5,900.00 Put	1	1,881,900	4.49%
Total options		36,014,538	85.95%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2024:

Description	Number of Contracts/ Notional Amount		Fair Value	Percentage of Members' Capital of Master Fund
Graham Derivatives Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity
Brent crude March 2025		(13)	$(16,250)	(0.04)%
Other commodity			115,269	0.28%
Foreign bond			438,836	1.05%
Interest rate			(54,916)	(0.13)%
U.S. bond			528,133	1.25%
U.S. index
S&P 500 E-mini March 2025		(65)	61,258	0.15%
Other U.S. index			66,990	0.16%
Total futures			1,139,320	2.72%

Forwards
British pound / U.S. dollar 3/19/2025		£(12,636,592)	49,186	0.12%
Canadian dollar / U.S. dollar 1/02/2025 – 1/03/2025	C$	(89,522,457)	58,662	0.14%
Swiss franc / U.S. dollar 3/19/2025	₣	(8,512,752)	139,608	0.33%
Other foreign currency			485,431	1.16%
Total forwards			732,887	1.75%

Options (proceeds $21,293,061)
Commodity futures
Crude oil June 2025, $55.00 Put		(1)	(4,138,500)	(9.88)%
Crude oil March 2025, $57.00 Put		(1)	(249,390)	(0.60)%
Currency futures
Euro dollar / U.S. dollar January 2025, $1.01 - $1.02 Put		(2)	(819,608)	(1.96)%
Euro dollar / U.S. dollar (Digital EKO) January 2025, $1.05 Put		(1)	(1,145,916)	(2.73)%
Euro dollar / U.S. dollar (Digital) February 2025 - March 2025, $1.08 - $1.09 Call		(3)	(862,090)	(2.06)%
British pound / U.S. dollar January 2025 – March 2025, $1.21 - $1.24 Put		(4)	(1,977,225)	(4.72)%
U.S. dollar / Canadian dollar January 2025 - February 2025, $1.44 – $1.47 Call		(3)	(2,326,377)	(5.55)%
U.S. dollar / Swiss franc January 2025, $0.91 Call		(1)	(426,784)	(1.02)%
U.S. dollar / Chinese yuan February 2025, $7.43 - $7.45 Call		(2)	(1,039,069)	(2.48)%
U.S. dollar / Chinese yuan February 2025, $7.10 Put		(1)	(94,032)	(0.22)%
Other currency futures			(461,436)	(1.10)%
U.S. index futures
S&P 500 E-mini March 2025, $6,500.00 Call		(1)	(291,100)	(0.69)%
S&P 500 E-mini January 2025, $5,700.00 Put		(1)	(791,775)	(1.89)%
Total options			(14,623,302)	(34.90)%
Total derivative financial instruments			$22,252,171	53.10%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2024:

Description	Principal Amount / Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd.
Fixed income securities (cost $13,567,089)
Government Bonds (cost $13,567,089)
United States (cost $13,567,089)
U.S. Treasury Bills 0.00% due 01/23/2025	$14,000,000	$13,965,435	18.79%
Total Government Bonds		13,965,435	18.79%
Total fixed income securities		$13,965,435	18.79%

Exchange memberships (cost $1,924,208)
United States (cost $1,924,208)
Financial services (cost $1,924,208)		$2,183,423	2.94%
Total exchange memberships		$2,183,423	2.94%

Derivative financial instruments
Long contracts
Futures
Commodity		$1,191,696	1.60%
Currency		279,389	0.38%
Foreign bond		(2,749,730)	(3.70)%
Foreign index		(2,207,681)	(2.97)%
Interest rate		(764,635)	(1.03)%
U.S. bond
U.S. 2yr Note (CBT) March 2025	696	10,656	0.01%
U.S. index		(4,189,594)	(5.63)%
Total futures		(8,429,899)	(11.34)%

Swaps (cost $6,220,677)
Interest rate		3,150,591	4.24%
Total swaps		3,150,591	4.24%

Forwards
Foreign currency		(592,587)	(0.80)%
Total forwards		(592,587)	(0.80)%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2024:

Description	Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd. (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity		$(1,298,213)	(1.75)%
Currency		123,621	0.17%
Foreign bond		129,878	0.17%
Foreign index		191,744	0.26%
Interest rate		1,609,845	2.16%
U.S. bond
U.S. 5 yr -10 yr Note (CBT) March 2025	(682)	483,461	0.65%
U.S. Long Bond (CBT) March 2025	(80)	357,258	0.48%
U.S. Ultra Bond (CBT) March 2025	(13)	116,531	0.16%
U.S. index		741,343	1.00%
Total futures		2,455,468	3.30%

Swaps (proceeds $672,223)
Interest rate		2,578,678	3.47%
Total swaps		2,578,678	3.47%

Forwards
Foreign currency		13,878,935	18.67%
Total forwards		13,878,935	18.67%
Total derivative financial instruments		$13,041,186	17.54%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table shows the fair value classification of each investment type by Master Fund as of December 31, 2024:
	Graham Commodity Strategies LLC	Graham Derivatives Strategies LLC	Graham K4D Trading Ltd.
Assets
Level 1:
Commodity futures	$–	$299,350	$6,062,164
Commodity futures options	250,665	5,437,300	-
Currency futures	–	–	457,558
Exchange memberships*	9,326,468	379,000	2,183,423
Foreign bond futures	132,604	438,836	975,787
Foreign index futures	–	–	1,459,068
Interest rate futures	850,262	182,439	1,639,526
Interest rate futures options	449,238	-	–
U.S. bond futures	725,500	636,774	967,906
U.S. bond futures options	482,820	–	–
U.S. index futures	174,825	128,248	741,343
U.S. index futures options	25,050	4,766,975	–
Total Level 1	12,417,432	12,268,922	14,486,775

Level 2:
Government bonds*	–	–	13,965,435
Foreign currency forwards	582,560	788,355	14,039,314
Currency futures options	3,784,234	25,810,262	–
Interest rate swap	–	–	6,652,409
Total Level 2	4,366,794	26,598,617	34,657,158
Total investment related assets	$16,784,226	$38,867,539	$49,143,933

Liabilities
Level 1:
Commodity futures	$(2,086,083)	$(443,543)	$(6,168,681)
Commodity futures options	(174,386)	(4,387,890)	–
Currency futures	–	–	(54,548)
Foreign bond futures	(521,394)	(60,985)	(3,595,639)
Foreign index futures	–	(54,246)	(3,475,005)
Interest rate futures	(287,255)	(280,437)	(794,316)
Interest rate futures options	(533,669)	–	–
U.S. bond futures	(1,063,859)	(430,766)	–
U.S. bond futures options	(491,688)	–	–
U.S. index futures	(3,021,325)	(23,583)	(4,189,594)
U.S. index futures options	(41,850)	(1,082,875)	–
Total Level 1	(8,221,509)	(6,764,325)	(18,277,783)

Level 2:
Foreign currency forwards	(820,873)	(319,507)	(752,966)
Currency futures options	(2,445,845)	(9,152,536)	–
Interest rate swap	–	–	(923,140)
Total Level 2	(3,266,718)	(9,472,043)	(1,676,106)
Total investment related liabilities	$(11,488,227)	$(16,236,368)	$(19,953,889)

* See each Master Fund’s condensed schedule of investments for breakout of industry and geographic region.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham Commodity Strategies LLC based on its average quarterly notional amounts and number of contracts for the year ended December 31, 2024. The table also displays the fair value of derivative contracts held by Graham Commodity Strategies LLC at December 31, 2024 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the Master Funds’ statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and derivative liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income (loss) and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional Amounts	Number of contracts	Notional amounts	Number of contracts	Derivative assets	Derivative liabilities
Commodity price
Futures	$153,823,213	998	$(8,338,289)	(108)	$–	$(2,086,083)
Options (a)	1,211,923	160	(1,300,666)	(124)	250,665	(174,386)
	155,035,136	1,158	(9,638,955)	(232)	250,665	(2,260,469)
Equity price
Futures	126,611,939	557	(190,801,495)	(1,381)	174,825	(3,021,325)
Options (a)	5,311,808	235	(8,028,292)	(415)	25,050	(41,850)
	131,923,747	792	(198,829,787)	(1,796)	199,875	(3,063,175)
Foreign currency exchange rate
Forwards	340,429,163	N/A	(433,068,217)	N/A	582,560	(820,873)
Options (a)	94,848,111	36	(90,739,472)	(31)	3,784,234	(2,445,845)
	435,277,274	36	(523,807,689)	(31)	4,366,794	(3,266,718)
Interest rate
Futures	4,283,291,929	23,768	(483,441,714)	(3,249)	1,708,366	(1,872,508)
Options (a)	68,545,860	1,029	(65,220,771)	(2,575)	932,058	(1,025,357)
	4,351,837,789	24,797	(548,662,485)	(5,824)	2,640,424	(2,897,865)
Total	$5,074,073,946	26,783	$(1,280,938,916)	(7,883)	$7,457,758	$(11,488,227)

(a)	Notional amounts for options are based on the delta-adjusted positions.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham Derivatives Strategies LLC based on its average quarterly notional amounts and number of contracts for the year ended December 31, 2024. The table also displays the fair value of derivative contracts held by Graham Derivatives Strategies LLC at December 31, 2024 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the Master Funds’ statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and derivative liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income (loss) and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional Amounts	Number of contracts	Notional amounts	Number of contracts	Derivative assets	Derivative liabilities
Commodity price
Futures	$60,638,237	405	$(15,358,624)	(116)	$299,350	$(443,543)
Options (a)	87,791,045	2,852	(60,085,446)	(3,156)	5,437,300	(4,387,890)
	148,429,282	3,257	(75,444,070)	(3,272)	5,736,650	(4,831,433)
Equity price
Futures	114,958,322	1,205	(43,244,002)	(410)	128,248	(77,829)
Options (a)	271,360,125	3,093	(237,233,423)	(2,851)	4,766,975	(1,082,875)
	386,318,447	4,298	(280,477,425)	(3,261)	4,895,223	(1,160,704)
Foreign currency exchange rate
Forwards	211,282,533	N/A	(334,165,968)	N/A	788,355	(319,507)
Options (a)	596,210,151	23	(615,295,023)	(24)	25,810,262	(9,152,536)
	807,492,684	23	(949,460,991)	(24)	26,598,617	(9,472,043)
Interest rate
Futures	781,601,874	3,837	(471,116,623)	(3,192)	1,258,049	(772,188)
Options (a)	609,448,985	21,851	(590,986,789)	(21,076)	–	–
	1,391,050,859	25,688	(1,062,103,412)	(24,268)	1,258,049	(772,188)
Total	$2,733,291,272	33,266	$(2,367,485,898)	(30,825)	$38,488,539	$(16,236,368)

(a)	Notional amounts for options are based on the delta-adjusted positions.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham K4D Trading Ltd. based on its average quarterly notional amounts and number of contracts for the year ended December 31, 2024. The table also displays the fair value of derivative contracts held by Graham K4D Trading Ltd. at December 31, 2024 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the Master Funds’ statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and derivative liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income (loss) and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative assets	Derivative liabilities
Commodity price
Futures	$200,957,140	2,108	$(104,191,039)	(2,663)	$6,062,164	$(6,168,681)
	200,957,140	2,108	(104,191,039)	(2,663)	6,062,164	(6,168,681)

Equity price
Futures	403,167,335	2,954	(35,831,616)	(388)	2,200,411	(7,664,599)
	403,167,335	2,954	(35,831,616)	(388)	2,200,411	(7,664,599)

Foreign currency exchange rate
Forwards	197,137,763	N/A	(573,426,627)	N/A	14,039,314	(752,966)
Futures	18,160,356	180	(4,566,323)	(59)	457,558	(54,548)
	215,298,119	180	(577,992,950)	(59)	14,496,872	(807,514)

Interest rate
Futures	894,778,806	5,129	(1,169,964,428)	(6,143)	3,583,219	(4,389,955)
Swaps	194,851,030	53	(217,594,709)	(45)	6,652,409	(923,140)
	1,089,629,836	5,182	(1,387,559,137)	(6,188)	10,235,628	(5,313,095)
Total	$1,909,052,430	10,424	$(2,105,574,742)	(9,298)	$32,995,075	$(19,953,889)

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
3. Investments in Master Funds (continued)

When multiple derivative contracts are held with the same counterparty, the Master Funds will net the contracts in an asset position with the contracts in a liability position when covered by a master netting agreement or similar arrangements, for presentation in the statements of financial condition. The table below displays the amounts at December 31, 2024 by which the fair values of both derivative assets and derivative liabilities were reduced within the Master Funds’ statements of financial condition as a result of this netting. Gross amounts below correspond to the total derivative asset and derivative liability balances categorized by primary underlying risk and product type in the preceding tables. Collateral pledged (received) for derivative assets and derivative liabilities represent the cash amounts which are included in due from brokers on the statements of financial condition. Actual collateral pledged or received by the Master Funds may exceed these amounts.

Description	Gross Amount	Gross Amount Offset in the Statements of Financial Condition	Net Amount Presented in the Statements of Financial Condition	Collateral (Received) / Pledged	Net Amount

Graham Commodity Strategies LLC[1]
Derivative assets	$7,457,758	$(6,357,681)	$1,100,077	$–	$1,100,077
Derivative liabilities	$(11,488,227)	$6,357,681	$(5,130,546)	$5,130,546	$–

Graham Derivatives Strategies LLC[2]
Derivative assets	$38,488,539	$(16,236,368)	$22,252,171	$–	$22,252,171
Derivative liabilities	$(16,236,368)	$16,236,368	$–	$–	$–

Graham K4D Trading Ltd.[3]
Derivative assets	$32,995,075	$(16,467,012)	$16,528,063	$–	$16,528,063
Derivative liabilities	$(19,953,889)	$16,467,012	$(3,486,877)	$3,486,877	$–

1 Net derivative asset and liability amounts presented in the statement of financial condition are held with two counterparties. At December 31, 2024, additional collateral pledged in the amount of $75,150,000 was posted in support of derivative positions and is included in due from brokers on the statement of financial condition.

2 Net derivative assets amounts presented in the statement of financial condition are held with two counterparties. At December 31, 2024, additional collateral pledged in the amount of $19,239,860 was posted in support of derivative positions and is included in due from brokers on the statement of financial condition.

3 Net derivative asset and liability amounts presented in the statement of financial condition are held with two counterparties. At December 31, 2024, additional collateral pledged in the amount of $41,604,419 was posted in support of derivative positions and is included in due from brokers on the statement of financial condition.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table summarizes the results of operations of each Master Fund for the year ended December 31, 2024:

	Graham Commodity Strategies LLC	Graham Derivatives Strategies LLC	Graham K4D Trading Ltd.

Net investment income	$3,260,585	$677,484	$819,518

Net realized gain (loss) on investments	87,809,231	(22,032,130)	(24,887,346)
Net (decrease) increase in unrealized appreciation on investments	(2,600,120)	(1,828,638)	27,463,359
Brokerage commissions and fees	(1,140,816)	(3,502,239)	(403,321)
Net gain (loss) on investments	84,068,295	(27,363,007)	2,172,692
Net income (loss)	$87,328,880	$(26,685,523)	$2,992,210

The following table shows the gains and losses on all derivative financial instruments held by the Master Funds reported in net realized gain (loss) and net increase (decrease) in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the year ended December 31, 2024:

	Graham Commodity Strategies LLC		Graham Derivatives Strategies LLC		Graham K4D Trading Ltd.
	Net realized gain	Net decrease in unrealized appreciation on investments	Net realized loss	Net decrease in unrealized appreciation on investments	Net realized loss	Net increase in unrealized appreciation on investments
Commodity price
Futures	$10,799,682	$(2,081,580)	$6,888,699	$(198,283)	$(3,686,549)	$4,724,509
Options	90,248	(21,081)	5,760,257	(1,249,342)	–	–
	10,889,930	(2,102,661)	12,648,956	(1,447,625)	(3,686,549)	4,724,509
Equity price
Futures	15,880,981	(3,895,985)	(14,583,632)	50,419	11,889,483	(6,922,898)
Options	(162,166)	45,768	(3,340,033)	(2,087,465)	–	–
	15,718,815	(3,850,217)	(17,923,665)	(2,037,046)	11,889,483	(6,922,898)
Foreign currency exchange rate
Forwards	(5,906,579)	(2,134,688)	7,223,788	520,868	2,725,329	21,953,781
Futures	–	–	–	–	700,480	658,892
Options	(303,007)	39,648	(37,541,982)	(989,133)	–	–
	(6,209,586)	(2,095,040)	(30,318,194)	(468,265)	3,425,809	22,612,673
Interest rate
Futures	18,800,042	(1,170,662)	(7,853,344)	724,209	(38,820,542)	6,304,214
Options	645,420	231,423	(984,484)	–	–	–
Swaps	–	–	–	–	1,634,263	27,220
	19,445,462	(939,239)	(8,837,828)	724,209	(37,186,279)	6,331,434
Total	$39,844,621	$(8,987,157)	$(44,430,731)	$(3,228,727)	$(25,557,536)	$26,745,718

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
3. Investments in Master Funds (continued)

The following table summarizes the financial position of each Master Fund as of December 31, 2023:

	Graham Commodity Strategies LLC (Delaware)	Graham Derivatives Strategies LLC (Delaware)	Graham K4D Trading Ltd. (BVI)
Assets:
Due from brokers	$67,777,624	$8,226,511	$55,367,914
Derivative financial instruments, at fair value	3,978,730	17,283,720	-
Fixed income securities owned, at fair value	-	-	17,871,161
Exchange memberships, at fair value	8,262,668	309,500	1,857,583
Interest receivable	191,095	30,734	193,267
Dividend receivable	130,451	-	18,577
Total assets	80,340,568	25,850,465	75,308,502

Liabilities:
Derivative financial instruments, at fair value	-	-	19,078,924
Interest payable	12,034	4,841	95,578
Total liabilities	12,034	4,841	19,174,502
Members’ Capital / Net Assets	$80,328,534	$25,8445,624	$56,134,000

Percentage of Master Fund held by GAIT	3.15%	3.29%	5.72%

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
Graham K4D Trading Ltd.
Fixed income securities (cost $17,749,920)
Government Bonds (cost $17,749,920)
United States (cost $17,749,920)
U.S. Treasury Bills 0.00% due 02/20/2024		$18,000,000	$17,871,161	31.84%
Total Government Bonds			$17,871,161	31.84%
Total fixed income securities			$17,871,161	31.84%

Exchange memberships (cost $1,924,208)
United States (cost $1,924,208)
Financial services (cost $1,924,208)			$1,857,583	3.31%
Total exchange memberships			$1,857,583	3.31%

Derivative financial instruments
Long contracts
Futures
Commodity			$(2,604,370)	(4.64)%
Currency			(221,661)	(0.39)%
Foreign bond			1,513,055	2.70%
Foreign index			1,113,650	1.98%
Interest rate			680,630	1.21%
U.S. bond
U.S. Ultra bond (CBT) March 2024		12	52,891	0.09%
U.S. index			1,454,042	2.59%
Total futures			1,988,237	3.54%

Swaps (cost $1,800,380)
Interest rate			2,181,752	3.89%
Total swaps			2,181,752	3.89%

Forwards
Swiss franc / U.S. dollar 3/20/2024	₣	18,113,000	172,710	0.31%
Swiss franc / U.S. dollar 1/4/2024	₣	4,741,000	(13,931)	(0.02)%
Swiss franc / U.S. dollar 1/3/2024	₣	3,596,000	(21,089)	(0.04)%
Other foreign currency			1,706,013	3.03%
Total forwards			1,843,703	3.28%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of December 31, 2023:

Description	Number of Contracts/ Notional Amounts		Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd. (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity			$(2,226,656)	(3.97)%
Currency			(34,224)	(0.06)%
Foreign bond			(2,133,085)	(3.80)%
Foreign index			(523,201)	(0.93)%
Interest rate			(1,574,712)	(2.81)%
U.S. bond
U.S 2yr- 10yr Note (CBT) March 2024		(2,895)	(5,052,790)	(9.00)%
U.S. Long bond (CBT) March 2024		(4)	(596,937)	(1.06)%
U.S. index			(585,780)	(1.04)%
Total futures			(12,727,385)	(22.67)%

Swaps (proceeds $1,626,318)
Interest rate			(1,854,095)	(3.30)%
Total swaps			(1,854,095)	(3.30)%

Forwards
Swiss franc / U.S. dollar 3/20/2024	₣	(69,733,000)	(3,150,299)	(5.61)%
Swiss franc / U.S. dollar 1/4/2024	₣	(4,741,000)	(5,033)	(0.01)%
Swiss franc / U.S. dollar 1/3/2024	₣	(3,596,000)	10,015	0.02%
Other foreign currency			(7,365,819)	(13.13)%
Total forwards			(10,511,136)	(18.73)%
Total derivative financial instruments			$(19,078,924)	(33.99)%

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

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
4. Graham Cash Assets LLC

GAIT invests a portion of its excess liquidity in Cash Assets, an entity for which the Manager is also the sole investment advisor. Cash Assets commenced operations on June 22, 2005 and was formed as a Delaware Limited Liability Company for the purpose of consolidating investment activity of multiple funds managed by the Manager. Its objective is to preserve capital while enhancing return on cash balances and providing daily liquidity. GCA maintains cash and cash equivalents on deposit with major U.S. institutions, which may exceed federally insured limits. It also invests in debt obligations guaranteed by the U.S. Federal government, which generally range in maturity from one day to thirty months. GCA currently intends to hold all fixed income securities until maturity and values them at amortized cost which approximates fair value.  If GCA were forced to sell some of its securities in the open market before they mature to meet unanticipated redemption requests (whether from GAIT or other entities affiliated with the manager), the market value of the securities at such time may be below their amortized cost, causing a loss for GAIT’s investors. GAIT’s investment in Cash Assets is valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP based upon GAIT’s proportionate share of Cash Assets’ reported net asset value. GAIT’s investment in Cash Assets at December 31, 2024 and 2023 is $61,337,499 and $59,261,119, respectively, which represents a percentage of GAIT’s Members’ Capital of 92.45% and 91.33%, respectively.

GAIT records its proportionate share of Cash Assets’ realized gains and losses and investment income and expenses on a monthly basis. For the years ended December 31, 2024 and 2023, the total amount recognized by GAIT with respect to its investment in Cash Assets was $2,949,155 and $2,338,131, respectively. These amounts are included in both interest income and net realized gain on investments in the statements of operations and incentive allocation. At December 31, 2024 and 2023, GAIT owned approximately 0.86% and 1.02%, respectively, of Cash Assets. The following table summarizes the financial position of Cash Assets as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Assets:
Cash and cash equivalents	$334,528,628	$460,097,864
Investments in fixed income securities (amortized cost $6,781,806,360 and $5,504,095,501 respectively)	6,781,806,360	5,504,095,501
Interest receivable	9,596,261	9,828,433
Total assets	7,125,931,249	5,974,021,798

Liabilities:
Due to broker	137	141,603,651
Total liabilities	137	141,603,651
Members’ capital	$7,125,931,112	$5,832,418,147

The following table summarizes the results of operations of Cash Assets for the years ended December 31, 2024 and 2023:

	2024	2023
Net gain on investments
Net realized gain on investments	$10,790,020	$–
Net gain on investments	10,790,020	–

Investment income
Interest income	313,735,408	238,486,286
Total investment income	313,735,408	238,486,286

Expenses:
Bank fee expense	655,887	685,142
Total expenses	655,887	685,142
Net investment income	313,079,521	237,801,144
Net income	$323,869,541	$237,801,144

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
4. Graham Cash Assets LLC (continued)

The following represents the condensed schedule of investments of Cash Assets as of December 31, 2024:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (amortized cost $6,781,806,360)
United States
Government Bonds (amortized cost $2,920,547,412)
U.S. Treasury bond 3.75% due 04/15/2026	$500,000,000	$494,585,983	6.94%
U.S. Treasury bond 0.75% due 04/30/2026	500,000,000	476,557,071	6.69%
U.S. Treasury bond 1.63% due 05/15/2026	500,000,000	483,070,945	6.78%
U.S. Treasury bond 0.88% due 09/30/2026	500,000,000	471,127,743	6.61%
U.S. Treasury bonds 0.38% – 1.88% due 12/31/2025 – 02/28/2027	1,050,000,000	995,205,670	13.96%
Total Government Bonds		2,920,547,412	40.98%

Treasury Bills (amortized cost $3,861,258,948)
U.S. Treasury bill 0.00% due 01/07/2025 - 06/26/2025	3,900,000,000	3,861,258,948	54.19%
Total Treasury Bills		3,861,258,948	54.19%
Total United States		6,781,806,360	95.17%
Total Investments in Fixed Income Securities		$6,781,806,360	95.17%

The following represents the condensed schedule of investments of Cash Assets as of December 31, 2023:

Description	Principal Amount	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (amortized cost $5,504,095,501)
United States
Government Bonds (amortized cost $2,780,805,691)
U.S. Treasury bond 0.88% due 01/31/2024	$300,000,000	$299,029,261	5.13%
U.S. Treasury bond 0.13% due 02/15/2024	300,000,000	298,245,218	5.11%
U.S. Treasury bond 1.50% due 02/29/2024	300,000,000	298,357,648	5.12%
U.S. Treasury bond 0.25% due 03/15/2024	300,000,000	297,055,135	5.09%
U.S. Treasury bond 2.13% due 03/31/2024	300,000,000	297,645,754	5.10%
U.S. Treasury bond 3.75% due 04/15/2026	500,000,000	490,369,962	8.41%
U.S. Treasury bond 0.75% due 04/30/2026	500,000,000	458,866,118	7.87%
U.S. Treasury bonds 0.13% – 1.63% due 01/15/2024 – 05/15/2026	350,000,000	341,236,595	5.85%
Total Government Bonds		2,780,805,691	47.68%

Treasury Bills (amortized cost $2,723,289,810)
U.S Treasury bills 0.00% due 01/02/2024 – 05/09/2024	2,750,000,000	2,723,289,810	46.69%
Total Treasury Bills		2,723,289,810	46.69%
Total United States		5,504,095,501	94.37%
Total Investments in Fixed Income Securities		$5,504,095,501	94.37%

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
4. Graham Cash Assets LLC (continued)

Cash Assets reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP. The following table shows the fair value classification of each investment type held by Cash Assets as of December 31, 2024 and 2023:

	2024	2023
Assets
Level 2:
Fixed income securities
Government bonds	$2,920,547,412	$2,780,805,691
Treasury bills	3,861,258,948	2,723,289,810
Total fixed income securities	6,781,806,360	5,504,095,501
Total Level 2	6,781,806,360	5,504,095,501
Total assets	$6,781,806,360	$5,504,095,501

5. Capital Accounts

GAIT offers Class 0 Units, Class 2 Units, and effective March 19, 2024, Class 3-A Units and Class 3-B Units (collectively, the “Units”). All classes are currently issued. GAIT may issue additional classes in the future subject to different fees, expenses or other terms, or invest in other investment programs or combinations of investment programs managed by the Manager. GAIT also has Management Units (“Class M units”) which are solely for the investment of the Manager.

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

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
6. Fees and Related Party Transactions

Advisory Fees

Class 0 and Class 2 of GAIT paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate of 1.50% of the Members’ Capital of such Class. Class 3-A and Class 3-B have an advisory fee at an aggregate annual rate of 1.50% and 2.00% of the Members’ Capital of such Class, respectively. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is affected with respect to Units of such Class during the month. Class M has no advisory fee. The Advisory Fees paid to the Manager for the years ended December 31, 2024 and 2023 were $976,313 and $959,031, respectively.

Sponsor Fees

Class 0 and Class 2 of GAIT paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Members’ Capital specified for the periods in the table below. Class 3-A, Class 3-B and Class M of GAIT have no sponsor fee. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee. The Sponsor Fees paid to the Manager by Class 0 and Class 2 for the years ended December 31, 2024 and 2023 were $474,553 and $505,248, respectively.

Class 0	Class 2
0.50%	1.25%

Incentive Allocation

At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced effective as of the date of any redemption of any Units of such class by multiplying the loss carryforward by the ratio that the amount of assets redeemed from such class bears to the net assets of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made. Incentive Allocation for the years ended December 31, 2024 and 2023 were $344,080 and $679,491, respectively.

Any portion of any of the above fees, including the Incentive Allocation, may be paid by the Manager to third parties as compensation for selling activities in connection with GAIT.

Administrator’s Fee

For the years ended December 31, 2024 and 2023, GAIT paid SEI a monthly administrator’s fee based on GAIT’s Members’ Capital, calculated as of the last business day of each month. In addition, GAIT reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, incurred by GAIT were $91,857 and $83,923, respectively.

Professional Fees

GAIT shall pay, or reimburse the Manager, for expenses arising in connection with GAIT’s audit, tax and legal fees (“professional fees”). The total professional fees incurred by GAIT for the years ended December 31, 2024 and 2023 were $479,423 and $519,257, respectively.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
6. Fees and Related Party Transactions (continued)

Operating Expenses

GAIT shall pay, or reimburse the Manager, for expenses arising in connection with the GAIT’s investments, operations, and business (“operating expenses”).  For the year ended December 31, 2024 and 2023, GAIT reimbursed the Manager for operating expenses which were comprised of market data and technology costs associated with its assets allocated to the various Master Funds. The total operating expenses incurred by GAIT for the year ended December 31, 2024 and 2023 was $42,468 and $41,501, respectively.

7. Income Taxes

No provision for income taxes has been made in the accompanying financial statements, as members are individually responsible for reporting income or loss based upon their respective share of GAIT’s income and expenses for income tax purposes.

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing GAIT’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a “more-likely-than-not” threshold would be recorded as a tax expense in the current year. GAIT identifies its major tax jurisdictions as the U.S. for Federal tax purposes, Connecticut for state tax purposes and various international jurisdictions. The Manager has evaluated GAIT’s tax positions for all open tax years under the respective statutes of limitations (generally three years in the U.S. but varying in non-US jurisdictions) and has concluded that there are no significant tax positions requiring recognition, measurement, or disclosure in the financial statements. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination. Any assessment for interest or penalties on taxes related to uncertain tax positions, when present, would be included in interest and penalties on tax on the statements of operations and incentive allocation. No such interest and/or penalties were assessed to GAIT for the years ended December 31, 2024 and 2023.

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

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
9. Financial Highlights

The following is the per Unit operating performance calculation for the years/period ended December 31, 2024 and 2023:

	Class 0	Class 2	Class 3-A	Class 3-B
Per unit operating performance
Net asset value per Unit, December 31, 2022	$224.59	$159.22	$–	$–
Net loss:
Net investment loss	(0.80)	(1.35)	–	–
Net gain on investments	0.53	0.33	–	–
Net loss	(0.27)	(1.02)	–	–
Net asset value per Unit, December 31, 2023	$224.32	$158.20	$–	$–
Initial asset value per share, May 1, 2024	–	–	–	100.00
Initial asset value per share, June 1, 2024	–	–	100.00	–
Net income (loss):
Net investment income (loss)	2.51	0.64	1.01	(0.22)
Net gain (loss) on investments	8.30	5.85	(3.33)	(4.27)
Net income (loss)	10.81	6.49	(2.32)	(4.49)
Net asset value per Unit, December 31, 2024	$235.13	$164.69	$97.68	$95.51

The following represents ratios to average Members’ Capital, excluding the Manager, and total return for the years/period ended December 31, 2024 and 2023:

	Class 0		Class 2		Class 3-A*		Class 3-B**
	2024	2023	2024	2023	2024	2023	2024	2023

Total return before Incentive Allocation	5.37%	1.03%	4.58%	0.32%	(2.26)%	–	(4.10)%	–
Incentive Allocation	(0.55)	(1.15)	(0.47)	(0.96)	(0.06)	–	(0.39)	–
Total return after Incentive Allocation	4.82%	(0.12)%	4.11%	(0.64)%	(2.32)%	–	(4.49)%	–

Net investment income (loss) before Incentive Allocation	1.60%	0.83%	0.85%	0.05%	1.06%	–	0.80%	–
Incentive Allocation	(0.53)	(1.18)	(0.46)	(0.89)	(0.01)	–	(1.04)	–
Net investment income (loss) after Incentive Allocation	1.07%	(0.35)%	0.39%	(0.84)%	1.05%	–	(0.24)%	–

Total expenses before Incentive Allocation	2.94%	3.03%	3.68%	3.74%	1.45%	–	2.10%	–
Incentive Allocation	0.53	1.18	0.46	0.89	0.01	–	1.04	–
Total expenses after Incentive Allocation	3.47%	4.21%	4.14%	4.63%	1.46%	–	3.14%	–

*For the period from June 1, 2024 through December 31, 2024.
**For the period from May 1, 2024 through December 31, 2024.

Graham Alternative Investment Trading LLC

Notes to Financial Statements (continued)
9. Financial Highlights (continued)

Total return is calculated for Class 0, Class 2, Class 3-A and Class 3-B units taken as a whole. Total return is calculated as the change in total Members’ Capital, excluding that of the Manager, adjusted for subscriptions or redemptions during the year. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment income (loss) and total expense ratios (including Incentive Allocation) are calculated for the Class 0, Class 2, Class 3-A and Class 3-B units taken as a whole and include amounts from GAIT and net investment income (loss) and expenses allocated from the Master Funds and investment income (loss) from Cash Assets. The computation of such ratios is based on the amount of net investment income, total expenses, and Incentive Allocation. Net investment income and total expense ratios are computed based upon the weighted average of Members’ Capital of GAIT, excluding that of the Manager, for the years/periods ended December 31, 2024 and 2023. The net investment income (loss) and total expense ratios for Class 3-A and Class 3-B have not been annualized.

10. Subsequent Events

GAIT had subscriptions of approximately $2.60 million and redemptions of approximately $1.43 million from January 1, 2025 through March 26, 2025, the date through which subsequent events were evaluated by management. These amounts have not been included in the financial statements.

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

Based on their evaluation as of December 31, 2024, the Manager, along with the Manager’s principal executive officer and principal financial officer, has concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) of the Fund and GAIF II were effective.

With respect to the certifications of the Principal Executive Officer and Principal Financial Officer included as Exhibit 31 hereto, the financial statements referred to therein and the representations and determinations of those officers contained in such certifications refer to and apply to both the Fund and GAIF II.

Changes in Internal Controls

In connection with the evaluation of the internal control over financial reporting of the Fund and GAIF II during the last fiscal year, the Manager, along with the Manager’s principal executive officer and principal financial officer, has determined that in the most recent fiscal quarter there were no changes to the internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of the Fund and GAIF II.

Management's Report on Internal Control Over Financial Reporting

The Manager is responsible for establishing and maintaining adequate internal control over the financial reporting of the Fund and GAIF II. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended, as a process designed by, or under supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Manager’s internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Fund and GAIF II;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements of the Fund and GAIF II in accordance with U.S. generally accepted accounting principles, and that the Fund and GAIF II's transactions are being made only in accordance with authorizations of management; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Fund and GAIF II's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Manager’s internal control over financial reporting for the Fund and GAIF II as of December 31, 2024. Management based its assessment on criteria established in Internal Control – Integrated Framework issues by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 2013. As a result of this assessment and based on the criteria in the COSO framework, management, including the principal financial and principal executive officers, has concluded that, as of December 31, 2024, the Manager’s internal control over financial reporting for the Fund and GAIF II was effective.

This annual report does not include an attestation report of the Fund and GAIF II's independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Fund and GAIF II's independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Fund and GAIF II to provide only management’s report in this annual report.

Item 9B:	OTHER INFORMATION

None.

Item 9C:	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

Item 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

GAIF II itself has no officers, directors or employees.  GAIF II’s affairs are managed by the Manager.  The general partner of the Manager is KGT GP LLC.  Kenneth G. Tropin is the sole director of KGT GP LLC.  Messrs. Brian Douglas, Pablo Calderini, and George Schrade serve as Chief Executive Officer, President and Chief Investment Officer, and Chief Financial Officer, respectively, of the Manager. None of these individuals currently serves as a director of a public company. Messrs. Kenneth G. Tropin, Brian Douglas, Pablo Calderini, and George Schrade each have filed initial reports on Form 3.

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

As described under “Item 1. Business,” the Fund pays the Manager the Sponsor Fee. For the year ended December 31, 2024, the Fund paid the Manager Sponsor Fees of $256,812.

As compensation for its services as investment manager to the Fund, the Manager is paid the Advisory Fees described under “Item 1. Business,” and may receive Incentive Allocations also as described under “Item 1. Business.” For the year ended December 31, 2024, the Fund paid the Manager Advisory Fees of $538,903 and the Manager received an Incentive Allocation of $190,936.

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

The aggregate fees billed for each of the last two fiscal years for professional services rendered by Ernst & Young LLP (“EY”) for each of the years ended December 31, 2024 and December 31, 2023 for the audit of the Fund’s annual financial statements on Form 10-K, review of financial statements included in the Fund’s Forms 10-Q and other services normally provided in connection with regulatory filings or engagements were:

FEE CATEGORY	2024		2023
Audit Fees	$130,783	*	$97,910
Audit-Related Fees	–		–
Tax Fees	41,100	*	39,900
All Other Fees	–		–
TOTAL FEES	$171,883	*	$137,810

*          Amount expected to be billed for 2024 services.

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

Consolidated Statements of Financial Condition at December 31, 2024 and 2023
Consolidated Statements of Operations for the years ended December 31, 2024 and 2023
Consolidated Statements of Changes in Members’ Capital for the years ended December 31, 2024 and 2023
Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023
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

Dated: March 26, 2025	GRAHAM ALTERNATIVE INVESTMENT FUND II LLC CORE MACRO PORTFOLIO

	By:	GRAHAM CAPITAL MANAGEMENT, L.P.
its Manager

		By:	/s/ Brian Douglas
Brian Douglas, Principal Executive Officer

		By:	/s/ George Schrade
George Schrade, Principal Financial Officer