Form 10-Q
period 2025-03-31
GRAHAM ALTERNATIVE INVESTMENT FUND II LLC
filed 2025-05-15
CIK 1461237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of the
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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
Yes ☐ No ☒

As of May 1, 2025, 200,927.339 Units of the Core Macro Portfolio were outstanding.

Index
GRAHAM ALTERNATIVE INVESTMENT FUND II LLC

CORE MACRO PORTFOLIO
FORM 10-Q

PART II - Other Information			73

	Item 1.	Legal Proceedings

	Item 1A.	Risk Factors

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity

	Item 3.	Defaults Upon Senior Securities

	Item 4.	Mine Safety Disclosures

	Item 5.	Other Information

	Item 6.	Exhibits	74

EX - 31.1		Certification
EX - 31.2		Certification
EX - 32.1		Certification

Index
PART I

Item 1.
Financial Statements
Graham Alternative Investment Fund II LLC

Core Macro Portfolio

Consolidated Statements of Financial Condition

	March 31, 2025 (Unaudited)	December 31, 2024 (Audited)

Assets
Investment in Graham Alternative Investment Trading LLC, at fair value	$36,415,122	$35,478,713
Cash and cash equivalents	101,250	255,000
Redemptions receivable from Graham Alternative Investment Trading LLC	–	1,365,282
Total assets	$36,516,372	$37,098,995

Liabilities and members’ capital
Liabilities:
Subscriptions received in advance	$101,250	$255,000
Redemptions payable	–	1,365,282
Total liabilities	101,250	1,620,282

Members’ capital:
Class 0 Units (90,609.757 and 92,145.410 units issued and outstanding at $241.91 and $235.13, respectively)	21,919,248	21,665,923
Class 2 Units (55,099.382 and 56,059.973 units issued and outstanding at $169.13 and $164.69, respectively)	9,318,659	9,232,454
Class 3-A Units (1,842.786 and no units issued and outstanding at $100.22 and $ –, respectively)	184,680	–
Class 3-B Units (51,093.983 and 47,955.304 units issued and outstanding at $97.71 and $95.51, respectively)	4,992,535	4,580,336
Total members’ capital	36,415,122	35,478,713
Total liabilities and members’ capital	$36,516,372	$37,098,995

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund II LLC

Core Macro Portfolio

Unaudited Consolidated Statements of Operations

	Three Months Ended March 31,
	2025	2024
Net gain allocated from investment in Graham Alternative Investment Trading LLC:
Net realized gain on investments	$1,183,447	$1,811,705
Net (decrease) increase in unrealized appreciation on investments	(217,056)	1,193,097
Brokerage commissions and fees	(29,637)	(18,186)
Net gain allocated from investment in Graham Alternative Investment Trading LLC	936,754	2,986,616

Net investment income (loss) allocated from investment in Graham Alternative Investment Trading LLC:
Investment income:
Interest income	370,862	422,317

Expenses:
Advisory fees	141,370	132,311
Professional fees	76,499	55,991
Sponsor fees	56,233	65,440
Incentive allocation	27,535	171,726
Administrator’s fees	13,243	11,047
Operating expenses	5,899	5,569
Interest expense	1,990	1,942
Total expenses	322,769	444,026
Net investment income (loss) allocated from investment in Graham Alternative Investment Trading LLC	48,093	(21,709)
Net income	$984,847	$2,964,907

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund II LLC

Core Macro Portfolio

Unaudited Consolidated Statements of Changes in Members’ Capital

For the Three Months Ended March 31, 2025

	Class 0		Class 2		Class 3-A
	Units	Capital	Units	Capital	Units	Capital
Members’ capital, December 31, 2024	92,145.410	$21,665,923	56,059.973	$9,232,454	–	$–
Initial subscription, January 1, 2025	–	–	–	–	1,842.786	180,000
Subscriptions	–	–	–	–	–	–
Redemptions	(1,535.653)	(371,879)	(960.591)	(161,559)	–	–
Net income	–	625,204	–	247,764	–	4,680
Members’ capital, March 31, 2025	90,609.757	$21,919,248	55,099.382	$9,318,659	1,842.786	$184,680

	Class 3-B
	Units	Capital	Total Members’ Capital
Members’ capital, December 31, 2024	47,955.304	$4,580,336	$35,478,713
Initial subscription, January 1, 2025	–	–	180,000
Subscriptions	3,138.679	305,000	305,000
Redemptions	–	–	(533,438)
Net income	–	107,199	984,847
Members’ capital, March 31, 2025	51,093.983	$4,992,535	$36,415,122

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund II LLC

Core Macro Portfolio

Unaudited Consolidated Statements of Changes in Members’ Capital (continued)

For the Three Months Ended March 31, 2024

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

Index
Graham Alternative Investment Fund II LLC

Core Macro Portfolio

Unaudited Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2025	2024
Cash flows provided by operating activities
Net income	$984,847	$2,964,907
Adjustments to reconcile net income to net cash provided by operating activities:
Net income allocated from investment in Graham Alternative Investment Trading LLC	(984,847)	(2,964,907)
Proceeds from sale of investment in Graham Alternative Investment Trading LLC	1,898,720	2,150,814
Investment in Graham Alternative Investment Trading LLC	(485,000)	(338,000)
Net cash provided by operating activities	1,413,720	1,812,814

Cash flows used in financing activities
Subscriptions (net of subscriptions received in advance)	331,250	387,000
Redemptions (net of redemptions payable)	(1,898,720)	(2,150,814)
Net cash used in financing activities	(1,567,470)	(1,763,814)

Net change in cash and cash equivalents	(153,750)	49,000

Cash and cash equivalents, beginning of period	255,000	115,000
Cash and cash equivalents, end of period	$101,250	$164,000

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund II LLC

Core Macro Portfolio

Notes to Unaudited Consolidated Financial Statements

March 31, 2025

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

As a Series Limited Liability Company each series is legally segregated, and the assets associated with each series are held separately and accounted for in separate and distinct records from the assets of any other series of GAIF II. The debts, liabilities, obligations, and expenses incurred, contracted for or otherwise existing with respect to a particular series are enforceable against the assets of such series only, and not against the assets of GAIF II generally or any other series thereof. Further, none of the debts, liabilities, obligations, and expenses incurred, contracted for or otherwise existing with respect to GAIF II are enforceable against the assets of any other series. As of and for the period and year ended March 31, 2025 and December 31, 2024, respectively, the Fund is the sole series of GAIF II. GAIF II has no assets and no operations outside of those of the Fund. These financial statements fairly reflect the positions, results of operations, changes in members’ capital and cash flows of the single series constituting GAIF II.

The Fund offers members Class 0 and Class 2 Units, and effective March 19, 2024, Class 3-A Units and Class 3-B Units (collectively the “Units”). All Units are currently issued. Graham Alternative Investment Ltd. (“GAI”) is a British Virgin Islands business company which was formed on June 1, 2006 and commenced operations on August 1, 2006. The Fund invests all of its assets dedicated to trading in Graham Alternative Investment Trading LLC (“GAIT”), a Delaware Limited Liability Company which was formed on May 18, 2006 and commenced operations on August 1, 2006, through an investment in GAI’s Core Macro Portfolio. GAIT invests in various master trading vehicles (“Master Funds”) and Graham Cash Assets LLC (“Cash Assets”), all of which are managed by Graham Capital Management, L.P. (the “Advisor” or “Manager”). The Fund is the sole owner of GAI’s Core Macro Portfolio and GAI’s Core Macro Portfolio invests all of its assets into GAIT. The Manager is the director of GAI and the sole investment advisor of GAI, GAIT and the Fund. The Manager is registered as a Commodity Pool Operator and Commodity Trading Advisor with the CFTC and is a member of the National Futures Association. The Manager is also registered with the Securities and Exchange Commission as an investment adviser. The Fund’s Units are registered under Section 12 of the Securities Exchange Act of 1934.

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

At March 31, 2025 and December 31, 2024, the Fund owned 52.67% and 53.48%, respectively of GAIT.

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

The Fund’s investment in GAIT has been valued at net asset value using the practical expedient. Accordingly, under U.S. GAAP, this investment is excluded from categorization in the fair value hierarchy. There were no Level 3 assets or liabilities held at any point during the three months ended March 31, 2025 or the year ended December 31, 2024 by the Fund, GAI, GAIT, the Master Funds or Cash Assets.

Cash and Cash Equivalents

The Fund classifies all highly liquid investments with a maturity of three months or less at the time of purchase as cash equivalents on the statements of financial condition. Cash deposited with a bank is subject to credit risk. In the event of the bank's insolvency, recovery of the Fund's cash would be limited to account insurance or other protection afforded by such deposit, which could be substantially less than the amount deposited. At March 31, 2025 and December 31, 2024, the Fund held $101,250 and $255,000, respectively, in cash and held no cash equivalents.

See attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund II LLC

Core Macro Portfolio

Notes to Unaudited Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncement

In November 2023, the FASB issued ASU No. 2023-07 (“ASU 2023-07”) Segment Reporting (Topic 280) — Improvements to Reportable Segment Disclosures. An operating segment is defined in Topic 280 as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (CODM) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. The Investment Committee acts as the Fund’s CODM. The Fund represents a single operating segment, as the CODM monitors the operating results of the Fund as a whole and the Fund’s long-term strategic asset allocation is pre-determined in accordance with the terms of its LLC Agreement, based on a defined investment strategy which is executed by the Fund’s portfolio managers as a team. The financial information in the form of the Fund’s portfolio composition, total returns, expense ratios and changes in members’ capital (i.e., changes in members’ capital resulting from operations, subscriptions and redemptions), which are used by the CODM to assess the segment’s performance versus the Fund’s comparative benchmarks and to make resource allocation decisions for the Fund’s single segment, is consistent with that presented within the Fund’s financial statements. Segment assets are reflected on the accompanying statements of financial condition as “total assets” and significant segment expenses are listed on the accompanying statements of operations. ASU 2023-07 was effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024, with early adoption permitted. The Fund adopted ASU 2023-07 for annual reporting of the year ended December 31, 2024. Adoption of the new standard impacted financial statement disclosures only and did not affect the Fund’s financial position or results of operations.

Indemnifications

In the normal course of business, the Master Funds, GAIT, Cash Assets, GAI, and the Fund enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. The Fund’s maximum exposure under these arrangements is unknown; however, the Fund has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At March 31, 2025 and December 31, 2024, no accruals have been recorded by the Fund for indemnifications.

3. Capital Accounts

The Fund offers members Class 0 and Class 2 Units, and effective March 19, 2024, Class 3-A Units and Class 3-B Units. All Classes are currently issued. The Fund may issue additional Classes in the future subject to different fees, expenses, or other terms, or invest in other investment programs or combinations of investment programs managed by the Manager.

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

4. Fees and Related Party Transactions

Advisory Fees

Class 0 and Class 2 of GAIT paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate of 1.50% of the Members’ Capital of such Class. Class 3-A and Class 3-B have an advisory fee at an aggregate annual rate of 1.50% and 2.00% of the Members’ Capital of such Class, respectively. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is affected with respect to Units of such Class during the month. For the three months ended March 31, 2025 and 2024, the Advisory Fees allocated to the Fund by Class 0, Class 2, Class 3-A and Class 3-B of GAIT totaled $141,370 and $132,311, respectively.

Sponsor Fees

Class 0 and Class 2 of GAIT paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Members’ Capital specified in the table below. Class 3-A and Class 3-B of GAIT have no sponsor fee. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee. For the three months ended March 31, 2025 and 2024, the Sponsor Fees allocated to the Fund by Class 0 and Class 2 of GAIT totaled $56,233 and $65,440, respectively.

Class 0	Class 2
0.50%	1.25%

See attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund II LLC

Core Macro Portfolio

Notes to Unaudited Consolidated Financial Statements (continued)

4. Fees and Related Party Transactions (continued)

Incentive Allocation

At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class of GAIT, as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced, effective as of the date of any redemption of any Units of such class, by multiplying the loss carryforward by the ratio that the amount of Members’ Capital redeemed from such class bears to the Members’ Capital of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made to Graham Capital LLC. For the three months ended March 31, 2025, Incentive Allocation of $27,535 was allocated to the Fund by GAIT.  For the three months ended March 31, 2024, Incentive Allocation of $171,726 was allocated to the Fund by GAIT.

Any portion of any of the above fees, including the Incentive Allocation, may be paid by the Manager to third parties as compensation for selling activities in connection with the Fund.

Administrator’s Fees

For the three months ended March 31, 2025 and 2024, GAIT paid SEI monthly administrator’s fees based on GAIT’s Members’ Capital, calculated as of the last business day of each month. In addition, GAIT paid SEI for regulatory compliance services and reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, allocated to the Fund by GAIT for the three months ended March 31, 2025 and 2024 were $13,243 and $11,047, respectively.

Professional Fees

GAIT shall pay, or reimburse the Manager, for expenses arising in connection with the Fund’s audit, tax and legal fees (“professional fees”). The total professional fees allocated to the Fund by GAIT for the three months ended March 31, 2025 and 2024 were $76,499 and $55,991, respectively.

Operating Expenses

GAIT shall pay, or reimburse the Manager, for expenses arising in connection with the Fund’s investments, operations, and business (“operating expenses”). For the three months ended March 31, 2025 and 2024, GAIT reimbursed the Manager for operating expenses which were comprised of market data and technology costs associated with its assets allocated to the various Master Funds. The total operating expenses allocated to the Fund by GAIT for the three months ended March 31, 2025 and 2024 were $5,899 and $5,569, respectively.

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

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a “more-likely-than-not” threshold would be recorded as a tax expense in the current year. The Fund identifies its major tax jurisdictions as the U.S. for Federal tax purposes, Connecticut for state tax purposes and various international jurisdictions. The Manager has evaluated the Fund’s tax positions for all open tax years under the respective statutes of limitations (generally three years in the U.S. but varying in non-U.S. jurisdictions) and has concluded that there are no significant tax positions requiring recognition, measurement, or disclosure in the consolidated financial statements. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination. Any assessment for interest or penalties on taxes related to uncertain tax positions, when present, would be included in interest and penalties on tax on the consolidated statements of operations. No such interest and/or penalties were assessed to the Fund for the three months ended March 31, 2025 and 2024.

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

See attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund II LLC

Core Macro Portfolio

Notes to Unaudited Consolidated Financial Statements (continued)

7. Financial Highlights

The following is the per Unit operating performance calculation for the three months ended March 31, 2025 and 2024:

	Class 0	Class 2		Class 3-A		Class 3-B
Per unit operating performance
Net asset value per Unit, December 31, 2023	$224.32	$158.20	$	‑	$	‑
Net income:
Net investment loss	(0.05)	(0.25)		‑		‑
Net gain on investments	20.05	14.14		‑		‑
Net income	20.00	13.89		‑		‑
Net asset value per Unit, March 31, 2024	$244.32	$172.09	$	‑	$	‑

Net asset value per Unit, December 31, 2024	$235.13	$164.69	$	‑		$95.51
Initial subscription, January 1, 2025	‑	‑		97.68		‑
Net income:
Net investment income (loss)	0.61	0.12		(0.02)		(0.30)
Net gain on investments	6.17	4.32		2.56		2.50
Net income	6.78	4.44		2.54		2.20
Net asset value per Unit, March 31, 2025	$241.91	$169.13		$100.22		$97.71

The following represents ratios to average Members’ Capital and total return for the three months ended March 31, 2025 and 2024:

	Class 0		Class 2		Class 3-A		Class 3-B
	2025	2024	2025	2024	2025	2024	2025	2024

Total return before Incentive Allocation	2.88%	9.46%	2.69%	9.26%	3.01%	‑	2.88%	‑
Incentive Allocation	0.00	(0.55)	0.00	(0.47)	(0.41)	‑	(0.58)	‑
Total return after Incentive Allocation	2.88%	8.91%	2.69%	8.79%	2.60%	‑	2.30%	‑

Net investment income before Incentive Allocation	0.26%	0.49%	0.07%	0.30%	0.38%	‑	0.25%	‑
Incentive Allocation	0.00	(0.51)	0.00	(0.45)	(0.40)	‑	(0.56)	‑
Net investment income (loss) after Incentive Allocation	0.26%	(0.02)%	0.07%	(0.15)%	(0.02)%	‑	(0.31)%	‑

Total expenses before Incentive Allocation	0.77%	0.71%	0.95%	0.91%	0.64%	‑	0.78%	‑
Incentive Allocation	0.00	0.51	0.00	0.45	0.40	‑	0.56	‑
Total expenses after Incentive Allocation	0.77%	1.22%	0.95%	1.36%	1.04%	‑	1.34%	‑

Total return is calculated for Class 0, Class 2, Class 3-A and Class 3-B Units taken as a whole. Total return is calculated as the change in total Members’ Capital adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment income (loss) and total expense ratios (including Incentive Allocation) are calculated for Class 0, Class 2, Class 3-A and Class 3-B Units taken as a whole and include net amounts allocated from GAIT. The computation of such ratios is based on the amount of net investment income (loss), expenses, and Incentive Allocation. Net investment income (loss) and total expense ratios are computed based upon the weighted average of Members’ Capital for Class 0, Class 2, Class 3-A and Class 3-B Units of the Fund for the three months ended March 31, 2025 and 2024 and are not annualized.
See attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund II LLC

Core Macro Portfolio

Notes to Unaudited Consolidated Financial Statements (continued)

8. Subsequent Events

The Fund had subscriptions of approximately $0.2 million and no redemptions from April 1, 2025 through May 15, 2025, the date through which subsequent events were evaluated by management. These amounts have not been included in the consolidated financial statements.

See attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Trading LLC

Statements of Financial Condition

	March 31, 2025 (Unaudited)	December 31, 2024 (Audited)
Assets
Investment in Graham Cash Assets LLC, at fair value	$62,958,428	$61,337,499
Investments in Master Funds, at fair value	6,788,744	7,906,644
Receivable from Master Funds	83	35
Total assets	$69,747,255	$69,244,178

Liabilities and members’ capital
Liabilities:
Redemptions payable	$264,225	$2,497,257
Accrued professional fees	208,566	266,875
Accrued advisory fees	88,784	87,650
Accrued sponsor fees	35,125	37,407
Accrued administrator’s fees	8,528	7,291
Accrued operating expenses	3,802	3,744
Payable to Master Funds	20	160
Total liabilities	609,050	2,900,384

Members’ capital:
Class 0 Units (163,842.791 and 162,734.124 units issued and outstanding at $241.91 and $235.13 per unit, respectively)	39,634,910	38,263,258
Class 2 Units (100,980.412 and 107,073.070 units issued and outstanding at $169.13 and $164.69 per unit, respectively)	17,078,302	17,633,778
Class 3-A Units (16,690.336 and 5,611.660 issued and outstanding at $100.22 and $97.68 per unit, respectively)	1,672,672	548,137
Class 3-B Units (83,645.665 and 77,520.474 units issued and outstanding at $97.71 and $95.51 per unit, respectively)	8,173,250	7,404,183
Class M Units (4,671.470 units issued and outstanding at $552.09 and $533.97 per unit, respectively)	2,579,071	2,494,438
Total members’ capital	69,138,205	66,343,794
Total liabilities and members’ capital	$69,747,255	$69,244,178

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Condensed Schedules of Investments

	March 31, 2025 (Unaudited)		December 31, 2024 (Audited)
Description	Fair Value	Percentage of Members’ Capital	Fair Value	Percentage of Members’ Capital

Investments in Master Funds, at fair value
Graham Commodity Strategies LLC	$2,106,613	3.05%	$2,932,998	4.42%
Graham Derivatives Strategies LLC	1,994,111	2.88%	1,533,539	2.31%
Graham K4D Trading Ltd.	2,688,020	3.89%	3,440,107	5.19%
Total investments in Master Funds	$6,788,744	9.82%	$7,906,644	11.92%

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Operations and Incentive Allocation

	Three Months Ended March 31,
	2025	2024
Net gain allocated from investments in Master Funds:
Net realized gain on investments	$2,244,689	$3,448,539
Net (decrease) increase in unrealized appreciation on investments	(434,622)	2,286,310
Brokerage commissions and fees	(56,029)	(34,758)
Net gain allocated from investments in Master Funds	1,754,038	5,700,091

Net investment income allocated from investments in Master Funds	47,879	49,615

Investment income:
Interest income	652,334	756,689
Total investment income	652,334	756,689

Expenses:
Advisory fees	255,978	243,556
Professional fees	144,368	106,420
Sponsor fees	102,828	125,132
Administrator’s fees	25,012	21,103
Operating expenses	11,144	10,637
Interest expense	3,759	3,710
Total expenses	543,089	510,558
Net investment income of the Fund	109,245	246,131

Net income	1,911,162	5,995,837

Incentive allocation	(48,127)	(312,502)

Net income available for pro-rata allocation to all members	$1,863,035	$5,683,335

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Changes in Members’ Capital

For the Three Months Ended March 31, 2025

	Class 0 Units		Class 2 Units		Class 3-A Units
	Units	Capital	Units	Capital	Units	Capital

Members’ capital, December 31, 2024	162,734.124	$38,263,258	107,073.070	$17,633,778	5,611.660	$548,137
Subscriptions	3,537.621	850,000	–	–	11,078.676	1,100,000
Redemptions	(2,428.954)	(587,976)	(6,092.658)	(1,024,706)	–	–
Incentive allocation	–	–	–	–	–	(4,375)
Net income	–	1,109,628	–	469,230	–	28,910
Members’ capital, March 31, 2025	163,842.791	$39,634,910	100,980.412	$17,078,302	16,690.336	$1,672,672

	Class 3-B Units		Class M Units
	Units	Capital	Units	Capital	Total Members’ Capital

Members’ capital, December 31, 2024	77,520.474	$7,404,183	4,671.470	$2,494,438	$66,343,794
Subscriptions	6,544.830	635,000	–	–	2,585,000
Redemptions	(419.639)	(40,942)	–	(48,127)	(1,701,751)
Incentive allocation	–	(43,752)	–	48,127	–
Net income	–	218,761	–	84,633	1,911,162
Members’ capital, March 31, 2025	83,645.665	$8,173,250	4,671.470	$2,579,071	$69,138,205

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Changes in Members’ Capital (continued)

For the Three Months Ended March 31, 2024

	Class 0		Class 2		Class M		Total Members'
	Units	Capital	Units	Capital	Units	Capital	Capital

Members’ capital, December 31, 2023	177,924.511	$39,912,274	143,198.231	$22,653,277	4,671.470	$2,320,964	$64,886,515
Subscriptions	1,077.459	247,000	2,005.123	323,000	–	–	570,000
Redemptions	(6,823.328)	(1,597,493)	(10,896.074)	(1,809,474)	–	(312,502)	(3,719,469)
Incentive allocation	–	(212,267)	–	(100,235)	–	312,502	–
Net income	–	3,716,586	–	2,046,953	–	232,298	5,995,837
Members’ capital, March 31, 2024	172,178.642	$42,066,100	134,307.280	$23,113,521	4,671.470	$2,553,262	$67,732,883

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Cash Flows

	Three Months Ended March 31,
	2025	2024
Cash flows provided by operating activities
Net income	$1,911,162	$5,995,837
Adjustments to reconcile net income to net cash provided by operating activities:
Net (income) allocated from investments in Master Funds	(1,801,917)	(5,749,706)
Net (income) allocated from investment in Graham Cash Assets LLC	(652,334)	(756,689)
Proceeds from sale of investments in Master Funds	21,448,475	18,639,489
Proceeds from sale of investment in Graham Cash Assets LLC	16,497,270	11,479,664
Purchases of investments in Master Funds	(18,528,846)	(12,675,412)
Purchases of investment in Graham Cash Assets LLC	(17,465,865)	(13,478,219)
Changes in assets and liabilities:
Decrease in accrued professional fees	(58,309)	(60,784)
Increase in accrued advisory fees	1,134	2,790
(Decrease) increase in accrued sponsor fees	(2,282)	836
Increase in accrued administrator’s fees	1,237	83
Increase (decrease) in accrued operating expenses	58	(251)
Net cash provided by operating activities	1,349,783	3,397,638

Cash flows used in financing activities
Subscriptions	2,585,000	570,000
Redemptions (net of redemptions payable)	(3,934,783)	(3,967,638)
Net cash used in financing activities	(1,349,783)	(3,397,638)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

Supplemental cash flow information
Interest paid	$3,759	$3,710

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements

March 31, 2025

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

Graham Alternative Investment Fund I LLC Core Macro Portfolio and Graham Alternative Investment Fund II LLC Core Macro Portfolio (through its investment in Graham Alternative Investment Ltd.) are the only investors of GAIT.

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

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Due from/to Brokers

Due from/to brokers on the Master Funds’ and Cash Assets’ financial statements primarily consist of cash balances carried as margin deposits with clearing brokers for the purpose of trading in futures contracts, foreign currency contracts and other derivative financial instruments and securities, and receivables/payables for unsettled transactions. Substantially all of the Master Funds’ and Cash Assets’ cash and investments are held as collateral by its brokers to secure derivative instruments and securities.

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

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated using the exchange rates at March 31, 2025 and December 31, 2024. Gains and losses resulting from foreign currency transactions are calculated using daily exchange rates prevailing on the transaction date. The Master Funds do not isolate the portion of results of operations from changes in foreign exchange rates on investments and cash from fluctuations arising from changes in market prices of investments held. The Master Funds’ currency translation gains and losses are included in the statements of operations and incentive allocation within net realized gain and net (decrease) increase in unrealized appreciation on investments.

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

GAIT’s investments in the Master Funds and Graham Cash Assets LLC (“Cash Assets”) have been valued at net asset value using the practical expedient. Accordingly, under U.S. GAAP, these investments are excluded from categorization in the fair value hierarchy. GAIT’s investments in the Master Funds and Cash Assets are discussed in Notes 3 and 4. There were no Level 3 assets or liabilities held at any point during the three months ended March 31, 2025 or the year ended December 31, 2024 by GAIT, the Master Funds, or Cash Assets.

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

Credit Risk Related Contingent Features

OTC derivative instruments are subject to ISDA Master Agreements which generally require among other things, that the Master Funds maintain a predetermined level of net assets or rate of return and provide limits with respect to any decline in value over 1-month, 3-month and 12-month periods. If the Master Funds were to violate such provisions, the counterparty to these instruments could demand liquidation of the outstanding positions. There were no events that occurred throughout the three months ended March 31, 2025 and the year ended December 31, 2024 which caused any counterparty to demand liquidation of any outstanding positions. Graham K4D Trading Ltd. had no derivative instruments subject to credit risk related contingent features in a net liability position at March 31, 2025 and December 31, 2024, respectively. Graham Commodity Strategies LLC had no derivative instruments subject to credit risk related contingent features in a net liability position at March 31, 2025 and December 31, 2024, respectively. Graham Derivatives Strategies LLC had no derivative instruments subject to credit risk related contingent features in a net liability position at March 31, 2025 and December 31, 2024, respectively.

New York Mercantile Exchange Corporate Membership

Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is a member of the New York Mercantile Exchange (“NYMEX”). As a result of its membership, Graham Commodity Strategies LLC owns two NYMEX seats and 30,000 shares of the CME Group. Graham Commodity Strategy LLC’s policy is to value the NYMEX seats and the shares of the CME Group at fair value. As of March 31, 2025 and December 31, 2024, the two NYMEX seats were valued at $308,000 and $315,000, respectively, and the 30,000 shares of CME Group were valued at $7,958,700 and $6,966,900, respectively, all of which are included within Exchange memberships on Graham Commodity Strategies LLC’s statements of financial condition. The NYMEX seats and CME Group shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Chicago Mercantile Exchange Membership

Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is also a member of the Chicago Mercantile Exchange (“CME”). As a result of its membership, Graham Commodity Strategies LLC owns two CME seats and 2,232 shares of the CME Group. Graham Commodity Strategies LLC’s policy is to value the CME seats and the shares of the CME Group at fair value. As of March 31, 2025 and December 31, 2024, the two CME seats were valued at $766,500 and $596,000, respectively, and the 2,232 shares of CME Group were valued at $592,127 and $518,337, respectively, all of which are included within Exchange memberships on Graham Commodity Strategies LLC’s statement of financial condition. The CME seats and CME Group shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Graham K4D Trading Ltd., a Master Fund in which GAIT invests, is a member of the CME. As a result of its membership, Graham K4D Trading Ltd. owns one CME seat and 4,085 shares of the CME Group. Graham K4D Trading Ltd.’s policy is to value the CME seat and the shares of the CME Group at fair value. As of March 31, 2025 and December 31, 2024, the CME seat was valued at $176,500 and $160,000, respectively, and the 4,085 shares of the CME Group were valued at $1,083,710 and $948,660, respectively, all of which are included in Exchange memberships on Graham K4D Trading Ltd.’s statement of financial condition. The CME seat and CME Group shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Chicago Board of Trade Membership

As of March 31, 2025, Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is also a member of the Chicago Board of Trade (“CBOT”) under Rule 106.S and owns 3,265 shares of the CME Group as a result of its CBOT membership. Graham Commodity Strategies LLC’s policy is to value the CME shares at fair value. As of March 31, 2025 and December 31, 2024, the 3,265 shares of the CME Group were valued at $866,172 and $758,231, respectively, and are included in Exchange memberships on Graham Commodity LLC’s statement of financial condition. The CME shares are considered Level 1 assets as described in the Fair Value section of Note 2.

As of March 31, 2025, Graham Derivatives Strategies LLC, a Master Fund in which GAIT invests, is also a member of the CBOT under Rule 106.S and owns one B-1/Full seat (“CBOT membership”). Graham Derivatives Strategies LLC’s policy is to value the CBOT seat at fair value. As of March 31, 2025 and December 31, 2024, the CBOT seat was valued at $385,500 and $379,000, respectively, and is included in Exchange memberships on Graham Derivatives Strategies LLC’s statement of financial condition. The CBOT membership is considered a Level 1 asset as described in the Fair Value section of Note 2.

Graham K4D Trading Ltd., a Master Fund in which GAIT, is also a member of the CBOT under Rule 106.S and owns two B-1/Full seats and one B-2/Associate seat (collectively, “CBOT memberships”). Graham K4D Trading Ltd.’s policy is to value the CBOT memberships at fair value. As of March 31, 2025 and December 31, 2024, the two B-1/Full seats were valued at a total of $771,000 and $758,000, respectively, and the B-2/Associate seat was valued at $100,000 and $91,500, respectively, all of which are included in Exchange memberships on Graham K4D Trading Ltd.’s statements of financial condition. Additionally, Graham K4D Trading Ltd. owns 970 shares of the CME Group as a result of its CBOT membership. Graham K4D Trading Ltd.’s policy is to value the CME Group shares at fair value. As of March 31, 2025 and December 31, 2024, the 970 shares of the CME Group were valued at $257,331 and $225,263, respectively. The CBOT memberships and shares of the CME Group are considered Level 1 assets as described in the Fair Value section of Note 2.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Commodity Exchange Membership

As of March 31, 2025, Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is also a member of the Commodity Exchange (“COMEX”) and owns two COMEX seats. Graham Commodity Strategies LLC’s policy is to value the COMEX seats at fair value. As of March 31, 2025 and December 31, 2024, the two COMEX seats were valued at $163,000 and $172,000 in total and is included in Exchange memberships on Graham Commodity Strategies LLC’s statement of financial condition. The COMEX seats are considered Level 1 assets as described in the Fair Value section of Note 2.

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

Cash and Cash Equivalents

GAIT classifies all highly liquid investments with a maturity of three months or less at the time of purchase as cash equivalents. Cash deposited with a bank is subject to credit risk. In the event of the bank's insolvency, recovery of GAIT’s cash would be limited to account insurance or other protection afforded by such deposit. At March 31, 2025 and December 31, 2024, GAIT did not have any cash or cash equivalents.

Recent Accounting Pronouncement

In November 2023, the FASB issued ASU No. 2023-07 (“ASU 2023-07”) Segment Reporting (Topic 280) —Improvements to Reportable Segment Disclosures. An operating segment is defined in Topic 280 as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (CODM) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. The Investment Committee acts as GAIT’s CODM. GAIT represents a single operating segment, as the CODM monitors the operating results of GAIT as a whole and GAIT’s long-term strategic asset allocation is pre-determined in accordance with the terms of its LLC Agreement, based on a defined investment strategy which is executed by GAIT’s portfolio managers as a team. The financial information in the form of GAIT’s portfolio composition, total returns, expense ratios and changes in members’ capital (i.e., changes in members’ capital resulting from operations, subscriptions and redemptions), which are used by the CODM to assess the segment’s performance versus GAIT’s comparative benchmarks and to make resource allocation decisions for GAIT’s single segment, is consistent with that presented within GAIT’s financial statements. Segment assets are reflected on the accompanying statements of financial condition as “total assets” and significant segment expenses are listed on the accompanying statements of operations. ASU 2023-07 was effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024, with early adoption permitted. GAIT adopted ASU 2023-07 for annual reporting of the year ended December 31, 2024. Adoption of the new standard impacted financial statement disclosures only and did not affect GAIT’s financial position or results of operations.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Indemnifications

In the normal course of business, the Master Funds, Cash Assets, and GAIT enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. GAIT’s maximum exposure under these arrangements is unknown; however, GAIT has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At March 31, 2025 and December 31, 2024, no accruals have been recorded by GAIT for indemnifications.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds

As of March 31, 2025 and December 31, 2024, GAIT invested in various Master Funds, all of which were managed by the Manager. GAIT’s investments in these Master Funds, as well as the investment objectives of each Master Fund, are summarized below. All of the Master Funds and GAIT are related parties. The Master Funds do not charge management fees or incentive allocation, and all offer monthly subscriptions and redemptions.

March 31, 2025
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (Loss) (three months ended March 2025)

Global Macro Funds
Graham Commodity Strategies LLC	3.05%	$2,106,613	$1,276,569
Graham Derivatives Strategies LLC	2.88%	1,994,111	514,643

Systematic Macro Funds
Graham K4D Trading Ltd.	3.89%	2,688,020	10,705
	9.82%	$6,788,744	$1,801,917

December 31, 2024
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (Loss) (three months ended March 2024)

Global Macro Funds
Graham Commodity Strategies LLC	4.42%	$2,932,998	$1,634,015
Graham Derivatives Strategies LLC	2.31%	1,533,539	(513,381)

Systematic Macro Funds
Graham K4D Trading Ltd.	5.19%	3,440,107	4,629,072
	11.92%	$7,906,644	$5,749,706

The following table summarizes the financial position of each Master Fund as of March 31, 2025:

	Graham Commodity Strategies LLC (Delaware)	Graham Derivatives Strategies LLC (Delaware)	Graham K4D Trading Ltd. (BVI)
Assets:
Fixed income securities, at fair value (cost $15,666,759)	$–	$–	$15,789,163
Due from brokers	61,643,048	36,105,646	45,144,029
Derivative financial instruments, at fair value	4,531,587	24,720,085	7,223,851
Exchange memberships, at fair value	10,654,499	385,500	2,388,541
Interest receivable	307,630	149,676	177,754
Total assets	77,136,764	61,360,907	70,723,338
Liabilities:
Derivative financial instruments, at fair value	3,901,581	–	803,293
Due to brokers	–	–	1,123,005
Interest payable	10,901	19,117	89,009
Total liabilities	3,912,482	19,117	2,015,307
Members’ Capital / Net Assets	$73,224,282	$61,341,790	$68,708,031

Percentage of Master Fund held by GAIT	2.88%	3.25%	3.91%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2025:

Description	Number of Contracts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC
Exchange memberships (cost $3,649,411)
United States (cost $3,649,411)
Financial services (cost $3,649,411)		$10,654,499	14.55%
Total exchange memberships		$10,654,499	14.55%

Derivative financial instruments
Long contracts
Futures
Commodity		$(282,810)	(0.39)%
Interest rate		1,062,130	1.45%
U.S. bond
U.S. 2 yr - 10 yr Note (CBT) June 2025	19,053	4,118,320	5.62%
U.S. index		(3,524,979)	(4.81)%
Total futures		1,372,661	1.87%
Forwards
Foreign currency		2,151,448	2.94%
Total forwards		2,151,448	2.94%

Options (cost $6,243,789)
Commodity futures		526,090	0.72%
Currency futures		2,842,272	3.88%
Interest rate futures		1,123,765	1.53%
U.S. bond futures
U.S. 10 yr Future May 2025, $112.00 - $114.00 Call	2	117,578	0.16%
U.S. 5 yr Future May 2025, $107.50 Put	1	195,070	0.27%
U.S. index futures		1,404,150	1.92%
Total options		6,208,925	8.48%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2025:

Description	Number of Contracts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity		$36,940	0.05%
Foreign bond		(83,484)	(0.11)%
Foreign index		4,509	0.01%
Interest rate		(514,851)	(0.70)%
U.S. bond
U.S. Ultra Bond (CBT) June 2025	(3,736)	(5,331,625)	(7.28)%
U.S. index		799,013	1.08%
Total futures		(5,089,498)	(6.95)%

Forwards
Foreign currency		418,109	0.57%
Total forwards		418,109	0.57%

Options (proceeds $4,880,280)
Commodity futures		(482,510)	(0.66)%
Currency futures		(880,240)	(1.20)%
Interest rate futures		(1,114,304)	(1.52)%
U.S. bond futures
U.S. 10 yr Future May 2025, $113.00 Call	1	(188,344)	(0.26)%
U.S. 5yr -10 yr Future May 2025, $107.00 - $109.50 Put	3	(184,906)	(0.25)%
U.S. 6-7 Note Friday W1 April 2025, $112.00 - $112.75 Call	2	(191,547)	(0.26)%
U.S. index futures		(1,389,788)	(1.90)%
Total options		(4,431,639)	(6.05)%
Total derivative financial instruments		$630,006	0.86%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2025:

Description	Number of Contracts / Notional Amount	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Derivatives Strategies LLC
Exchange memberships (cost $305,000)
United States (cost $305,000)
Financial services (cost $305,000)		$385,500	0.63%
Total exchange memberships		$385,500	0.63%

Derivative financial instruments
Long contracts
Futures
Commodity
Gold 100 oz June 2025	150	$636,410	1.04%
Other commodity		490,123	0.80%
Foreign bond		216,425	0.35%
Foreign index		(2,040,513)	(3.33)%
Interest rate
3 Month SOFR, June 2026	795	391,450	0.64%
Other interest rate		169,573	0.28%
U.S. bond
U.S. 2 yr - 10 yr Note (CBT) June 2025	10,311	2,605,430	4.24%
U.S. Long Bond (CBT) June 2025	44	9,622	0.02%
U.S. 10 yr Ultra June 2025	59	50,672	0.08%
U.S. Ultra Bond (CBT) June 2025	66	33,000	0.05%
U.S. index		(296,125)	(0.48)%
Total futures		2,266,067	3.69%

Forwards
Euro dollar / U.S. dollar 04/14/2025 - 06/18/2025	€265,823,733	(2,357,431)	(3.84)%
British pound / U.S. dollar 04/24/2025 - 06/18/2025	£36,449,090	(144,930)	(0.24)%
Japanese yen / U.S. dollar 04/21/2025 - 06/18/2025	¥26,246,299,008	(914,731)	(1.49)%
Other foreign currency		(532,610)	(0.87)%
Total forwards		(3,949,702)	(6.44)%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2025:

Description	Number of Contracts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Derivatives Strategies LLC (continued)
Derivative financial instruments (continued)
Long contracts (continued)
Options (cost $61,576,355)
Commodity futures
Gold (CMX) June 2025, $3,200.00 Call	1	$4,828,040	7.87%
Gold (CMX) June 2025, $3,075.00 Call	1	1,363,040	2.22%
Other commodity futures		5,332,210	8.69%
Currency
Euro dollar / Canadian dollar - April 2025, $1.50 - $1.52 Call	2	2,035,914	3.32%
Euro dollar / U.S. dollar - (Digital) - June 2025 - September 2025, $1.15 - $1.17 Call	3	2,407,784	3.93%
Euro dollar / U.S. dollar - (Digital) - July 2025, $1.02 Put	1	215,551	0.35%
Euro dollar / U.S. dollar - (EKO 1.1125) - April 2025, $1.09 Call	1	132,871	0.22%
Euro dollar / U.S. dollar - April 2025 - May 2025, $1.08 - $1.11 Call	7	4,962,241	8.08%
Euro dollar / U.S. dollar - April 2025, $1.02 - $1.08 Put	6	451,234	0.74%
British pound / U.S. dollar - (Digital) - May 2025 - July 2025, $1.34 - $1.37 Call	3	1,589,602	2.59%
British pound / U.S. dollar - (Digital) - April 2025 - July 2025, $1.22 - $1.27 Put	4	371,410	0.61%
British pound / U.S. dollar - May 2025, $1.31 Call	2	1,808,942	2.95%
British pound / U.S. dollar - April 2025 - July 2025, $1.22 - $1.29 Put	8	562,869	0.92%
U.S. dollar / Japanese yen - (Digital) - April 2025 - June 2025, $139.00 - $145.00 Put	5	2,052,844	3.35%
U.S. dollar / Japanese yen - (RKO 139.7500) - April 2025, $145.00 Put	1	52,424	0.09%
U.S. dollar / Japanese yen - April 2025 - July 2025, $142.00 - $148.50 Put	7	4,755,123	7.75%
Other currency		3,169,509	5.17%
Interest rate futures
3 Month SOFR, December 2025, $96.00 Call	1	8,390,000	13.67%
3 Month SOFR, December 2025, $96.75 Call	1	3,314,050	5.40%
3 Month SOFR, June 2025, $95.63 Put	1	46,938	0.08%
Other interest rate		(2,268,731)	(3.70)%
U.S. bond futures
5 yr Weds Weekly, April 2025, $108.00 Put	1	149,703	0.24%
U.S. 10 yr Future, May 2025, $112.00 Call	1	929,359	1.52%
U.S. index futures		461,588	0.75%
Total options		47,114,515	76.81%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2025:

Description	Number of Contracts / Notional Amount	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Derivatives Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity		$39,508	0.06%
Foreign bond		(1,270,012)	(2.07)%
Interest rate
3 Month SOFR, December 2025	(580)	88,500	0.14%
U.S. bond
U.S. Long Bond (CBT) June 2025	(1,524)	(107,250)	(0.17)%
Total futures		(1,249,254)	(2.04)%

Forwards
Euro dollar / U.S. dollar 04/14/2025 - 06/18/2025	€(295,294,213)	2,021,601	3.30%
British pound / U.S. dollar 04/24/2025 - 06/18/2025	£(48,237,282)	297,405	0.48%
Japanese yen / U.S. dollar 04/21/2025 - 06/18/2025	¥(26,238,732,873)	963,573	1.57%
Other foreign currency		(524,865)	(0.85)%
Total forwards		2,757,714	4.50%

Options (proceeds $25,665,348)
Commodity futures
Gold (CMX) June 2025 $3,150.00 - $3,300.00 Call	(2)	(3,456,440)	(5.63)%
Other commodity		(3,198,250)	(5.21)%
Currency
Euro dollar / Canadian dollar - April 2025 - $1.50 - $1.52 Call	(2)	(2,035,914)	(3.32)%
Euro dollar / U.S. dollar - April 2025 - May 2025, $1.11 - $1.12 Call	(4)	(1,590,448)	(2.59)%
Euro dollar / U.S. dollar - April 2025, $1.07 Put	(1)	(16,064)	(0.03)%
British pound / U.S. dollar - May 2025, $1.34 Call	(2)	(454,144)	(0.74)%
British pound / U.S. dollar - April 2025 - July 2025, $1.18 - $1.27 Put	(2)	(73,446)	(0.12)%
U.S. dollar / Japanese yen - (Digital) - May 2025, $154.50 Call	(1)	(321,650)	(0.52)%
U.S. dollar / Japanese yen - April 2025 - July 2025, $138.00 - $146.50 Put	(6)	(1,834,568)	(2.99)%
Other currency		(519,592)	(0.85)%
Interest rate futures
3 Month SOFR, December 2025, $96.38 Call	(1)	(10,649,744)	(17.36)%
3 Month SOFR, June 2025, $95.38 Put	(1)	(23,469)	(0.04)%
Other interest rate		2,730,223	4.45%
U.S. bond futures
U.S. 10 yr future, May 2025, $113.00 Call	(1)	(448,656)	(0.73)%
U.S. 5 yr future, May 2025, $109.00 Call	(1)	(120,078)	(0.20)%
U.S. index futures		(207,015)	(0.34)%
Total options		(22,219,255)	(36.22)%
Total derivative financial instruments		$24,720,085	40.30%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2025:

Description	Principal Amount / Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd.
Fixed income securities (cost $15,666,759)
Government Bonds (cost $15,666,759)
United States (cost $15,666,759)
U.S. Treasury bill 0.00% due 07/24/2025	$16,000,000	$15,789,163	22.98%
Total Government Bonds		15,789,163	22.98%
Total fixed income securities (cost $15,666,759)		$15,789,163	22.98%

Exchange memberships (cost $1,924,208)
United States (cost $1,924,208)
Financial services (cost $1,924,208)		$2,388,541	3.48%
Total exchange memberships		$2,388,541	3.48%

Derivative financial instruments
Long contracts
Futures
Commodity		$7,286,370	10.60%
Currency		27,859	0.04%
Foreign bond		497,846	0.72%
Foreign index		(7,034,002)	(10.24)%
Interest rate		(304,386)	(0.44)%
U.S. bond
U.S. 5 yr – 10 yr Note (CBT) June 2025	676	150,211	0.22%
U.S. Long Bond (CBT) June 2025	508	(67,188)	(0.10)%
U.S. index		(415,998)	(0.61)%
Total futures		140,712	0.19%

Forwards
Foreign currency		(839,986)	(1.22)%
Total forwards		(839,986)	(1.22)%

Swaps (cost $4,507,589)
Interest rate		1,048,028	1.53%
Total swaps		1,048,028	1.53%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2025:

Description	Number of Contracts	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd. (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity		$3,082,410	4.49%
Currency		37,397	0.05%
Foreign bond		(352,180)	(0.51)%
Foreign index		298,208	0.43%
Interest rate		(1,258,051)	(1.83)%
U.S. bond
U.S. 2 yr Note (CBT) June 2025	(437)	35,414	0.05%
U.S. Ultra Bond (CBT) June 2025	(16)	20,500	0.03%
U.S. index		761,065	1.11%
Total futures		2,624,763	3.82%

Forwards
Foreign currency		1,821,894	2.65%
Total forwards		1,821,894	2.65%

Swaps (proceeds $2,626,029)
Interest rate		1,625,147	2.37%
Total swaps		1,625,147	2.37%
Total derivative financial instruments		$6,420,558	9.34%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the fair value classification of each investment type by Master Fund as of March 31, 2025:

	Graham Commodity Strategies LLC	Graham Derivatives Strategies LLC	Graham K4D Trading Ltd.
Assets
Level 1:
Commodity futures	$118,430	$1,385,624	$12,997,608
Commodity futures options	526,090	11,523,290	–
Currency futures	–	–	71,322
Exchange memberships*	10,654,499	385,500	2,388,541
Foreign bond futures	98,142	481,558	959,394
Foreign index futures	4,509	–	298,208
Interest rate futures	1,126,882	725,627	19,974
Interest rate futures options	1,377,027	14,481,210	–
U.S. bond futures	4,181,593	2,720,294	206,125
U.S. bond futures options	312,648	1,079,062	–
U.S. index futures	799,013	14,385	836,010
U.S. index futures options	1,404,150	461,588	–
Total Level 1	20,602,983	33,258,138	17,777,182

Level 2:
Currency options	2,842,272	24,568,318	–
Foreign currency forwards	2,923,817	6,493,966	2,207,394
Government bonds*	–	–	15,789,163
Interest rate swaps	–	–	5,283,843
Total Level 2	5,766,089	31,062,284	23,280,400
Total investment related assets	$26,369,072	$64,320,422	$41,057,582

Liabilities
Level 1:
Commodity futures	$(364,300)	$(219,583)	$(2,628,828)
Commodity futures options	(482,510)	(6,654,690)	–
Currency futures	–	–	(6,066)
Foreign bond futures	(181,626)	(1,535,145)	(813,728)
Foreign index futures	–	(2,040,513)	(7,034,002)
Interest rate futures	(579,603)	(76,104)	(1,582,411)
Interest rate futures options	(1,367,566)	(12,941,943)	–
U.S. bond futures	(5,394,898)	(128,820)	(67,188)
U.S. bond futures options	(564,797)	(568,734)	–
U.S. index futures	(3,524,979)	(310,510)	(490,943)
U.S. index futures options	(1,389,788)	(207,015)	–
Total Level 1	(13,850,067)	(24,683,057)	(12,623,166)

Level 2:
Currency options	(880,240)	(6,845,826)	–
Foreign currency forwards	(354,260)	(7,685,954)	(1,225,486)
Interest rate swaps	–	–	(2,610,668)
Total Level 2	(1,234,500)	(14,531,780)	(3,836,154)
Total investment related liabilities	$(15,084,567)	$(39,214,837)	$(16,459,320)

* See each Master Fund’s condensed schedule of investments for breakout of industry and geographic region.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham Commodity Strategies LLC based on its quarterly notional amounts and number of contracts for the three months ended March 31, 2025. The table also displays the fair value of derivative contracts held by Graham Commodity Strategies LLC at March 31, 2025 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and derivative liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$41,089,650	466	$(851,400)	(12)	$118,430	$(364,300)
Options (a)	11,523,545	793	(17,266,889)	(113)	526,090	(482,510)
	52,613,195	1,259	(18,118,289)	(125)	644,520	(846,810)

Equity price
Futures	134,026,423	345	(134,376,908)	(477)	803,522	(3,524,979)
Options (a)	25,324,765	198	(23,953,646)	(345)	1,404,150	(1,389,788)
	159,351,188	543	(158,330,554)	(822)	2,207,672	(4,914,767)
Foreign currency exchange rate
Forwards	111,004,024	N/A	(381,371,322)	N/A	2,923,817	(354,260)
Options (a)	66,894,204	31	(61,870,364)	(32)	2,842,272	(880,240)
	177,898,228	31	(443,241,686)	(32)	5,766,089	(1,234,500)

Interest rate
Futures	2,651,184,931	21,317	(1,022,294,922)	(6,054)	5,406,617	(6,156,127)
Options (a)	576,402,269	6,497	(633,862,288)	(15,622)	1,689,675	(1,932,363)
	3,227,587,200	27,814	(1,656,157,210)	(21,676)	7,096,292	(8,088,490)
Total	$3,617,449,811	29,647	$(2,275,847,739)	(22,655)	$15,714,573	$(15,084,567)

 Notional amounts for options are based on the delta-adjusted positions.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham Derivatives Strategies LLC based on its quarterly notional amounts and number of contracts for the three months ended March 31, 2025. The table also displays the fair value of derivative contracts held by Graham Derivatives Strategies LLC at March 31, 2025 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and derivative liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$65,070,155	356	$(16,837,675)	(161)	$1,385,624	$(219,583)
Options (a)	172,327,884	6,670	(137,443,628)	(4,837)	11,523,290	(6,654,690)
	237,398,039	7,026	(154,281,303)	(4,998)	12,908,914	(6,874,273)

Equity price
Futures	161,324,407	1,558	–	–	14,385	(2,351,023)
Options (a)	13,284,572	1,119	(28,340,421)	(1,119)	461,588	(207,015)
	174,608,979	2,677	(28,340,421)	(1,119)	475,973	(2,558,038)
Foreign currency exchange rate
Forwards	794,159,371	N/A	(888,360,985)	N/A	6,493,966	(7,685,954)
Options (a)	895,568,669	46	(718,930,662)	(54)	24,568,318	(6,845,826)
	1,689,728,040	46	(1,607,291,647)	(54)	31,062,284	(14,531,780)

Interest rate
Futures	2,653,720,804	16,719	(564,521,184)	(3,881)	3,927,479	(1,740,069)
Options (a)	2,129,664,957	27,442	(2,032,813,679)	(27,207)	15,560,272	(13,510,677)
	4,783,385,761	44,161	(2,597,334,863)	(31,088)	19,487,751	(15,250,746)
Total	$6,885,120,819	53,910	$(4,387,248,234)	(37,259)	$63,934,922	$(39,214,837)
(a)
(a)    Notional amounts for options are based on the delta-adjusted positions.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)
The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham K4D Trading Ltd. based on its quarterly notional amounts and number of contracts for the three months ended March 31, 2025. The table also displays the fair value of derivative contracts held by Graham K4D Trading Ltd. at March 31, 2025 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and derivative liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$311,163,015	3,871	$(63,296,632)	(1,704)	$12,997,608	$(2,628,828)
	311,163,015	3,871	(63,296,632)	(1,704)	12,997,608	(2,628,828)

Equity price
Futures	248,335,418	2,409	(58,531,557)	(429)	1,134,218	(7,524,945)
	248,335,418	2,409	(58,531,557)	(429)	1,134,218	(7,524,945)
Foreign currency exchange rate
Forwards	158,688,810	N/A	(725,671,894)	N/A	2,207,394	(1,225,486)
Futures	8,728,270	92	(5,492,538)	(65)	71,322	(6,066)
	167,417,080	92	(731,164,432)	(65)	2,278,716	(1,231,552)

Interest rate
Futures	1,060,423,032	5,845	(590,338,936)	(2,813)	1,185,493	(2,463,327)
Swaps	387,791,052	12	(374,580,823)	(16)	5,283,843	(2,610,668)
	1,448,214,084	5,857	(964,919,759)	(2,829)	6,469,336	(5,073,995)
Total	$2,175,129,597	12,229	$(1,817,912,380)	(5,027)	$22,879,878	$(16,459,320)

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

When multiple derivative contracts are held with the same counterparty, the Master Funds will net the contracts in an asset position with the contracts in a liability position when covered by a master netting agreement or similar arrangements, for presentation in the statements of financial condition. The table below displays the amounts at March 31, 2025 by which the fair values of both derivative assets and derivative liabilities were reduced within the Master Funds’ statements of financial condition as a result of this netting. Gross amounts below correspond to the total derivative asset and derivative liability balances categorized by primary underlying risk and product type in the preceding tables. Collateral pledged (received) for derivative assets and derivative liabilities represent the cash amounts which are included in due from brokers on the statements of financial condition. Actual collateral pledged or received by the Master Funds may exceed these amounts.

Description	Gross Amount	Gross Amount Offset in the Statements of Financial Condition	Net Amount Presented in the Statements of Financial Condition	Collateral (Received) / Pledged	Net Amount

Graham Commodity Strategies LLC [1]
Derivative assets	$15,714,573	$(11,182,986)	$4,531,587	$–	$4,531,587
Derivative liabilities	$(15,084,567)	$11,182,986	$(3,901,581)	$3,901,581	$–

Graham Derivatives Strategies LLC [2]
Derivative assets	$63,934,922	$(39,214,837)	$24,720,085	$–	$24,720,085
Derivative liabilities	$(39,214,837)	$39,214,837	$–	$–	$–

Graham K4D Trading Ltd. [3]
Derivative assets	$22,879,878	$(15,656,027)	$7,223,851	$–	$7,223,851
Derivative liabilities	$(16,459,320)	$15,656,027	$(803,293)	$803,293	$–
1 Net derivative asset and liability amounts presented in the statements of financial condition are held with two counterparties. At March 31, 2025, additional collateral pledged in the amount of $57,741,467 was posted in support of derivative positions and is included in due from brokers on the statements of financial condition.
2 Net derivative asset amounts presented in the statements of financial condition are held with three counterparties. At March 31, 2025, additional collateral pledged in the amount of $36,105,646 was posted in support of derivative positions and is included in due from brokers on the statements of financial condition.
3 Net derivative asset and liability amounts presented in the statements of financial condition are held with two counterparties. At March 31, 2025, additional collateral pledged in the amount of $44,340,736 was posted in support of derivative positions and is included in due from brokers on the statements of financial condition.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the results of operations of each Master Fund for the three months ended March 31, 2025:

	Graham Commodity Strategies LLC	Graham Derivatives Strategies LLC	Graham K4D Trading Ltd.

Net investment income	$902,210	$356,942	$208,910

Net realized gain on investments	41,941,156	27,757,471	2,237,136
Net decrease in unrealized appreciation on investments	(1,159,019)	(11,673,980)	(3,010,537)
Brokerage commissions and fees	(499,212)	(1,084,999)	(118,331)
Net gain (loss) on investments	40,282,925	14,998,492	(891,732)
Net income (loss)	$41,185,135	$15,355,434	$(682,822)

The following table shows the gains and losses on all derivative instruments held by the Master Funds reported in net realized gain and net decrease in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the three months ended March 31, 2025:

	Graham Commodity Strategies LLC		Graham Derivatives Strategies LLC		Graham K4D Trading Ltd.
	Net realized gain	Net increase in unrealized appreciation on investments	Net realized gain	Net decrease in unrealized appreciation on investments	Net realized gain	Net decrease in unrealized appreciation on investments
Commodity price
Futures	$24,364,429	$1,840,211	$3,503,959	$1,310,232	$3,587,831	$10,475,298
Options	(18,139)	(62,819)	9,616,868	2,209,777	–	–
	24,346,290	1,777,392	13,120,827	3,520,009	3,587,831	10,475,298
Equity price
Futures	(1,695,232)	125,045	(292,173)	(2,387,057)	19,725,740	(926,539)
Options	21,663	175,632	(2,368,913)	1,900,253	–	–
	(1,673,569)	300,677	(2,661,086)	(486,804)	19,725,740	(926,539)
Foreign currency exchange rate
Forwards	7,270,568	2,807,870	(1,506,278)	(1,660,836)	(7,346,045)	(12,304,440)
Futures	–	–	–	–	(36,809)	(337,755)
Options	(363,984)	98,453	(9,411,928)	(14,223,470)	–	–
	6,906,584	2,906,323	(10,918,206)	(15,884,306)	(7,382,854)	(12,642,195)
Interest rate
Futures	28,809,512	(585,368)	17,813,449	1,701,551	(13,041,058)	(471,098)
Options	459,169	(15,180)	(5,683,500)	696,718	–	–
Swaps	–	–	–	–	(768,673)	610,800
	29,268,681	(600,548)	12,129,949	2,398,269	(13,809,731)	139,702
Total	$58,847,986	$4,383,844	$11,671,484	$(10,452,832)	$2,120,986	$(2,953,734)

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
Graham Derivatives Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity
Brent crude March 2025	(13)	$(16,250)	(0.04)%
Other commodity		115,269	0.28%
Foreign bond		438,836	1.05%
Interest rate		(54,916)	(0.13)%
U.S. bond		528,133	1.25%
U.S. index
S&P 500 E-mini March 2025	(65)	61,258	0.15%
Other U.S. index		66,990	0.16%
Total futures		1,139,320	2.72%

Forwards
British pound / U.S. dollar 3/19/2025	£ (12,636,592)	49,186	0.12%
Canadian dollar / U.S. dollar 1/02/2025 – 1/03/2025	C$ (89,522,457)	58,662	0.14%
Swiss franc / U.S. dollar 3/19/2025	₣ (8,512,752)	139,608	0.33%
Other foreign currency		485,431	1.16%
Total forwards		732,887	1.75%

Options (proceeds $21,293,061)
Commodity futures
Crude oil June 2025, $55.00 Put	(1)	(4,138,500)	(9.88)%
Crude oil March 2025, $57.00 Put	(1)	(249,390)	(0.60)%
Currency futures
Euro dollar / U.S. dollar January 2025, $1.01 - $1.02 Put	(2)	(819,608)	(1.96)%
Euro dollar / U.S. dollar (Digital EKO) January 2025, $1.05 Put	(1)	(1,145,916)	(2.73)%
Euro dollar / U.S. dollar (Digital) February 2025 - March 2025, $1.08 - $1.09 Call	(3)	(862,090)	(2.06)%
British pound / U.S. dollar January 2025 – March 2025, $1.21 - $1.24 Put	(4)	(1,977,225)	(4.72)%
U.S. dollar / Canadian dollar January 2025 - February 2025, $1.44 – $1.47 Call	(3)	(2,326,377)	(5.55)%
U.S. dollar / Swiss franc January 2025, $0.91 Call	(1)	(426,784)	(1.02)%
U.S. dollar / Chinese yuan February 2025, $7.43 - $7.45 Call	(2)	(1,039,069)	(2.48)%
U.S. dollar / Chinese yuan February 2025, $7.10 Put	(1)	(94,032)	(0.22)%
Other currency futures		(461,436)	(1.10)%
U.S. index futures
S&P 500 E-mini March 2025, $6,500.00 Call	(1)	(291,100)	(0.69)%
S&P 500 E-mini January 2025, $5,700.00 Put	(1)	(791,775)	(1.89)%
Total options		(14,623,302)	(34.90)%
Total derivative financial instruments		$22,252,171	53.10%

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

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the fair value classification of each investment type by Master Fund as of December 31, 2024:

	Graham Commodity Strategies LLC	Graham Derivatives Strategies LLC	Graham K4D Trading Ltd.
Assets
Level 1:
Commodity futures	$–	$299,350	$6,062,164
Commodity futures options	250,665	5,437,300	–
Currency futures	–	–	457,558
Exchange memberships*	9,326,468	379,000	2,183,423
Foreign bond futures	132,604	438,836	975,787
Foreign index futures	–	–	1,459,068
Interest rate futures	850,262	182,439	1,639,526
Interest rate futures options	449,238	–	–
U.S. bond futures	725,500	636,774	967,906
U.S. bond futures options	482,820	–	–
U.S. index futures	174,825	128,248	741,343
U.S. index futures options	25,050	4,766,975	–
Total Level 1	12,417,432	12,268,922	14,486,775

Level 2:
Government bonds*	–	–	13,965,435
Foreign currency forwards	582,560	788,355	14,039,314
Currency futures options	3,784,234	25,810,262	–
Interest rate swap	–	–	6,652,409
Total Level 2	4,366,794	26,598,617	34,657,158
Total investment related assets	$16,784,226	$38,867,539	$49,143,933

Liabilities
Level 1:
Commodity futures	$(2,086,083)	$(443,543)	$(6,168,681)
Commodity futures options	(174,386)	(4,387,890)	–
Currency futures	–	–	(54,548)
Foreign bond futures	(521,394)	(60,985)	(3,595,639)
Foreign index futures	–	(54,246)	(3,475,005)
Interest rate futures	(287,255)	(280,437)	(794,316)
Interest rate futures options	(533,669)	–	–
U.S. bond futures	(1,063,859)	(430,766)	–
U.S. bond futures options	(491,688)	–	–
U.S. index futures	(3,021,325)	(23,583)	(4,189,594)
U.S. index futures options	(41,850)	(1,082,875)	–
Total Level 1	(8,221,509)	(6,764,325)	(18,277,783)

Level 2:
Foreign currency forwards	(820,873)	(319,507)	(752,966)
Currency futures options	(2,445,845)	(9,152,536)	–
Interest rate swap	–	–	(923,140)
Total Level 2	(3,266,718)	(9,472,043)	(1,676,106)
Total investment related liabilities	$(11,488,227)	$(16,236,368)	$(19,953,889)

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
(a)(a)

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

Description	Gross Amount	Gross Amount Offset in the Statements of Financial Condition	Net Amount Presented in the Statements of Financial Condition	Collateral (Received) / Pledged	Net Amount
Graham Commodity Strategies LLC[1]	$7,457,758	$(6,357,681)	$1,100,077	$–	$1,100,077
Derivative assets	$(11,488,227)	$6,357,681	$(5,130,546)	$5,130,546	$–
Derivative liabilities
Graham Derivatives Strategies LLC[2]
Derivative assets	$38,488,539	$(16,236,368)	$22,252,171	$–	$22,252,171
Derivative liabilities	$(16,236,368)	$16,236,368	$–	$–	$–
Graham K4D Trading Ltd.[3]
Derivative assets	$32,995,075	$(16,467,012)	$16,528,063	$–	$16,528,063
Derivative liabilities	$(19,953,889)	$16,467,012	$(3,486,877)	$3,486,877	$–
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

The following table shows the gains and losses on all derivative financial instruments held by the Master Funds reported in net realized gain (loss) and net (decrease) increase in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the three months ended March 31, 2024:

	Graham Commodity Strategies LLC		Graham Derivatives Strategies LLC		Graham K4D Trading Ltd.
	Net realized gain	Net decrease in unrealized appreciation on investments	Net realized loss	Net increase in unrealized appreciation on investments	Net realized gain	Net increase in unrealized appreciation on investments
Commodity price
Futures	$1,858,991	$3,066,344	$2,875,368	$348,580	$14,878,092	$9,073,763
Options	880	–	1,822,784	1,331,536	–	–
	1,859,871	3,066,344	4,698,152	1,680,116	14,878,092	9,073,763
Equity price
Futures	20,337,053	(1,088,163)	4,505,154	1,097,222	37,300,430	6,003,007
Options	93,678	(9,650)	(2,140,763)	964,740	–	–
	20,430,731	(1,097,813)	2,364,391	2,061,962	37,300,430	6,003,007
Foreign currency exchange rate
Forwards	(2.356.686)	(2,128,559)	4,483,738	(299,574)	(3,171,972)	16,544,783
Futures	–	–	–	–	13,904	557,704
Options	250,287	78,819	(18,406,256)	(2,581,588)	–	–
	(2,106,399)	(2,049,740)	(13,922,518)	(2,881,162)	(3,158,068)	17,102,487
Interest rate
Futures	17,482,537	(3,580,847)	(8,029,546)	174,557	(5,766,461)	10,567,083
Options	44,682	42,879	1,945,259	–	–	–
Swaps	–	–	–	–	146,306	953
	17,527,219	(3,537,968)	(6,084,287)	174,557	(5,620,155)	10,568,036
Total	$37,711,422	$(3,619,177)	$(12,944,262)	$1,035,473	$43,400,299	$42,747,293

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC
GAIT invests a portion of its excess liquidity in Cash Assets, an entity for which the Manager is also the sole investment advisor. Cash Assets commenced operations on June 22, 2005 and was formed as a Delaware Limited Liability Company for the purpose of consolidating investment activity of multiple funds managed by the Manager. Its objective is to preserve capital while enhancing return on cash balances and providing daily liquidity. Cash Assets maintains cash and cash equivalents on deposit with major U.S. institutions, which may exceed federally insured limits. It also invests in debt obligations guaranteed by the U.S. Federal government, which generally range in maturity from one day to thirty months. Cash Assets currently intends to hold all fixed income securities until maturity and values them at amortized cost which approximates fair value.  If Cash Assets were forced to sell some of its securities in the open market before they mature to meet unanticipated redemption requests (whether from GAIT or other entities affiliated with the manager), the market value of the securities at such time may be below their amortized cost, causing a loss for GAIT’s investors. GAIT’s investment in Cash Assets is valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP based upon GAIT’s proportionate share of Cash Assets’ reported net asset value. GAIT’s investment in Cash Assets at March 31, 2025 and December 31, 2024 is $62,958,428 and $61,337,499, respectively, which represents a percentage of GAIT’s Members’ Capital of 91.06% and 92.45%, respectively.
GAIT records its proportionate share of Cash Assets’ investment income and expenses on a monthly basis. For the three months ended March 31, 2025 and 2024, the total amount recognized by GAIT with respect to its investment in Cash Assets was $652,334 and $756,689, respectively. These amounts are included in interest income in the statements of operations and incentive allocation. At March 31, 2025 and December 31, 2024, GAIT owned approximately 0.81% and 0.86%, respectively, of Cash Assets. The following table summarizes the financial position of Cash Assets as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Assets:
Cash and cash equivalents	$337,552,877	$334,528,628
Investments in fixed income securities (amortized cost $7,681,447,797 and $6,781,806,360 respectively)	7,681,447,797	6,781,806,360
Interest receivable	23,243,264	9,596,261
Total assets	8,042,243,938	7,125,931,249

Liabilities:
Due to broker	295,242,000	137
Total liabilities	295,242,000	137
Members’ capital	$7,747,001,938	$7,125,931,112

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

The following table summarizes the results of operations of Cash Assets for the three months ended March 31, 2025 and 2024:

	2025	2024
Investment income
Interest income	$79,372,865	$79,115,568
Total investment income	79,372,865	79,115,568

Expenses:
Bank fee expense	155,990	194,172
Total expenses	155,990	194,172
Net investment income	79,216,875	78,921,396
Net income	$79,216,875	$78,921,396

The following represents the condensed schedule of investments of Cash Assets as of March 31, 2025:

Description	Principal Amounts	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (amortized cost $7,681,447,797)
United States
Government Bonds (amortized cost $4,607,318,991)
U.S. Treasury bond 0.75% due 04/30/2026	$500,000,000	$480,907,305	6.21%
U.S. Treasury bond 0.88% due 09/30/2026	500,000,000	475,200,632	6.13%
U.S. Treasury bond 1.63% due 05/15/2026	500,000,000	486,118,175	6.27%
U.S. Treasury bond 3.75% due 04/15/2026	500,000,000	495,622,710	6.40%
U.S. Treasury bond 0.25% - 4.25% due 07/31/2025 - 02/28/2027	2,750,000,000	2,669,470,169	34.46%
Total Government Bonds		4,607,318,991	59.47%

Treasury Bills (amortized cost $3,074,128,806)
U.S. Treasury bills 0.00% due 04/01/2025 – 01/22/2026	3,100,000,000	3,074,128,806	39.68%
Total Treasury Bills		3,074,128,806	39.68%
Total United States		7,681,447,797	99.15%
Total Investments in Fixed Income Securities		$7,681,447,797	99.15%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

The following represents the condensed schedule of investments of Cash Assets as of December 31, 2024:

Description	Principal Amounts	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (amortized cost $6,781,806,360)
United States
Government Bonds (amortized cost $2,920,547,412)
U.S. Treasury bond 3.75% due 04/15/2026	$500,000,000	$494,585,983	6.94%
U.S. Treasury bond 0.75% due 04/30/2026	500,000,000	476,557,071	6.69%
U.S. Treasury bond 1.63% due 05/15/2026	500,000,000	483,070,945	6.78%
U.S. Treasury bond 0.88% due 09/30/2026	500,000,000	471,127,743	6.61%
U.S. Treasury bonds 0.38% – 1.88% due 12/31/2025 – 02/28/2027	1,050,000,000	995,205,670	13.96%
Total Government Bonds		2,920,547,412	40.98%

Treasury Bills (amortized cost $3,861,258,948)
U.S. Treasury bill 0.00% due 01/07/2025 - 06/26/2025	3,900,000,000	3,861,258,948	54.19%
Total Treasury Bills		3,861,258,948	54.19%
Total United States		6,781,806,360	95.17%
Total Investments in Fixed Income Securities		$6,781,806,360	95.17%

Cash Assets reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP. The following table shows the fair value classification of each investment type held by Cash Assets as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Assets
Level 2:
Fixed income securities
Government bonds	$4,607,318,991	$2,920,547,412
Treasury bills	3,074,128,806	3,861,258,948
Total fixed income securities	7,681,447,797	6,781,806,360
Total Level 2	7,681,447,797	6,781,806,360
Total assets	$7,681,447,797	$6,781,806,360

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
6. Fees and Related Party Transactions
Advisory Fees
Class 0 and Class 2 of GAIT paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate of 1.50% of the Members’ Capital of such Class. Class 3-A and Class 3-B have an advisory fee at an aggregate annual rate of 1.50% and 2.00% of the Members’ Capital of such Class, respectively. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is affected with respect to Units of such Class during the month. Class M has no advisory fee. The Advisory Fees paid to the Manager for the three months ended March 31, 2025 and 2024 were $255,978 and $243,556, respectively.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

6. Fees and Related Party Transactions (continued)
Sponsor Fees
Class 0 and Class 2 of GAIT paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Members’ Capital specified in the table below. Class 3-A, Class 3-B and Class M of GAIT have no sponsor fee. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee. The Sponsor Fees paid to the Manager by Class 0 and Class 2 for the three months ended March 31, 2025 and 2024 were $102,828 and $125,132, respectively.

Class 0	Class 2
0.50%	1.25%
Incentive Allocation
At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced effective as of the date of any redemption of any Units of such class by multiplying the loss carryforward by the ratio that the amount of assets redeemed from such class bears to the net assets of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made. The Incentive Allocation for the three months ended March 31, 2025 and 2024 was $48,127 and $312,502, respectively.
Any portion of any of the above fees, including the Incentive Allocation, may be paid by the Manager to third parties as compensation for selling activities in connection with GAIT.
Administrator’s Fees
For the three months ended March 31, 2025 and 2024, GAIT paid SEI monthly administrator’s fees based on GAIT’s Members’ Capital, calculated as of the last business day of each month. In addition, GAIT paid SEI for regulatory compliance services and reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, incurred by GAIT were $25,012 and $21,103, respectively.
Professional Fees
GAIT shall pay, or reimburse the Manager, for expenses arising in connection with GAIT’s audit, tax and legal fees (“professional fees”). The total professional fees incurred by GAIT for the three months ended March 31, 2025 and 2024 were $144,368 and $106,420, respectively.
Operating Expenses
GAIT shall pay, or reimburse the Manager, for expenses arising in connection with the GAIT’s investments, operations, and business (“operating expenses”).  For the three months ended March 31, 2025 and 2024, GAIT reimbursed the Manager for operating expenses which were comprised of market data and technology costs associated with its assets allocated to the various Master Funds. The total operating expenses incurred by GAIT for the three months ended March 31, 2025 and 2024 were $11,144 and $10,637, respectively.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
7. Income Taxes
No provision for income taxes has been made in the accompanying financial statements, as members are individually responsible for reporting income or loss based upon their respective share of GAIT’s income and expenses for income tax purposes.
U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing GAIT’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a “more-likely-than-not” threshold would be recorded as a tax expense in the current year. GAIT identifies its major tax jurisdictions as the U.S. for Federal tax purposes, Connecticut for state tax purposes and various international jurisdictions. The Manager has evaluated GAIT’s tax positions for all open tax years under the respective statutes of limitations (generally three years in the U.S. but varying in non-U.S. jurisdictions) and has concluded that there are no significant tax positions requiring recognition, measurement, or disclosure in the financial statements. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years which are considered open by the relevant jurisdiction are subject to potential examination. Any assessment for interest or penalties on taxes related to uncertain tax positions, when present, would be included in interest and penalties on tax on the statements of operations and incentive allocation. No such interest and/or penalties were assessed to GAIT for the three months ended March 31, 2025 and 2024.
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

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
9. Financial Highlights
The following is the per Unit operating performance calculation for the three months ended March 31, 2025 and 2024:

	Class 0	Class 2		Class 3-A		Class 3-B
Per unit operating performance
Net asset value per Unit, December 31, 2023	$224.32	$158.20	$	‑	$	‑
Net income:
Net investment loss	(0.06)	(0.21)		‑		‑
Net gain on investments	20.06	14.10		‑		‑
Net income	20.00	13.89		‑		‑
Net asset value per Unit, March 31, 2024	$244.32	$172.09	$	‑	$	‑

Net asset value per Unit, December 31, 2024	$235.13	$164.69		$97.68		$95.51
Net income:
Net investment income (loss)	0.61	0.11		0.05		(0.30)
Net gain on investments	6.17	4.33		2.49		2.50
Net income	6.78	4.44		2.54		2.20
Net asset value per Unit, March 31, 2025	$241.91	$169.13		$100.22		$97.71

The following represents ratios to average Members’ Capital, excluding the Manager, and total return for the three months ended March 31, 2025 and 2024:

	Class 0		Class 2		Class 3-A		Class 3-B
	2025	2024	2025	2024	2025	2024	2025	2024

Total return before Incentive Allocation	2.88%	9.46%	2.69%	9.26%	3.01%	‑	2.88%	‑
Incentive Allocation	0.00	(0.55)	0.00	(0.47)	(0.41)	‑	(0.58)	‑
Total return after Incentive Allocation	2.88%	8.91%	2.69%	8.79%	2.60%	‑	2.30%	‑

Net investment income before Incentive Allocation	0.26%	0.49%	0.07	0.30%	0.41%	‑	0.26%	‑
Incentive Allocation	0.00	(0.52)	0.00	(0.43)	(0.36)	‑	(0.56)	‑
Net investment income (loss) after Incentive Allocation	0.26%	(0.03)%	0.07%	(0.13)%	0.05%	‑	(0.30)%	‑

Total expenses before Incentive Allocation	0.77%	0.72%	0.94%	0.90%	0.72%	‑	0.78%	‑
Incentive Allocation	0.00	0.52	0.00	0.43	0.36	‑	0.56	‑
Total expenses after Incentive Allocation	0.77%	1.24%	0.94%	1.33%	1.08%	‑	1.34%	‑

Total return is calculated for Class 0, Class 2, Class 3-A and Class 3-B units taken as a whole. Total return is calculated as the change in total Members’ Capital, excluding that of the Manager, adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment income (loss) and total expense ratios (including Incentive Allocation) are calculated for the Class 0, Class 2, Class 3-A and Class 3-B units taken as a whole and include amounts from GAIT and net investment income (loss) and expenses allocated from Master Funds and investment income from Cash Assets. The computation of such ratios is based on the amount of net investment income (loss), total expenses and Incentive Allocation. Net investment income (loss) and total expense ratios are computed based upon the weighted average of Members’ Capital of GAIT, excluding that of the Manager, for the three months ended March 31, 2025 and 2024 and have not been annualized.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)
10. Subsequent Events

GAIT had subscriptions of $1.0 million and redemptions of approximately $0.3 million from April 1, 2025 through May 15, 2025, the date through which subsequent events were evaluated by management. These amounts have not been included in the financial statements.

Index
Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements within this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements. Forward-looking statements are those that do not relate solely to historical facts. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. You can identify these statements by the use of words such as “may,” “will,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “continue,” “further,” “seek,” “plan,” or “project” and variations of these words or comparable words or phrases of similar meaning. These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected, including the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2024 and in this Quarterly Report under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We undertake no obligation to update publicly or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

(a)
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our annual consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2024 included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2025. This discussion should also be read in conjunction with “Item 1: Financial Statements”, included in this Quarterly Report on Form 10-Q. The information contained therein is essential to, and should be read in conjunction with, the following analysis. For the purposes of this filing beginning with Item 2, the term “Fund” shall include the Core Macro Portfolio of GAIF II, GAI, GAIT, and the Master Funds in which they invest, unless the context implies otherwise. The Fund does not engage in the sale of goods or services. The Fund’s capital consists of capital contributions of the members, as increased or decreased by gains and losses from its investments in the Master Funds, interest, expenses, and redemptions. Its only assets are its investments in the Master Funds. The Master Funds do not engage in the sale of goods or services. Their assets are comprised of fixed income positions, the equity in their accounts with clearing brokers and OTC counterparties, in each case consisting of cash, open trade equity on derivatives and the net option premium paid or received. In the case of Graham Cash Assets LLC (“Cash Assets”), the assets consist of investments in debt obligations guaranteed by the U.S. Federal government, as well as cash and cash equivalents.

For the three months ended March 31, 2025, the Core Macro Portfolio’s Members’ Capital increased by $936,409 or 2.6%. The net increase in the Core Macro Portfolio was attributable to a net income of $984,847 or 2.7% and subscriptions of $485,000 or 1.4%, offset by redemptions totaling $533,438 or -1.5% for the period.

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

Index
2025 Summary

Three Months Ended March 31, 2025

For the three months ended March 31, 2025, the Core Macro Portfolio experienced a net trading gain of $966,391. The trading results are attributable to the following sectors:

Agriculture / Softs	$(17,828)
Base Metals	188,177
Energy	96,564
Equities	382,460
Foreign Exchange	(825,050)
Long Term / Intermediate Rates	342,093
Precious Metals	769,712
Short Term Rates	30,263
$966,391

The Core Macro Portfolio recorded trading gains in the first quarter of 2025. Commodities were the top-performing sector due to long positions in precious metals, copper, crude oil, coffee, and natural gas. The portfolio generated gains in equities from long positions in European and U.K. benchmark indices, as well as from mixed positions in U.S. indices. In fixed income, profits were driven by short positions in European bonds in early March. The portfolio incurred losses in currencies from long exposure to the U.S. dollar versus major global counterparts, particularly the euro, the British pound sterling, and the Swiss franc, with additional losses from mixed positions in the Japanese yen.

Advisory, Sponsor, and Administrator’s Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the three months ended March 31, 2025, Advisory Fees increased by $9,059 or 6.8%, Sponsor Fees decreased by $9,207 or -14.1%, and Administrator’s Fees increased by $2,196 or 19.9% in the Fund over the corresponding period of the preceding year. The movements are consistent with the timing of profit and loss and capital activity during the quarter. During the same period, interest income decreased by $51,455 or -12.2%. Interest was earned on free cash at an average annualized yield of 4.22% for the three months ended March 31, 2025 compared to 4.99% for the same period in 2024.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the three months ended March 31, 2025 and 2024, the Incentive Allocation was $27,535 and $171,726, respectively. The decrease was the result of a lower New High Net Trading Profits before incentive allocation for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

The following table illustrates the sector distribution of the Fund’s investments in Master Funds as of March 31, 2025 based on the fair value of the underlying assets and liabilities in each Master Fund including both long and short positions. Positive percentages represent net assets whereas negative percentages represent a net liability.

Agriculture / Softs	(10.1)%
Base Metals	(0.9)%
Energy	13.0%
Equities	(147.0)%
Foreign Exchange	244.5%
Long Term / Intermediate Rates	(59.2)%
Precious Metals	13.7%
Short Term Rates	46.0%
100.0%

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

Core Macro Portfolio
March 31, 2025	9.64%
December 31, 2024	11.17%
March 31, 2024	9.24%

Other than any potential market-imposed limitations on liquidity, the Fund’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Fund’s futures trading. Through March 31, 2025, the Fund experienced no meaningful periods of illiquidity in any of the markets traded by the Manager on behalf of the Fund.

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

Based on their evaluation as of March 31, 2025, the Manager, along with the Manager’s principal executive officer and principal financial officer, has concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) of the Fund and GAIF II were effective.

With respect to the certifications of the Principal Executive Officer and Principal Financial Officer included as Exhibit 31 hereto, the financial statements referred to therein and the representations and determinations of those officers contained in such certifications refer to and apply to both the Fund and GAIF II.

Changes in Internal Control Over Financial Reporting

There were no changes to the internal control over financial reporting of the Fund and GAIF II during the first quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Fund’s or GAIF II’s internal control over financial reporting.

Index
PART II. OTHER INFORMATION
Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our 2024 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities

For the three months ended March 31, 2025, the Fund issued 4,981.465 Units in exchange for $485,000 with respect to the Core Macro Portfolio, in each case in a transaction that was not registered under the Securities Act of 1933, as amended (the “Act”). The Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Act and Rule 506 of Regulation D promulgated thereunder. All purchasers of the Units were accredited investors, as that term is defined under Rule 501 of Regulation D.

The following chart sets forth the issuance of Units of the Fund during each month of the quarter covered by this report.

Date	Total Number of Units Issued
January 1 – January 31, 2025	2,628.023
February 1 – February 28, 2025	257.241
March 1 – March 31, 2025	2,096.201
TOTAL	4,981.465

Issuer Purchases of Units

Date	(a) Total Number of Units Purchased[1]	(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2025	960.591	$ 168.19	N/A	N/A
February 1 – February 28, 2025	1,535.653	$ 242.16	N/A	N/A
March 1 – March 31, 2025	-	$ -	N/A	N/A
TOTAL	2,496.244	$ 213.70	N/A	N/A

 1Represents number of Units redeemed by Members of the Fund in accordance with the LLC Agreement.

Item 3. Defaults Upon Senior Securities – None

Item 4. Mine Safety Disclosures – None

Item 5. Other Information

During the quarter ended March 31, 2025, no officer of the Manager adopted or terminated either a Rule 10b5-1(c) trading arrangement or non-Rule 10b5-1(c) trading arrangement under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, in respect of Units of the Fund.

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

Dated: May 15, 2025		GRAHAM ALTERNATIVE INVESTMENT FUND II LLC
CORE MACRO PORTFOLIO

		By:	GRAHAM CAPITAL MANAGEMENT, L.P.
its Manager

	By:	/s/	Brian Douglas
Brian Douglas, Principal Executive Officer

	By:	/s/	George Schrade
George Schrade, Principal Financial Officer