Form 10-Q
period 2026-03-31
GRAHAM ALTERNATIVE INVESTMENT FUND II LLC
filed 2026-05-14
CIK 1461237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of the
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Yes ☐  No ☒

As of May 1, 2026, 158,848.391 Units of the Core Macro Portfolio were outstanding.

GRAHAM ALTERNATIVE INVESTMENT FUND II LLC

CORE MACRO PORTFOLIO
FORM 10-Q

EX - 31.1	Certification
EX - 31.2	Certification
EX - 32.1	Certification

Index
PART I

Item 1.	Financial Statements
Graham Alternative Investment Fund II LLC

Core Macro Portfolio

Consolidated Statements of Financial Condition

	March 31, 2026 (Unaudited)	December 31, 2025 (Audited)

Assets
Investment in Graham Alternative Investment Trading LLC, at fair value	$30,202,085	$30,674,472
Redemptions receivable from Graham Alternative Investment Trading LLC	32,816	864,086
Cash and cash equivalents	–	25,000
Total assets	$30,234,901	$31,563,558

Liabilities and members’ capital
Liabilities:
Redemptions payable	$32,816	$864,086
Subscriptions received in advance	–	25,000
Total liabilities	32,816	889,086

Members’ capital:
Class 0 Units (79,804.426 and 80,676.977 units issued and outstanding at $240.68 and $237.84, respectively)	19,207,721	19,188,019
Class 2 Units (48,975.565 and 49,944.877 units issued and outstanding at $167.00 and $165.34, respectively)	8,178,799	8,257,873
Class 3-A Units (1,842.786 and 1,842.786 units issued and outstanding at $99.95 and $98.91, respectively)	184,190	182,260
Class 3-B Units (27,074.781 and 31,710.622 units issued and outstanding at $97.19 and $96.07, respectively)	2,631,375	3,046,320
Total members’ capital	30,202,085	30,674,472
Total liabilities and members’ capital	$30,234,901	$31,563,558

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund II LLC

Core Macro Portfolio

Unaudited Consolidated Statements of Operations

	Three Months Ended March 31,
	2026	2025
Net gain allocated from investment in Graham Alternative Investment Trading LLC:
Net realized gain on investments	$1,159,200	$1,183,447
Net decrease in unrealized appreciation on investments	(760,942)	(217,056)
Brokerage commissions and fees	(34,693)	(29,637)
Net gain allocated from investment in Graham Alternative Investment Trading LLC	363,565	936,754

Net investment income allocated from investment in Graham Alternative Investment Trading LLC:
Investment income:
Interest income	270,815	370,862

Expenses:
Advisory fees	119,574	141,370
Professional fees	67,181	76,499
Sponsor fees	50,476	56,233
Administrator’s fees	10,722	13,243
Operating expenses	7,109	5,899
Incentive allocation	5,482	27,535
Interest expense	1,812	1,990
Total expenses	262,356	322,769
Net investment income allocated from investment in Graham Alternative Investment Trading LLC	8,459	48,093
Net income	$372,024	$984,847

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund II LLC

Core Macro Portfolio

Unaudited Consolidated Statements of Changes in Members’ Capital

For the Three Months Ended March 31, 2026 and 2025

	Class 0 Units		Class 2 Units		Class 3-A Units		Class 3-B Units		Total Members’ Capital
	Units	Capital	Units	Capital	Units	Capital	Units	Capital

Members’ capital, December 31, 2024	92,145.410	$21,665,923	56,059.973	$9,232,454	–	$–	47,955.304	$4,580,336	$35,478,713
Initial subscription, January 1, 2025	–	–	–	–	1,842.786	180,000	–	–	180,000
Subscriptions	–	–	–	–	–	–	3,138.679	305,000	305,000
Redemptions	(1,535.653)	(371,879)	(960.591)	(161,559)	–	–	–	–	(533,438)
Net income	–	625,204	–	247,764	–	4,680	–	107,199	984,847
Members’ capital, March 31, 2025	90,609.757	$21,919,248	55,099.382	$9,318,659	1,842.786	$184,680	51,093.983	$4,992,535	$36,415,122

	Class 0 Units		Class 2 Units		Class 3-A Units		Class 3-B Units		Total Members’ Capital
	Units	Capital	Units	Capital	Units	Capital	Units	Capital

Members’ capital, December 31, 2025	80,676.977	$19,188,019	49,944.877	$8,257,873	1,842.786	$182,260	31,710.622	$3,046,320	$30,674,472
Subscriptions	60.800	15,000	–	–	–	–	1,751.480	175,000	190,000
Redemptions	(1,366.398)	(337,106)	(346.385)	(58,934)	–	–	(6,387.321)	(638,371)	(1,034,411)
Transfers	433.047	102,995	(622.927)	(102,995)	–	–	–	–	–
Net income	–	238,813	–	82,855	–	1,930	–	48,426	372,024
Members’ capital, March 31, 2026	79,804.426	$19,207,721	48,975.565	$8,178,799	1,842.786	$184,190	27,074.781	$2,631,375	$30,202,085

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund II LLC

Core Macro Portfolio

Unaudited Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2026	2025
Cash flows provided by operating activities
Net income	$372,024	$984,847
Adjustments to reconcile net income to net cash provided by operating activities:
Net income allocated from investment in Graham Alternative Investment Trading LLC	(372,024)	(984,847)
Proceeds from sale of investment in Graham Alternative Investment Trading LLC	1,865,681	1,898,720
Investment in Graham Alternative Investment Trading LLC	(190,000)	(485,000)
Net cash provided by operating activities	1,675,681	1,413,720

Cash flows used in financing activities
Subscriptions (net of subscriptions received in advance)	165,000	331,250
Redemptions (net of redemptions payable)	(1,865,681)	(1,898,720)
Net cash used in financing activities	(1,700,681)	(1,567,470)

Net change in cash and cash equivalents	(25,000)	(153,750)

Cash and cash equivalents, beginning of period	25,000	255,000
Cash and cash equivalents, end of period	$–	$101,250

See accompanying notes and the attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund II LLC

 Core Macro Portfolio

Notes to Unaudited Consolidated Financial Statements

March 31, 2026

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

As a Series Limited Liability Company each series is legally segregated, and the assets associated with each series are held separately and accounted for in separate and distinct records from the assets of any other series of GAIF II. The debts, liabilities, obligations, and expenses incurred, contracted for or otherwise existing with respect to a particular series are enforceable against the assets of such series only, and not against the assets of GAIF II generally or any other series thereof. Further, none of the debts, liabilities, obligations, and expenses incurred, contracted for or otherwise existing with respect to GAIF II are enforceable against the assets of any other series. As of and for the period and year ended March 31, 2026 and December 31, 2025, respectively, the Fund is the sole series of GAIF II. GAIF II has no assets and no operations outside of those of the Fund. These financial statements fairly reflect the positions, results of operations, changes in members’ capital and cash flows of the single series constituting GAIF II.

The Fund offers members Class 0 and Class 2 Units, Class 3-A Units and Class 3-B Units (collectively the “Units”). All Units are currently issued. Graham Alternative Investment Ltd. (“GAI”) is a British Virgin Islands business company which was formed on June 1, 2006 and commenced operations on August 1, 2006. The Fund invests all of its assets dedicated to trading in Graham Alternative Investment Trading LLC (“GAIT”), a Delaware Limited Liability Company which was formed on May 18, 2006 and commenced operations on August 1, 2006, through an investment in GAI’s Core Macro Portfolio. GAIT invests in various master trading vehicles (“Master Funds”) and Graham Cash Assets LLC (“Cash Assets”), all of which are managed by Graham Capital Management, L.P. (the “Advisor” or “Manager”). The Fund is the sole owner of GAI’s Core Macro Portfolio and GAI’s Core Macro Portfolio invests all of its assets into GAIT. The Manager is the director of GAI and the sole investment advisor of GAI, GAIT and the Fund. The Manager is registered as a Commodity Pool Operator and Commodity Trading Advisor with the CFTC and is a member of the National Futures Association. The Manager is also registered with the Securities and Exchange Commission as an investment adviser. The Fund’s Units are registered under Section 12 of the Securities Exchange Act of 1934.

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

At March 31, 2026 and December 31, 2025, the Fund owned 47.63% and 48.12%, respectively of GAIT.

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

The Fund’s investment in GAIT has been valued at net asset value using the practical expedient. Accordingly, under U.S. GAAP, this investment is excluded from categorization in the fair value hierarchy. There were no Level 3 assets or liabilities held at any point during the three months ended March 31, 2026 or the year ended December 31, 2025 by the Fund, GAI, GAIT, the Master Funds or Cash Assets.

Cash and Cash Equivalents

The Fund classifies all highly liquid investments with a maturity of three months or less at the time of purchase as cash equivalents on the statements of financial condition. Cash deposited with a bank is subject to credit risk. In the event of the bank’s insolvency, recovery of the Fund’s cash would be limited to account insurance or other protection afforded by such deposit, which could be substantially less than the amount deposited. At March 31, 2026 and December 31, 2025, the Fund held $0 and $25,000, respectively, in cash and held no cash equivalents.

Indemnifications

In the normal course of business, the Master Funds, GAIT, Cash Assets, GAI, and the Fund enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. The Fund’s maximum exposure under these arrangements is unknown; however, the Fund has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At March 31, 2026 and December 31, 2025, no accruals have been recorded by the Fund for indemnifications.

Segment Information

The Fund represents a single operating segment. An operating segment is defined in U.S. GAAP as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. The Investment Committee acts as the Fund’s CODM. The Fund represents a single operating segment, as the CODM monitors the operating results of the Fund as a whole and the Fund’s long-term strategic asset allocation is pre-determined in accordance with the terms of its LLC Agreement, based on a defined investment strategy which is executed by the Fund’s portfolio managers as a team. The financial information in the form of the Fund’s portfolio composition, total returns, expense ratios and changes in members’ capital (i.e., changes in members’ capital resulting from operations, subscriptions and redemptions), which are used by the CODM to assess the segment’s performance versus the Fund’s comparative benchmarks and to make resource allocation decisions for the Fund’s single segment, is consistent with that presented within the Fund’s financial statements. Segment assets are reflected on the accompanying statements of financial condition as “total assets” and significant segment expenses are listed on the accompanying statements of operations.

See attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund II LLC

Core Macro Portfolio

Notes to Unaudited Consolidated Financial Statements (continued)

3. Capital Accounts

The Fund offers members Class 0 and Class 2 Units, Class 3-A Units and Class 3-B Units. All Units are currently issued. The Fund may issue additional Classes in the future subject to different fees, expenses, or other terms, or invest in other investment programs or combinations of investment programs managed by the Manager.

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

Index
Graham Alternative Investment Fund II LLC

Core Macro Portfolio

Notes to Unaudited Consolidated Financial Statements (continued)

4. Fees and Related Party Transactions

Advisory Fees

Class 0 and Class 2 of GAIT paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate of 1.50% of the Members’ Capital of such Class. Class 3-A and Class 3-B have an advisory fee at an aggregate annual rate of 1.50% and 2.00% of the Members’ Capital of such Class, respectively. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is affected with respect to Units of such Class during the month. For the three months ended March 31, 2026 and 2025, the Advisory Fees allocated to the Fund by Class 0, Class 2, Class 3-A and Class 3-B of GAIT totaled $119,574 and $141,370, respectively.

Sponsor Fees

Class 0 and Class 2 of GAIT paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Members’ Capital specified in the table below. Class 3-A and Class 3-B of GAIT have no sponsor fee. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee. For the three months ended March 31, 2026 and 2025, the Sponsor Fees allocated to the Fund by Class 0 and Class 2 of GAIT totaled $50,476 and $56,233, respectively.

Class 0	Class 2
0.50%	1.25%

Incentive Allocation

At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class of GAIT, as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced, effective as of the date of any redemption of any Units of such class, by multiplying the loss carryforward by the ratio that the amount of Members’ Capital redeemed from such class bears to the Members’ Capital of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made to Graham Capital LLC. For the three months ended March 31, 2026 and 2025, an Incentive Allocation of $5,482 and $27,535, respectively, was allocated to the Fund by GAIT.

Any portion of any of the above fees, including the Incentive Allocation, may be paid by the Manager to third parties as compensation for selling activities in connection with the Fund.

Administrator’s Fees

For the three months ended March 31, 2026 and 2025, GAIT paid SEI monthly administrator’s fees based on GAIT’s Members’ Capital, calculated as of the last business day of each month. In addition, GAIT paid SEI for regulatory compliance services and reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, allocated to the Fund by GAIT for the three months ended March 31, 2026 and 2025 were $10,722 and $13,243, respectively.

See attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund II LLC

Core Macro Portfolio

Notes to Unaudited Consolidated Financial Statements (continued)

4. Fees and Related Party Transactions (continued)

Professional Fees

GAIT shall pay, or reimburse the Manager, for expenses arising in connection with the Fund’s audit, tax and legal fees (“professional fees”). The total professional fees allocated to the Fund by GAIT for the three months ended March 31, 2026 and 2025 were $67,181 and $76,499, respectively.

Operating Expenses

GAIT shall pay, or reimburse the Manager, for expenses arising in connection with the Fund’s investments, operations, and business (“operating expenses”). For the three months ended March 31, 2026 and 2025, GAIT reimbursed the Manager for operating expenses which were comprised of market data and technology costs associated with its assets allocated to the various Master Funds. The total operating expenses allocated to the Fund by GAIT for the three months ended March 31, 2026 and 2025 were $7,109 and $5,899, respectively.

5. Income Taxes

No provision for income taxes has been made in the accompanying consolidated financial statements, as members are individually responsible for reporting income or loss based upon their respective share of the Fund’s income and expenses for income tax purposes.

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a “more-likely-than-not” threshold would be recorded as a tax expense in the current year. The Fund identifies its major tax jurisdictions as the U.S. for Federal tax purposes, Connecticut for state tax purposes and various international jurisdictions. The Manager has evaluated the Fund’s tax positions for all open tax years under the respective statutes of limitations (generally three years in the U.S. but varying in non-U.S. jurisdictions) and has concluded that there are no significant tax positions requiring recognition, measurement, or disclosure in the consolidated financial statements. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years that are considered open by the relevant jurisdiction are subject to potential examination. Any assessment for interest or penalties on taxes related to uncertain tax positions, when present, would be included in interest and penalties on tax on the consolidated statements of operations. No such interest and/or penalties were assessed to the Fund for the three months ended March 31, 2026 and 2025.

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

See attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund II LLC

Core Macro Portfolio

Notes to Unaudited Consolidated Financial Statements (continued)

7. Financial Highlights

The following is the per Unit operating performance calculation for the three months ended March 31, 2026 and 2025:

	Class 0	Class 2	Class 3-A	Class 3-B
Per unit operating performance
Net asset value per Unit, December 31, 2024	$235.13	$164.69	$–	$95.51
Initial subscription, January 1, 2025	–	–	97.68	–
Net income:
Net investment income (loss)	0.61	0.12	(0.02)	(0.30)
Net gain on investments	6.17	4.32	2.56	2.50
Net income	6.78	4.44	2.54	2.20
Net asset value per Unit, March 31, 2025	$241.91	$169.13	$100.22	$97.71

Net asset value per Unit, December 31, 2025	$237.84	$165.34	$98.91	$96.07
Net income:
Net investment income (loss)	0.22	(0.16)	(0.05)	(0.04)
Net gain on investments	2.62	1.82	1.09	1.16
Net income	2.84	1.66	1.04	1.12
Net asset value per Unit, March 31, 2026	$240.68	$167.00	$99.95	$97.19

The following represents ratios to average Members’ Capital and total return for the three months ended March 31, 2026 and 2025:
	Class 0		Class 2		Class 3-A		Class 3-B
	2026	2025	2026	2025	2026	2025	2026	2025

Total return before Incentive Allocation	1.20%	2.88%	1.00%	2.69%	1.33%	3.01%	1.20%	2.88%
Incentive Allocation	0.00	0.00	0.00	0.00	(0.27)	(0.41)	(0.03)	(0.58)
Total return after Incentive Allocation	1.20%	2.88%	1.00%	2.69%	1.06%	2.60%	1.17%	2.30%

Net investment income (loss) before Incentive Allocation	0.09%	0.26%	(0.09)%	0.07%	0.22%	0.38%	0.09%	0.25%
Incentive Allocation	0.00	0.00	0.00	0.00	(0.27)	(0.40)	(0.14)	(0.56)
Net investment income (loss) after Incentive Allocation	0.09%	0.26%	(0.09)%	0.07%	(0.05)%	(0.02)%	(0.05)%	(0.31)%

Total expenses before Incentive Allocation	0.78%	0.77%	0.96%	0.95%	0.65%	0.64%	0.76%	0.78%
Incentive Allocation	0.00	0.00	0.00	0.00	0.27	0.40	0.14	0.56
Total expenses after Incentive Allocation	0.78%	0.77%	0.96%	0.95%	0.92%	1.04%	0.90%	1.34%

Total return is calculated for Class 0, Class 2, Class 3-A and Class 3-B Units taken as a whole. Total return is calculated as the change in total Members’ Capital adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment income (loss) and total expense ratios (including Incentive Allocation) are calculated for Class 0, Class 2, Class 3-A and Class 3-B Units taken as a whole and include net amounts allocated from GAIT. The computation of such ratios is based on the amount of net investment income (loss), expenses, and Incentive Allocation. Net investment income (loss) and total expense ratios are computed based upon the weighted average of Members’ Capital for Class 0, Class 2, Class 3-A and Class 3-B Units of the Fund for the three months ended March 31, 2026 and 2025 and are not annualized.

See attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Fund II LLC

Core Macro Portfolio

Notes to Unaudited Consolidated Financial Statements (continued)

8. Subsequent Events

The Fund had subscriptions of approximately $0.2 million and redemptions of $35,874 from April 1, 2026 through May 14, 2026, the date through which subsequent events were evaluated by management. These amounts have not been included in the consolidated financial statements.

See attached financial statements of Graham Alternative Investment Trading LLC.

Index
Graham Alternative Investment Trading LLC

Statements of Financial Condition

	March 31, 2026 (Unaudited)	December 31, 2025 (Audited)
Assets
Investment in Graham Cash Assets LLC, at fair value	$55,580,823	$55,799,712
Investments in Master Funds, at fair value	8,300,787	9,128,318
Prepaid expenses	13,511	27,021
Receivable from Master Funds	133	–
Total assets	$63,895,254	$64,955,051

Liabilities and members’ capital
Liabilities:
Redemptions payable	$181,352	$864,086
Accrued professional fees	179,194	217,101
Accrued advisory fees	80,430	82,176
Accrued sponsor fees	32,377	32,656
Accrued administrator’s fees	7,636	8,016
Accrued operating expenses	4,935	4,360
Payable to Master Funds	191	60
Total liabilities	486,115	1,208,455

Members’ capital:
Class 0 Units (152,074.777 and 153,888.906 units issued and outstanding at $240.68 and $237.84 per unit, respectively)	36,602,093	36,600,560
Class 2 Units (94,055.248 and 95,024.560 units issued and outstanding at $167.00 and $165.34 per unit, respectively)	15,707,035	15,711,375
Class 3-A Units (23,135.403 and 22,969.715 issued and outstanding at $99.95 and $98.91 per unit, respectively)	2,312,447	2,271,827
Class 3-B Units (63,487.002 and 68,584.242 units issued and outstanding at $97.19 and $96.07 per unit, respectively)	6,170,251	6,588,630
Class M Units (4,671.470 units issued and outstanding at $560.27 and $551.04 per unit, respectively)	2,617,313	2,574,204
Total members’ capital	63,409,139	63,746,596
Total liabilities and members’ capital	$63,895,254	$64,955,051

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Condensed Schedules of Investments

	March 31, 2026 (Unaudited)		December 31, 2025 (Audited)
Description	Fair Value	Percentage of Members’ Capital	Fair Value	Percentage of Members’ Capital

Investments in Master Funds, at fair value
Graham Commodity Strategies LLC	$3,290,776	5.19%	$3,163,276	4.96%
Graham Derivatives Strategies LLC	2,831,796	4.47%	2,593,855	4.07%
Graham K4D Trading Ltd.	2,178,215	3.43%	3,371,187	5.29%
Total investments in Master Funds	$8,300,787	13.09%	$9,128,318	14.32%

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Operations and Incentive Allocation

	Three Months Ended March 31,
	2026	2025
Net gain allocated from investments in Master Funds:
Net realized gain on investments	$2,420,764	$2,244,689
Net decrease in unrealized appreciation on investments	(1,615,757)	(434,622)
Brokerage commissions and fees	(72,550)	(56,029)
Net gain allocated from investments in Master Funds	732,457	1,754,038

Net investment income allocated from investments in Master Funds	36,913	47,879

Investment income:
Interest income	528,967	652,334
Total investment income	528,967	652,334

Expenses:
Advisory fees	240,716	255,978
Professional fees	139,922	144,368
Sponsor fees	96,517	102,828
Administrator’s fees	22,408	25,012
Operating expenses	14,856	11,144
Interest expense	3,787	3,759
Total expenses	518,206	543,089
Net investment income of the Fund	10,761	109,245

Net income	780,131	1,911,162

Incentive allocation	(12,618)	(48,127)

Net income available for pro-rata allocation to all members	$767,513	$1,863,035

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Changes in Members’ Capital

For the Three Months Ended March 31, 2026

	Class 0 Units		Class 2 Units		Class 3-A Units
	Units	Capital	Units	Capital	Units	Capital

Members’ capital, December 31, 2025	153,888.906	$36,600,560	95,024.560	$15,711,375	22,969.715	$2,271,827
Subscriptions	60.800	15,000	–	–	6,189.095	640,000
Redemptions	(2,307.976)	(566,001)	(346.385)	(58,934)	(6,023.407)	(615,691)
Transfers	433.047	102,995	(622.927)	(102,995)	–	–
Incentive allocation	–	(1,210)	–	(93)	–	(4,285)
Net income	–	450,749	–	157,682	–	20,596
Members’ capital, March 31, 2026	152,074.777	$36,602,093	94,055.248	$15,707,035	23,135.403	$2,312,447

	Class 3-B Units		Class M Units
	Units	Capital	Units	Capital	Total Members’ Capital

Members’ capital, December 31, 2025	68,584.242	$6,588,630	4,671.470	$2,574,204	$63,746,596
Subscriptions	5,866.100	575,000	–	–	1,230,000
Redemptions	(10,963.340)	(1,094,344)	–	(12,618)	(2,347,588)
Transfers	–	–	–	–	–
Incentive allocation	–	(7,030)	–	12,618	–
Net income	–	107,995	–	43,109	780,131
Members’ capital, March 31, 2026	63,487.002	$6,170,251	4,671.470	$2,617,313	$63,409,139

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

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Unaudited Statements of Cash Flows

	Three Months Ended March 31,
	2026	2025
Cash flows provided by operating activities
Net income	$780,131	$1,911,162
Adjustments to reconcile net income to net cash provided by operating activities:
Net (income) allocated from investments in Master Funds	(769,370)	(1,801,917)
Net (income) allocated from investment in Graham Cash Assets LLC	(528,967)	(652,334)
Proceeds from sale of investments in Master Funds	20,676,396	21,448,475
Proceeds from sale of investment in Graham Cash Assets LLC	14,454,453	16,497,270
Purchases of investments in Master Funds	(19,079,497)	(18,528,846)
Purchases of investment in Graham Cash Assets LLC	(13,706,597)	(17,465,865)
Changes in assets and liabilities:
Decrease in prepaid expenses	13,510	–
(Decrease) in accrued professional fees	(37,907)	(58,309)
(Decrease) increase in accrued advisory fees	(1,746)	1,134
(Decrease) in accrued sponsor fees	(279)	(2,282)
(Decrease) increase in accrued administrator’s fees	(380)	1,237
Increase in accrued operating expenses	575	58
Net cash provided by operating activities	1,800,322	1,349,783

Cash flows used in financing activities
Subscriptions	1,230,000	2,585,000
Redemptions (net of redemptions payable)	(3,030,322)	(3,934,783)
Net cash used in financing activities	(1,800,322)	(1,349,783)

Net change in cash and cash equivalents	–	–

Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

Supplemental cash flow information
Interest paid	$3,787	$3,759

See accompanying notes.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements

March 31, 2026

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

Other than with respect to the Class M shares of GAIT, Graham Alternative Investment Fund I LLC Core Macro Portfolio and Graham Alternative Investment Fund II LLC Core Macro Portfolio (through its investment in Graham Alternative Investment Ltd.) are the only investors of GAIT.

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

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated using the exchange rates at March 31, 2026 and December 31, 2025. Gains and losses resulting from foreign currency transactions are calculated using daily exchange rates prevailing on the transaction date. The Master Funds do not isolate the portion of results of operations from changes in foreign exchange rates on investments and cash from fluctuations arising from changes in market prices of investments held. The Master Funds’ currency translation gains and losses are included in the statements of operations and incentive allocation within net realized gain and net decrease in unrealized appreciation on investments.

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

GAIT’s investments in the Master Funds and Graham Cash Assets LLC (“Cash Assets”) have been valued at net asset value using the practical expedient. Accordingly, under U.S. GAAP, these investments are excluded from categorization in the fair value hierarchy. GAIT’s investments in the Master Funds and Cash Assets are discussed in Notes 3 and 4. There were no Level 3 assets or liabilities held at any point during the three months ended March 31, 2026 or the year ended December 31, 2025 by GAIT, the Master Funds, or Cash Assets.

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

Credit Risk Related Contingent Features

OTC derivative instruments are subject to ISDA Master Agreements which generally require among other things, that the Master Funds maintain a predetermined level of net assets or rate of return and provide limits with respect to any decline in value over 1-month, 3-month and 12-month periods. If the Master Funds were to violate such provisions, the counterparty to these instruments could demand liquidation of the outstanding positions. There were no events that occurred throughout the three months ended March 31, 2026 and the year ended December 31, 2025 which caused any counterparty to demand liquidation of any outstanding positions. Graham K4D Trading Ltd. had derivative instruments subject to credit risk related contingent features in a net liability position of $4,060,597 and $0 at March 31, 2026 and December 31, 2025, respectively. Graham Commodity Strategies LLC had no derivative instruments subject to credit risk related contingent features in a net liability position at March 31, 2026 and December 31, 2025, respectively. Graham Derivatives Strategies LLC had no derivative instruments subject to credit risk related contingent features in a net liability position at March 31, 2026 and December 31, 2025, respectively.

New York Mercantile Exchange Corporate Membership

Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is a member of the New York Mercantile Exchange (“NYMEX”). As a result of its membership, Graham Commodity Strategies LLC owns two NYMEX seats and 30,000 shares of the CME Group. Graham Commodity Strategy LLC’s policy is to value the NYMEX seats and the shares of the CME Group at fair value. As of March 31, 2026 and December 31, 2025, the two NYMEX seats were valued at $409,500 and $385,000, respectively, and the 30,000 shares of CME Group were valued at $8,860,500 and $8,192,400, respectively, all of which are included within Exchange memberships on Graham Commodity Strategies LLC’s statements of financial condition. The NYMEX seats and CME Group shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Chicago Mercantile Exchange Membership

Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is also a member of the Chicago Mercantile Exchange (“CME”). As a result of its membership, Graham Commodity Strategies LLC owns two CME seats and 2,232 shares of the CME Group. Graham Commodity Strategies LLC’s policy is to value the CME seats and the shares of the CME Group at fair value. As of March 31, 2026 and December 31, 2025, the two CME seats were valued at $528,000 and $506,000, respectively, and the 2,232 shares of CME Group were valued at $659,221 and $609,515, respectively, all of which are included within Exchange memberships on Graham Commodity Strategies LLC’s statement of financial condition. The CME seats and CME Group shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Graham K4D Trading Ltd., a Master Fund in which GAIT invests, is a member of the CME. As a result of its membership, Graham K4D Trading Ltd. owns one CME seat and 4,085 shares of the CME Group. Graham K4D Trading Ltd.’s policy is to value the CME seat and the shares of the CME Group at fair value. As of March 31, 2026 and December 31, 2025, the CME seat was valued at $170,000 and $169,750, respectively, and the 4,085 shares of the CME Group were valued at $1,206,505 and $1,115,531, respectively, all of which are included in Exchange memberships on Graham K4D Trading Ltd.’s statement of financial condition. The CME seat and CME Group shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Chicago Board of Trade Membership

As of March 31, 2026, Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is also a member of the Chicago Board of Trade (“CBOT”) under Rule 106.S and owns 3,265 shares of the CME Group as a result of its CBOT membership. Graham Commodity Strategies LLC’s policy is to value the CME shares at fair value. As of March 31, 2026 and December 31, 2025, the 3,265 shares of the CME Group were valued at $964,318 and $891,606, respectively, and are included in Exchange memberships on Graham Commodity Strategies LLC’s statement of financial condition. The CME shares are considered Level 1 assets as described in the Fair Value section of Note 2.

Graham Derivatives Strategies LLC, a Master Fund in which GAIT invests, is also a member of the CBOT under Rule 106.S and owns one B-1/Full seat (“CBOT membership”). Graham Derivatives Strategies LLC’s policy is to value the CBOT seat at fair value. As of March 31, 2026 and December 31, 2025, the CBOT seat was valued at $235,000 and $251,250, respectively, and is included in Exchange memberships on Graham Derivatives Strategies LLC’s statement of financial condition. The CBOT membership is considered a Level 1 asset as described in the Fair Value section of Note 2.

Graham K4D Trading Ltd., a Master Fund in which GAIT, is also a member of the CBOT under Rule 106.S and owns two B-1/Full seats and one B-2/Associate seat (collectively, “CBOT memberships”). Graham K4D Trading Ltd.’s policy is to value the CBOT memberships at fair value. As of March 31, 2026 and December 31, 2025, the two B-1/Full seats were valued at a total of $470,000 and $502,000, respectively, and the B-2/Associate seat was valued at $55,250 and $51,000, respectively, all of which are included in Exchange memberships on Graham K4D Trading Ltd.’s statements of financial condition. Additionally, Graham K4D Trading Ltd. owns 970 shares of the CME Group as a result of its CBOT membership. Graham K4D Trading Ltd.’s policy is to value the CME Group shares at fair value. As of March 31, 2026 and December 31, 2025, the 970 shares of the CME Group were valued at $286,489 and $264,888, respectively. The CBOT memberships and shares of the CME Group are considered Level 1 assets as described in the Fair Value section of Note 2.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Commodity Exchange Membership

As of March 31, 2026, Graham Commodity Strategies LLC, a Master Fund in which GAIT invests, is also a member of the Commodity Exchange (“COMEX”) and owns two COMEX seats. Graham Commodity Strategies LLC’s policy is to value the COMEX seats at fair value. As of March 31, 2026 and December 31, 2025, the two COMEX seats were valued at $155,000 and $172,000 in total and is included in Exchange memberships on Graham Commodity Strategies LLC’s statement of financial condition. The COMEX seats are considered Level 1 assets as described in the Fair Value section of Note 2.

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

Cash and Cash Equivalents

GAIT classifies all highly liquid investments with a maturity of three months or less at the time of purchase as cash equivalents. Cash deposited with a bank is subject to credit risk. In the event of the bank’s insolvency, recovery of GAIT’s cash would be limited to account insurance or other protection afforded by such deposit. At March 31, 2026 and December 31, 2025, GAIT did not have any cash or cash equivalents.

Indemnifications

In the normal course of business, the Master Funds, Cash Assets, and GAIT enter into contracts that contain a variety of indemnifications. Such contracts may include those by Cash Assets and the Master Funds with their brokers and trading counterparties. GAIT’s maximum exposure under these arrangements is unknown; however, GAIT has not had prior claims or losses with respect to such indemnifications and considers the risk of loss to be remote. At March 31, 2026 and December 31, 2025, no accruals have been recorded by GAIT for indemnifications.

Segment Information

GAIT represents a single operating segment. An operating segment is defined in U.S. GAAP as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. The Investment Committee acts as GAIT’s CODM. GAIT represents a single operating segment, as the CODM monitors the operating results of GAIT as a whole and GAIT’s long-term strategic asset allocation is pre-determined in accordance with the terms of its LLC Agreement, based on a defined investment strategy which is executed by GAIT’s portfolio managers as a team. The financial information in the form of GAIT’s portfolio composition, total returns, expense ratios and changes in members’ capital (i.e., changes in members’ capital resulting from operations, subscriptions and redemptions), which are used by the CODM to assess the segment’s performance versus GAIT’s comparative benchmarks and to make resource allocation decisions for GAIT’s single segment, is consistent with that presented within GAIT’s financial statements. Segment assets are reflected on the accompanying statements of financial condition as “total assets” and significant segment expenses are listed on the accompanying statements of operations.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds

As of March 31, 2026 and December 31, 2025, GAIT invested in various Master Funds, all of which were managed by the Manager. GAIT’s investments in these Master Funds, as well as the investment objectives of each Master Fund, are summarized below. All of the Master Funds and GAIT are related parties. The Master Funds do not charge management fees or incentive allocation, and all offer monthly subscriptions and redemptions.

March 31, 2026
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (Loss) (three months ended March 2026)

Global Macro Funds
Graham Commodity Strategies LLC	5.19%	$3,290,776	$(2,015,443)
Graham Derivatives Strategies LLC	4.47%	2,831,796	650,123

Systematic Macro Funds
Graham K4D Trading Ltd.	3.43%	2,178,215	2,134,690
	13.09%	$8,300,787	$769,370

December 31, 2025
Investment – Objective	Percent of Members’ Capital	Fair Value	Net Income (three months ended March 2025)

Global Macro Funds
Graham Commodity Strategies LLC	4.96%	$3,163,276	$1,276,569
Graham Derivatives Strategies LLC	4.07%	2,593,855	514,643

Systematic Macro Funds
Graham K4D Trading Ltd.	5.29%	3,371,187	10,705
	14.32%	$9,128,318	$1,801,917

The following table summarizes the financial position of each Master Fund as of March 31, 2026:

	Graham Commodity Strategies LLC (Delaware)	Graham Derivatives Strategies LLC (Delaware)	Graham K4D Trading Ltd. (BVI)
Assets:
Due from brokers	$196,632,543	$35,125,894	$56,611,875
Fixed income securities, at fair value (cost $ –, $49,197,186, and $39,467,297, respectively)	–	49,575,479	39,730,163
Derivative financial instruments, at fair value	1,169,044	21,550,812	–
Exchange memberships, at fair value	11,576,539	235,000	2,188,244
Interest receivable	362,628	56,839	138,481
Total assets	209,740,754	106,544,024	98,668,763

Liabilities:
Derivative financial instruments, at fair value	32,675,740	–	18,155,046
Interest payable	67,870	28,967	91,801
Total liabilities	32,743,610	28,967	18,246,847
Members’ Capital / Net Assets	$176,997,144	$106,515,057	$80,421,916

Percentage of Master Fund held by GAIT	1.86%	2.66%	2.71%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2026:

Description	Number of Contracts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC
Exchange memberships (cost $3,649,411)
United States (cost $3,649,411)
Financial services (cost $3,649,411)		$11,576,539	6.54%
Total exchange memberships		$11,576,539	6.54%

Derivative financial instruments
Long contracts
Futures
Commodity		$5,338,452	3.02%
Foreign bond		(3,606,258)	(2.04)%
Foreign index		(1,283,935)	(0.73)%
Interest rate
ICE 3 Month SONIA Futures June 2027	6,345	(17,557,442)	(9.92)%
ICE 3 Month SONIA Futures December 2026	1,176	(663,861)	(0.38)%
ICE 3 Month SONIA Futures March 2027 - December 2027	7,714	1,287,757	0.73%
Other interest rate		(4,128,353)	(2.33)%
U.S. bond
U.S. 2 yr Note (CBT) June 2026	14,806	(13,325,539)	(7.53)%
U.S. 10 yr Note (CBT) June 2026	357	(483,656)	(0.27)%
U.S. 5 yr - 10 yr Note (CBT) June 2026	418	97,109	0.05%
Other U.S. bond		(70,750)	(0.04)%
U.S. index
S&P E-Mini Com Ser June 2026	19	7,375	0.00%
S&P 500 E-Mini Futures June 2026	188	388,025	0.22%
Other U.S. index		3,587,640	2.04%
Total futures		(30,413,436)	(17.18)%

Forwards
Foreign currency		(8,311,434)	(4.70)%
Total forwards		(8,311,434)	(4.70)%

Options (cost $11,063,870)
Commodity futures		469,845	0.27%
Currency futures		1,892,892	1.07%
Interest rate futures		99,094	0.06%
U.S. bond futures		2,108,438	1.19%
U.S. index futures
S&P 500 E-Mini June 2026, $5,500.00 - $6,500.00 Put	4	9,167,800	5.18%
S&P E-Mini 2nd Week April 2026, $6,000.00 Put	2	35,880	0.02%
E-Mini SP Week April 2026, $6,400.00 Put	1	42,900	0.02%
Total options		13,816,849	7.81%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2026:

Description	Number of Contracts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Commodity Strategies LLC (continued)
Derivative financial instruments (continued)
Long contracts (continued)
Swaps
Equity swap		$76,138	0.04%
Total swaps		76,138	0.04%

Short contracts
Futures
Commodity		$(690,704)	(0.39)%
Foreign bond		(2,018,225)	(1.14)%
Foreign index		62,484	0.04%
U.S. bond
U.S. 2 yr Note (CBT) June 2026	(2,168)	(421,688)	(0.24)%
Other U.S. bond		(1,346,703)	(0.76)%
U.S. index		306,055	0.17%
Total futures		(4,108,781)	(2.32)%

Forwards
Foreign currency		10,393,958	5.87%
Total forwards		10,393,958	5.87%

Options (proceeds $10,417,843)
Commodity futures		(336,810)	(0.19)%
Currency futures		(1,110,705)	(0.63)%
Interest rate futures		(93,206)	(0.05)%
U.S. bond futures
U.S. 5 yr Note Friday Week 1 April 2026, $109.00 Call	(1)	(12,258)	(0.01)%
U.S. 5 yr Future June 2026, $109.50 - $110.50 Call	(2)	(224,625)	(0.13)%
U.S. 5 yr Future May 2026, $106.00 - $108.50 Put	(6)	(1,759,703)	(0.99)%
U.S. index futures
S&P 500 E-Mini June 2026, $6,200.00 Put	(1)	(9,146,550)	(5.16)%
E-Mini SP Week April 2026, $6,300.00 Put	(1)	(47,580)	(0.03)%
S&P E-Mini 2nd Week April 2026 $6,100.00 Put	(1)	(39,390)	(0.02)%
S&P500 E-Mini June 2026 $6,000.00 Put	(1)	(189,163)	(0.11)%
Total options		(12,959,990)	(7.32)%
Total derivative financial instruments		$(31,506,696)	(17.80)%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2026:

Description	Principal Amount / Number of Contracts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Derivatives Strategies LLC
Fixed income securities (cost $49,197,186)
Government Bonds (cost $49,197,186)
United States (cost $49,197,186)
U.S. Treasury Bills 0.00% due 06/11/2026	$25,000,000	$24,822,793	23.30%
U.S. Treasury Bills 0.00% due 07/09/2026	25,000,000	24,752,686	23.24%
Total Government Bonds		49,575,479	46.54%
Total fixed income securities		$49,575,479	46.54%

Exchange memberships (cost $305,000)
United States (cost $305,000)
Financial services (cost $305,000)		$235,000	0.22%
Total exchange memberships		$235,000	0.22%

Derivative financial instruments
Long contracts
Futures
Commodity		$1,582,570	1.49%
Foreign index		1,331,995	1.25%
Interest rate
ICE 3 Month SONIA, December 2026	593	(5,903,766)	(5.55)%
Total futures		(2,989,201)	(2.81)%

Forwards
Foreign currency		315,583	0.30%
Total forwards		315,583	0.30%

Options (cost $71,783,348)
Commodity futures		8,498,986	7.98%
Currency futures		19,070,218	17.89%
Foreign bond futures		(1,986,362)	(1.86)%
Interest rate futures
ICE 3 Month SONIA 1 yr Mid-Curve, December 2026, $96.60 Call	1	3,603,922	3.38%
ICE 3 Month SONIA, September 2026, $96.00 - $96.75 Call	3	(1,831,584)	(1.72)%
ICE 3 Month SONIA, December 2026, $96.00 Put	1	8,164,655	7.67%
U.S. bond futures
U.S. 10 yr, May 2026, $109.50 Put	1	3,813,000	3.58%
U.S. index futures
S&P 500 E-Mini, April 2026, $6,800.00 Call	1	5,652,488	5.31%
S&P 500 E-Mini, April 2026, $7,000.00 Call	2	890,340	0.84%
S&P 500 E-Mini, June 2026, $6,250.00 Put	1	7,760,400	7.29%
Total options		53,636,063	50.36%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2026:

Description	Number of Contracts	Fair Value	Percentage of Members’ Capital of Master Fund
Graham Derivatives Strategies LLC (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity		$(383,363)	(0.37)%
Foreign index		252,515	0.24%
U.S. index
S&P 500 E-Mini, June 2026	(64)	(34,275)	(0.03)%
Total futures		(165,123)	(0.16)%

Forwards
Foreign currency		(296,069)	(0.28)%
Total forwards		(296,069)	(0.28)%

Options (proceeds $42,537,510)
Commodity futures		(3,580,582)	(3.36)%
Currency		(4,401,485)	(4.13)%
Foreign bond		1,660,104	1.56%
Interest rate futures
ICE 3 Month SONIA, September 2026, $96.25 - $96.90 Call	(2)	1,716,384	1.61%
ICE 3 Month SONIA 1 yr Mid-Curve, December 2026, $96.90 Call	(1)	(2,079,186)	(1.95)%
ICE 3 Month SONIA, December 2026, $96.25 Put	(1)	(9,932,057)	(9.33)%
U.S. bond futures		(2,090,719)	(1.96)%
U.S. index futures
S&P 500 E-Mini, April 2026, $6,900.00 Call	(1)	(4,920,300)	(4.62)%
S&P 500 E-Mini, June 2026, $6,000.00 Put	(2)	(5,322,600)	(5.00)%
Total options		(28,950,441)	(27.18)%
Total derivative financial instruments		$21,550,812	20.23%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2026:

Description	Principal Amount / Number of Contracts / Notional Amount	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd.
Fixed income securities (cost $39,467,297)
Government Bonds (cost $39,467,297)
United States (cost $39,467,297)
U.S. Treasury bond 0.00% due 04/23/2026	$20,000,000	$19,955,677	24.81%
U.S. Treasury bond 0.00% due 07/23/2026	20,000,000	19,774,486	24.59%
Total Government Bonds		39,730,163	49.40%
Total fixed income securities		$39,730,163	49.40%

Exchange memberships (cost $1,924,208)
United States (cost $1,924,208)
Financial services (cost $1,924,208)		$2,188,244	2.72%
Total exchange memberships		$2,188,244	2.72%

Derivative financial instruments
Long contracts
Futures
Commodity		$3,056,249	3.80%
Currency		(49,289)	(0.06)%
Foreign bond		(2,978,221)	(3.70)%
Foreign index		(5,466,857)	(6.81)%
U.S. bond
U.S. 5 yr -10 yr Note (CBT) June 2026	2,380	(5,419,164)	(6.74)%
U.S. Long Bond (CBT) June 2026	723	(2,086,289)	(2.59)%
U.S. index		(2,688,798)	(3.34)%
Total futures		(15,632,369)	(19.44)%

Forwards
Foreign currency
Australian dollar / U.S. dollar 06/17/2026	AUD 168,003,000	(4,455,177)	(5.54)%
Other foreign currency		(4,160,502)	(5.17)%
Total forwards		(8,615,679)	(10.71)%

Swaps (proceeds $4,378,482)
Interest rate		(5,021,139)	(6.24)%
Total swaps		(5,021,139)	(6.24)%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following schedules display the condensed schedules of investments for the Master Funds as of March 31, 2026:

Description	Number of Contracts / Notional Amount	Fair Value	Percentage of Net Assets of Master Fund
Graham K4D Trading Ltd. (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity		$(3,846,178)	(4.78)%
Currency		32,343	0.04%
Foreign bond		1,474,426	1.83%
Foreign index		1,791,965	2.23%
Interest rate		1,288,251	1.60%
U.S. bond
U.S. 2 yr Note (CBT) June 2026	(632)	936,241	1.16%
U.S. index		(139,128)	(0.17)%
Total futures		1,537,920	1.91%

Forwards
Foreign currency
Australian dollar / U.S. dollar 06/17/2026	AUD (92,802,000)	1,059,589	1.32%
Other foreign currency		4,303,601	5.35%
Total forwards		5,363,190	6.67%

Swaps (cost $3,008,059)
Interest rate		4,213,031	5.24%
Total swaps		4,213,031	5.24%
Total derivative financial instruments		$(18,155,046)	(22.57)%

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table shows the fair value classification of each investment type by Master Fund as of March 31, 2026:
	Graham Commodity Strategies LLC	Graham Derivatives Strategies LLC	Graham K4D Trading Ltd.
Assets
Level 1:
Commodity futures	$9,254,151	$2,079,007	$9,010,248
Commodity futures options	469,845	8,498,986	–
Currency futures	–	–	37,031
Exchange memberships*	11,576,539	235,000	2,188,244
Foreign bond futures	1,117,820	–	1,498,064
Foreign bond futures options	–	2,415,731	–
Foreign index futures	791,264	1,584,510	1,803,506
Interest rate futures	2,830,031	–	1,319,238
Interest rate futures options	99,094	13,484,960	–
U.S. bond futures	97,109	–	936,241
U.S. bond futures options	2,108,438	3,813,000	–
U.S. index futures	4,366,810	–	–
U.S. index futures options	9,246,580	14,303,228	–
Total Level 1	41,957,681	46,414,422	16,792,572

Level 2:
Currency futures options	1,892,892	19,070,218	–
Equity swap	76,138	–	–
Foreign currency forwards	15,424,388	1,280,075	6,281,734
Government bonds*	–	49,575,479	39,730,163
Interest rate swaps	–	–	4,593,909
Total Level 2	17,393,418	69,925,772	50,605,806
Total investment related assets	$59,351,099	$116,340,194	$67,398,378

Liabilities
Level 1:
Commodity futures	$(4,606,403)	$(879,800)	$(9,800,177)
Commodity futures options	(336,810)	(3,580,582)	–
Currency futures	–	–	(53,977)
Foreign bond futures	(6,742,303)	–	(3,001,859)
Foreign bond futures options	–	(2,741,989)	–
Foreign index futures	(2,012,715)	–	(5,478,398)
Interest rate futures	(23,891,930)	(5,903,766)	(30,987)
Interest rate futures options	(93,206)	(13,842,826)	–
U.S. bond futures	(15,648,336)	–	(7,505,453)
U.S. bond futures options	(1,996,586)	(2,090,719)	–
U.S. index futures	(77,715)	(34,275)	(2,827,926)
U.S. index futures options	(9,422,683)	(10,242,900)	–
Total Level 1	(64,828,687)	(39,316,857)	(28,698,777)

Level 2:
Currency futures options	(1,110,705)	(4,401,485)	–
Foreign currency forwards	(13,341,864)	(1,260,561)	(9,534,223)
Interest rate swaps	–	–	(5,402,017)
Total Level 2	(14,452,569)	(5,662,046)	(14,936,240)
Total investment related liabilities	$(79,281,256)	$(44,978,903)	$(43,635,017)

*	See each Master Fund’s condensed schedule of investments for breakout of industry and geographic region.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham Commodity Strategies LLC based on its quarterly notional amounts and number of contracts for the three months ended March 31, 2026. The table also displays the fair value of derivative contracts held by Graham Commodity Strategies LLC at March 31, 2026 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and derivative liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$263,023,630	2,171	$(113,824,648)	(1,347)	$9,254,151	$(4,606,403)
Options (a)	2,918,476	99	(2,879,816)	(539)	469,845	(336,810)
	265,942,106	2,270	(116,704,464)	(1,886)	9,723,996	(4,943,213)

Equity price
Futures	314,253,600	1,069	(175,138,445)	(2,237)	5,158,074	(2,090,430)
Options (a)	127,852,405	1,363	(124,673,411)	(1,469)	9,246,580	(9,422,683)
Swap	8,448,904	1,434	–	–	76,138	–
	450,554,909	3,866	(299,811,856)	(3,706)	14,480,792	(11,513,113)
Foreign currency exchange rate
Forwards	1,112,327,432	N/A	(1,051,153,794)	N/A	15,424,388	(13,341,864)
Options (a)	92,690,304	11	(113,120,087)	(25)	1,892,892	(1,110,705)
	1,205,017,736	11	(1,164,273,881)	(25)	17,317,280	(14,452,569)

Interest rate
Futures	12,314,637,886	52,047	(2,234,787,687)	(14,782)	4,044,960	(46,282,569)
Options (a)	265,626,140	4,975	(263,362,282)	(8,666)	2,207,532	(2,089,792)
	12,580,264,026	57,022	(2,498,149,969)	(23,448)	6,252,492	(48,372,361)
Total	$14,501,778,777	63,169	$(4,078,940,170)	(29,065)	$47,774,560	$(79,281,256)

(a)	Notional amounts for options are based on the delta-adjusted positions.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham Derivatives Strategies LLC based on its quarterly notional amounts and number of contracts for the three months ended March 31, 2026. The table also displays the fair value of derivative contracts held by Graham Derivatives Strategies LLC at March 31, 2026 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and derivative liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$132,833,288	1,734	$(68,247,563)	(610)	$2,079,007	$(879,800)
Options (a)	113,715,527	6,446	(65,114,719)	(6,240)	8,498,986	(3,580,582)
	246,548,815	8,180	(133,362,282)	(6,850)	10,577,993	(4,460,382)

Equity price
Futures	80,002,734	593	(120,491,782)	(1,632)	1,584,510	(34,275)
Options (a)	312,954,246	5,682	(316,439,780)	(5,682)	14,303,228	(10,242,900)
	392,956,980	6,275	(436,931,562)	(7,314)	15,887,738	(10,277,175)
Foreign currency exchange rate
Forwards	133,585,586	N/A	(74,428,178)	N/A	1,280,075	(1,260,561)
Options (a)	728,653,927	40	(1,006,256,070)	(48)	19,070,218	(4,401,485)
	862,239,513	40	(1,080,684,248)	(48)	20,350,293	(5,662,046)

Interest rate
Futures	187,554,209	593	–	–	–	(5,903,766)
Options (a)	4,344,742,858	77,783	(3,921,627,717)	(86,103)	19,713,691	(18,675,534)
	4,532,297,067	78,376	(3,921,627,717)	(86,103)	19,713,691	(24,579,300)
Total	$6,034,042,375	92,871	$(5,572,605,809)	(100,315)	$66,529,715	$(44,978,903)

(a)	Notional amounts for options are based on the delta-adjusted positions.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table displays the gross volume of derivative activities categorized by primary underlying risk of Graham K4D Trading Ltd. based on its quarterly notional amounts and number of contracts for the three months ended March 31, 2026. The table also displays the fair value of derivative contracts held by Graham K4D Trading Ltd. at March 31, 2026 categorized by primary underlying risk. The fair value of derivative contracts is included in derivative financial instruments on the statements of financial condition. Derivatives denominated in foreign currencies have been converted to U.S. dollars. Derivative asset and derivative liability balances are presented on a gross basis, prior to the application of counterparty netting. The Master Funds trade derivative instruments on a leveraged basis. Due to the low margin deposits normally required for trading these derivative financial instruments, the gross notional exposure as displayed in the tables below may exceed the net asset value of the Master Funds by a significant amount. As a result, a relatively small price movement in an underlying derivative financial instrument may result in immediate and substantial effect on the net income and net asset value of the Master Funds and GAIT.

	Long exposure		Short exposure
	Notional amounts	Number of contracts	Notional amounts	Number of contracts	Derivative Assets	Derivative Liabilities
Commodity price
Futures	$229,514,606	2,142	$(99,508,639)	(1,895)	$9,010,248	$(9,800,177)
	229,514,606	2,142	(99,508,639)	(1,895)	9,010,248	(9,800,177)

Equity price
Futures	250,546,841	1,165	(84,895,202)	(603)	1,803,506	(8,306,324)
	250,546,841	1,165	(84,895,202)	(603)	1,803,506	(8,306,324)
Foreign currency exchange rate
Forwards	450,170,203	N/A	(738,784,800)	N/A	6,281,734	(9,534,223)
Futures	9,550,391	104	(11,991,800)	(153)	37,031	(53,977)
	459,720,594	104	(750,776,600)	(153)	6,318,765	(9,588,200)

Interest rate
Futures	444,570,954	4,096	(2,308,472,088)	(10,268)	3,753,543	(10,538,299)
Swaps	334,135,748	11	(432,249,045)	(18)	4,593,909	(5,402,017)
	778,706,702	4,107	(2,740,721,133)	(10,286)	8,347,452	(15,940,316)
Total	$1,718,488,743	7,518	$(3,675,901,574)	(12,937)	$25,479,971	$(43,635,017)

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

When multiple derivative contracts are held with the same counterparty, the Master Funds will net the contracts in an asset position with the contracts in a liability position when covered by a master netting agreement or similar arrangements, for presentation in the statements of financial condition. The table below displays the amounts at March 31, 2026 by which the fair values of both derivative assets and derivative liabilities were reduced within the Master Funds’ statements of financial condition as a result of this netting. Gross amounts below correspond to the total derivative asset and derivative liability balances categorized by primary underlying risk and product type in the preceding tables. Collateral pledged (received) for derivative assets and derivative liabilities represent the cash amounts which are included in due from brokers on the statements of financial condition. Actual collateral pledged or received by the Master Funds may exceed these amounts.

Description	Gross Amount	Gross Amount Offset in the Statements of Financial Condition	Net Amount Presented in the Statements of Financial Condition	Collateral (Received) / Pledged	Net Amount

Graham Commodity Strategies LLC[1]
Derivative assets	$47,774,560	$(46,605,516)	$1,169,044	$–	$1,169,044
Derivative liabilities	$(79,281,256)	$46,605,516	$(32,675,740)	$32,675,740	$–

Graham Derivatives Strategies LLC[2]
Derivative assets	$66,529,715	$(44,978,903)	$21,550,812	$–	$21,550,812
Derivative liabilities	$(44,978,903)	$44,978,903	$–	$–	$–

Graham K4D Trading Ltd.[3]
Derivative assets	$25,479,971	$(25,479,971)	$–	$–	$–
Derivative liabilities	$(43,635,017)	$25,479,971	$(18,155,046)	$10,086,177	$(8,068,869)

1 Net derivative asset and liability amounts presented in the statements of financial condition are held with two counterparties. At March 31, 2026, additional collateral pledged in the amount of $163,956,619 was posted in support of derivative positions and is included in due from brokers on the statements of financial condition.

2 Net derivative asset amounts presented in the statements of financial condition are held with three counterparties. At March 31, 2026, additional collateral pledged in the amount of $34,024,828 was posted in support of derivative positions and is included in due from brokers on the statements of financial condition.

3 Net derivative liability amounts presented in the statements of financial condition are held with two counterparties. At March 31, 2026, additional collateral pledged in the amount of $36,783,834 was posted in support of derivative positions and is included in due from brokers on the statements of financial condition.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

3. Investments in Master Funds (continued)

The following table summarizes the results of operations of each Master Fund for the three months ended March 31, 2026:

	Graham Commodity Strategies LLC	Graham Derivatives Strategies LLC	Graham K4D Trading Ltd.

Net investment income	$1,305,203	$191,705	$231,860

Net realized (loss) gain on investments	(79,992,946)	31,073,757	110,998,074
Net decrease in unrealized appreciation on investments	(29,984,166)	(6,497,744)	(33,454,919)
Brokerage commissions and fees	(1,296,046)	(1,534,649)	(192,731)
Net (loss) gain on investments	(111,273,158)	23,041,364	77,350,424
Net (loss) income	$(109,967,955)	$23,233,069	$77,582,284

The following table shows the gains and losses on all derivative instruments held by the Master Funds reported in net realized (loss) gain and net decrease in unrealized appreciation on investments in their statements of operations segregated by primary underlying risk and contract type for the three months ended March 31, 2026:

	Graham Commodity Strategies LLC		Graham Derivatives Strategies LLC		Graham K4D Trading Ltd.
	Net realized loss	Net decrease in unrealized appreciation on investments	Net realized gain	Net decrease in unrealized appreciation on investments	Net realized gain	Net decrease in unrealized appreciation on investments
Commodity price
Futures	$(6,512,267)	$4,620,141	$2,919,016	$825,398	$132,945,504	$(20,810,978)
Options	(496,630)	8,930	15,026,415	(3,901,731)	–	–
	(7,008,897)	4,629,071	17,945,431	(3,076,333)	132,945,504	(20,810,978)
Equity price
Futures	2,279,133	1,736,185	4,263,615	372,740	1,576,678	(4,839,126)
Options	918,638	(419,595)	1,854,868	(56,580)	–	–
Swaps	(608,926)	76,138	–	–	–	–
	2,588,845	1,392,728	6,118,483	316,160	1,576,678	(4,839,126)
Foreign currency exchange rate
Forwards	(2,250,427)	3,187,732	1,014,372	456,449	3,614,010	(7,417,105)
Futures	–	–	–	–	314,788	(44,474)
Options	(61,388)	179,956	(12,110,757)	(2,372,286)	–	–
	(2,311,815)	3,367,688	(11,096,385)	(1,915,837)	3,928,798	(7,461,579)
Interest rate
Futures	(75,050,043)	(45,431,642)	(969,188)	(6,746,953)	(26,738,997)	1,221,050
Options	(1,509,777)	(412,923)	(949,882)	2,899,489	–	–
Swaps	–	–	–	–	(372,803)	(921,597)
	(76,559,820)	(45,844,565)	(1,919,070)	(3,847,464)	(27,111,800)	299,453
Total	$(83,291,687)	$(36,455,078)	$11,048,459	$(8,523,474)	$111,339,180	$(32,812,230)

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
Graham K4D Trading Ltd.
Fixed income securities (cost $37,211,880)
Government Bonds (cost $37,211,880)
United States (cost $37,211,880)
U.S. Treasury Bills 0.00% due 01/22/2026	$38,000,000	$37,925,003	32.03%
Total Government Bonds		$37,925,003	32.03%
Total fixed income securities		$37,925,003	32.03%

Exchange memberships (cost $1,924,208)
United States (cost $1,924,208)
Financial services (cost $1,924,208)		$2,103,669	1.78%
Total exchange memberships		$2,103,669	1.78%

Derivative financial instruments
Long contracts
Futures
Commodity
LME Copper March 2026	259	$9,506,863	8.03%
Other commodity		7,338,112	6.20%
Currency		(4,248)	0.00%
Foreign bond		(3,886,909)	(3.28)%
Foreign index		853,419	0.72%
Interest rate		121,326	0.10%
U.S. bond
U.S. 5yr Note (CBT) March 2026	2,639	44,031	0.04%
U.S. 10yr Note (CBT) March 2026	3,312	(1,986,375)	(1.68)%
U.S Long Bond (CBT) March 2026	1,748	(2,380,984)	(2.01)%
U.S. index		(2,517,111)	(2.13)%
Total futures		7,088,124	5.99%

Swaps (cost $1,690,990)
Interest rate		(1,076,011)	(0.91)%
Total swaps		(1,076,011)	(0.91)%

Forwards
Foreign currency		4,587,596	3.87%
Total forwards		4,587,596	3.87%

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
Graham K4D Trading Ltd. (continued)
Derivative financial instruments (continued)
Short contracts
Futures
Commodity
LME Copper March 2026	(67)	$(683,303)	(0.58)%
Other commodity		3,859,376	3.26%
Currency		31,773	0.03%
Foreign bond		1,617	0.00%
Interest rate		(4,938)	0.00%
U.S. bond
U.S. 2yr Note (CBT) March 2026	(506)	86,430	0.07%
Total futures		3,290,955	2.78%

Swaps (proceeds $8,192,400)
Interest rate
JPY OIS Pay 0.75% – 2.00%, 03/18/2026 – 03/18/2046	¥(37,238,000,000)	6,053,780	5.11%
Other interest rate		3,007,553	2.54%
Total swaps		9,061,333	7.65%

Forwards
Foreign currency		(422,980)	(0.36)%
Total forwards		(422,980)	(0.36)%
Total derivative financial instruments		$22,529,017	19.02%

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

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC

GAIT invests a portion of its excess liquidity in Cash Assets, an entity for which the Manager is also the sole investment advisor. Cash Assets commenced operations on June 22, 2005 and was formed as a Delaware Limited Liability Company for the purpose of consolidating investment activity of multiple funds managed by the Manager. Its objective is to preserve capital while enhancing return on cash balances and providing daily liquidity. Cash Assets maintains cash and cash equivalents on deposit with major U.S. institutions, which may exceed federally insured limits. It also invests in debt obligations guaranteed by the U.S. Federal government, which generally range in maturity from one day to thirty months. Cash Assets currently intends to hold all fixed income securities until maturity and values them at amortized cost which approximates fair value.  If Cash Assets were forced to sell some of its securities in the open market before they mature to meet unanticipated redemption requests (whether from GAIT or other entities affiliated with the manager), the market value of the securities at such time may be below their amortized cost, causing a loss for GAIT’s investors. GAIT’s investment in Cash Assets is valued in the accompanying statements of financial condition at fair value in accordance with U.S. GAAP based upon GAIT’s proportionate share of Cash Assets’ reported net asset value. GAIT’s investment in Cash Assets at March 31, 2026 and December 31, 2025 is $55,580,823 and $55,799,712, respectively, which represents a percentage of GAIT’s Members’ Capital of 87.65% and 87.53%, respectively.

GAIT records its proportionate share of Cash Assets’ investment income and expenses on a monthly basis. For the three months ended March 31, 2026 and 2025, the total amount recognized by GAIT with respect to its investment in Cash Assets was $528,967 and $652,334, respectively. These amounts are included in interest income in the statements of operations and incentive allocation. At March 31, 2026 and December 31, 2025, GAIT owned approximately 0.59% and 0.60%, respectively, of Cash Assets. The following table summarizes the financial position of Cash Assets as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Assets:
Cash and cash equivalents	$680,451,603	$694,004,724
Investments in fixed income securities (amortized cost $8,776,179,071 and $8,546,444,259 respectively)	8,776,179,071	8,546,444,259
Interest receivable	22,831,025	17,395,517
Total assets	9,479,461,699	9,257,844,500

Liabilities:
Due to broker	139	139
Total liabilities	139	139
Members’ capital	$9,479,461,560	$9,257,844,361

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

4. Graham Cash Assets LLC (continued)

The following table summarizes the results of operations of Cash Assets for the three months ended March 31, 2026 and 2025:
	2026	2025
Investment income
Interest income	$89,467,173	$79,372,865
Total investment income	89,467,173	79,372,865

Expenses:
Bank fee expense	109,803	155,990
Total expenses	109,803	155,990
Net investment income	89,357,370	79,216,875
Net income	$89,357,370	$79,216,875

The following represents the condensed schedule of investments of Cash Assets as of March 31, 2026:

Description	Principal Amounts	Fair Value	Percentage of Members’ Capital
Investments in Fixed Income Securities (amortized cost $8,776,179,071)
United States
Government Bonds (amortized cost $5,700,883,567)
U.S. Treasury bond 0.75% due 04/30/2026	$500,000,000	$498,549,922	5.26%
U.S. Treasury bond 0.88% due 09/30/2026	500,000,000	491,718,459	5.19%
U.S. Treasury bond 1.63% due 05/15/2026	500,000,000	498,476,385	5.26%
U.S. Treasury bond 3.75% due 04/15/2026	500,000,000	499,827,212	5.27%
U.S. Treasury bond 0.38% – 2.75% due 05/31/2026 - 09/30/2027	3,800,000,000	3,712,311,589	39.16%
Total Government Bonds		5,700,883,567	60.14%

Treasury Bills (amortized cost $3,075,295,504)
U.S. Treasury bills 0.00% due 04/02/2026 – 10/01/2026	3,100,000,000	3,075,295,504	32.44%
Total Treasury Bills		3,075,295,504	32.44%
Total United States		8,776,179,071	92.58%
Total Investments in Fixed Income Securities		$8,776,179,071	92.58%

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

Cash Assets reports the fair value of its investment related assets and liabilities in accordance with the hierarchy established under U.S. GAAP. The following table shows the fair value classification of each investment type held by Cash Assets as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Assets
Level 2:
Fixed income securities
Government bonds	$5,700,883,567	$6,261,117,506
Treasury bills	3,075,295,504	2,285,326,753
Total fixed income securities	8,776,179,071	8,546,444,259
Total Level 2	8,776,179,071	8,546,444,259
Total assets	$8,776,179,071	$8,546,444,259

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

5. Capital Accounts

GAIT offers members Class 0, Class 2 Units, Class 3-A Units and Class 3-B Units (collectively the “Units”). All classes are currently issued. GAIT may issue additional classes in the future subject to different fees, expenses or other terms, or invest in other investment programs or combinations of investment programs managed by the Manager. GAIT also has Management Units (“Class M units”) which are solely for the investment of the Manager.

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

6. Fees and Related Party Transactions

Advisory Fees

Class 0 and Class 2 of GAIT paid the Manager an advisory fee (the “Advisory Fee”) at an aggregate annual rate of 1.50% of the Members’ Capital of such Class. Class 3-A and Class 3-B have an advisory fee at an aggregate annual rate of 1.50% and 2.00% of the Members’ Capital of such Class, respectively. The Advisory Fee is payable monthly in arrears calculated as of the last business day of each month and any other date the Manager may permit, in its sole and absolute discretion, as of which any subscription or redemption is affected with respect to Units of such Class during the month. Class M has no advisory fee. The Advisory Fees paid to the Manager for the three months ended March 31, 2026 and 2025 were $240,716 and $255,978, respectively.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

6. Fees and Related Party Transactions (continued)

Sponsor Fees

Class 0 and Class 2 of GAIT paid the Manager a sponsor fee (the “Sponsor Fee”) at an annual rate of the Members’ Capital specified in the table below. Class 3-A, Class 3-B and Class M of GAIT have no sponsor fee. The Sponsor Fee is payable monthly in arrears calculated as of the last business day of each month in the same manner as the Advisory Fee. The Sponsor Fees paid to the Manager by Class 0 and Class 2 for the three months ended March 31, 2026 and 2025 were $96,517 and $102,828, respectively.

Class 0	Class 2
0.50%	1.25%

Incentive Allocation

At the end of each calendar quarter, Graham Capital LLC, an affiliate of the Manager, will receive a special allocation of net profits (the “Incentive Allocation”) in an amount equal to 20% of the New High Net Trading Profits of each Class as defined in the LLC Agreement. The Incentive Allocation is also accrued and allocable on the date of redemption with respect to any Units that are redeemed prior to the end of a calendar quarter. Additionally, any loss carryforward attributable to any class of GAIT shall be proportionately reduced effective as of the date of any redemption of any Units of such class by multiplying the loss carryforward by the ratio that the amount of assets redeemed from such class bears to the net assets of such class immediately prior to such redemption. The loss carryforward of a class must be recouped before any subsequent Incentive Allocation can be made. The Incentive Allocation for the three months ended March 31, 2026 and 2025 was $12,618 and $48,127, respectively.

Any portion of any of the above fees, including the Incentive Allocation, may be paid by the Manager to third parties as compensation for selling activities in connection with GAIT.

Administrator’s Fees

For the three months ended March 31, 2026 and 2025, GAIT paid SEI monthly administrator’s fees based on GAIT’s Members’ Capital, calculated as of the last business day of each month. In addition, GAIT paid SEI for regulatory compliance services and reimbursed SEI for reasonable out-of-pocket expenses incurred on behalf of GAIT. The total administrator’s fees, including out-of-pocket expenses, incurred by GAIT were $22,408 and $25,012, respectively.

Professional Fees

GAIT shall pay, or reimburse the Manager, for expenses arising in connection with GAIT’s audit, tax and legal fees (“professional fees”). The total professional fees incurred by GAIT for the three months ended March 31, 2026 and 2025 were $139,922 and $144,368, respectively.

Operating Expenses

GAIT shall pay, or reimburse the Manager, for expenses arising in connection with the GAIT’s investments, operations, and business (“operating expenses”).  For the three months ended March 31, 2026 and 2025, GAIT reimbursed the Manager for operating expenses which were comprised of market data and technology costs associated with its assets allocated to the various Master Funds. The total operating expenses incurred by GAIT for the three months ended March 31, 2026 and 2025 were $14,856 and $11,144, respectively.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

7. Income Taxes

No provision for income taxes has been made in the accompanying financial statements, as members are individually responsible for reporting income or loss based upon their respective share of GAIT’s income and expenses for income tax purposes.

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing GAIT’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a “more-likely-than-not” threshold would be recorded as a tax expense in the current year. GAIT identifies its major tax jurisdictions as the U.S. for Federal tax purposes, Connecticut for state tax purposes and various international jurisdictions. The Manager has evaluated GAIT’s tax positions for all open tax years under the respective statutes of limitations (generally three years in the U.S. but varying in non-U.S. jurisdictions) and has concluded that there are no significant tax positions requiring recognition, measurement, or disclosure in the financial statements. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years that are considered open by the relevant jurisdiction are subject to potential examination. Any assessment for interest or penalties on taxes related to uncertain tax positions, when present, would be included in interest and penalties on tax on the statements of operations and incentive allocation. No such interest and/or penalties were assessed to GAIT for the three months ended March 31, 2026 and 2025.

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

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

9. Financial Highlights

The following is the per Unit operating performance calculation for the three months ended March 31, 2026 and 2025:

	Class 0	Class 2	Class 3-A	Class 3-B
Per unit operating performance
Net asset value per Unit, December 31, 2024	$235.13	$164.69	$97.68	$95.51
Net income:
Net investment income (loss)	0.61	0.11	0.05	(0.30)
Net gain on investments	6.17	4.33	2.49	2.50
Net income	6.78	4.44	2.54	2.20
Net asset value per Unit, March 31, 2025	$241.91	$169.13	$100.22	$97.71

Net asset value per Unit, December 31, 2025	$237.84	$165.34	$98.91	$96.07
Net income:
Net investment income (loss)	0.22	(0.15)	0.02	(0.01)
Net gain on investments	2.62	1.81	1.02	1.13
Net income	2.84	1.66	1.04	1.12
Net asset value per Unit, March 31, 2026	$240.68	$167.00	$99.95	$97.19

The following represents ratios to average Members’ Capital, excluding the Manager, and total return for the three months ended March 31, 2026 and 2025:

	Class 0		Class 2		Class 3-A		Class 3-B
	2026	2025	2026	2025	2026	2025	2026	2025

Total return before Incentive Allocation	1.20%	2.88%	1.00%	2.69%	1.33%	3.01%	1.20%	2.88%
Incentive Allocation	0.00	0.00	0.00	0.00	(0.27)	(0.41)	(0.03)	(0.58)
Total return after Incentive Allocation	1.20%	2.88%	1.00%	2.69%	1.06%	2.60%	1.17%	2.30%

Net investment income (loss) before Incentive Allocation	0.10%	0.26%	(0.09)%	0.07%	0.21%	0.41%	0.09%	0.26%
Incentive Allocation	0.00	0.00	0.00	0.00	(0.19)	(0.36)	(0.11)	(0.56)
Net investment income (loss) after Incentive Allocation	0.10%	0.26%	(0.09)%	0.07%	0.02%	0.05%	(0.02)%	(0.30)%

Total expenses before Incentive Allocation	0.78%	0.77%	0.96%	0.94%	0.65%	0.72%	0.78%	0.78%
Incentive Allocation	0.00	0.00	0.00	0.00	0.19	0.36	0.11	0.56
Total expenses after Incentive Allocation	0.78%	0.77%	0.96%	0.94%	0.84%	1.08%	0.89%	1.34%

Total return is calculated for Class 0, Class 2, Class 3-A and Class 3-B units taken as a whole. Total return is calculated as the change in total Members’ Capital, excluding that of the Manager, adjusted for subscriptions or redemptions during the period. An individual member’s return may vary from these returns based on the timing of capital transactions and the applicability of Advisory Fees, Sponsor Fees, Administrator’s Fees, and the Incentive Allocation. The net investment income (loss) and total expense ratios (including Incentive Allocation) are calculated for the Class 0, Class 2, Class 3-A and Class 3-B units taken as a whole and include amounts from GAIT and net investment income (loss) and expenses allocated from Master Funds and investment income from Cash Assets. The computation of such ratios is based on the amount of net investment income (loss), total expenses and Incentive Allocation. Net investment income (loss) and total expense ratios are computed based upon the weighted average of Members’ Capital of GAIT, excluding that of the Manager, for the three months ended March 31, 2026 and 2025 and have not been annualized.

Index
Graham Alternative Investment Trading LLC

Notes to Unaudited Financial Statements (continued)

10. Subsequent Events

GAIT had subscriptions of approximately $1.0 million and redemptions of approximately $0.2 million from April 1, 2026 through May 14, 2026, the date through which subsequent events were evaluated by management. These amounts have not been included in the financial statements.

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements within this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements. Forward-looking statements are those that do not relate solely to historical facts. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. You can identify these statements by the use of words such as “may,” “will,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “continue,” “further,” “seek,” “plan,” or “project” and variations of these words or comparable words or phrases of similar meaning. These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected, including the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2025 and in this Quarterly Report under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We undertake no obligation to update publicly or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

(a)	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our annual consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2025 included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 26, 2026. This discussion should also be read in conjunction with “Item 1: Financial Statements”, included in this Quarterly Report on Form 10-Q. The information contained therein is essential to, and should be read in conjunction with, the following analysis. For the purposes of this filing beginning with Item 2, the term “Fund” shall include the Core Macro Portfolio of GAIF II, GAI, GAIT, and the Master Funds in which they invest, unless the context implies otherwise. The Fund does not engage in the sale of goods or services. The Fund’s capital consists of capital contributions of the members, as increased or decreased by gains and losses from its investments in the Master Funds, interest, expenses, and redemptions. Its only assets are its investments in the Master Funds. The Master Funds do not engage in the sale of goods or services. Their assets are comprised of fixed income positions, the equity in their accounts with clearing brokers and OTC counterparties, in each case consisting of cash, open trade equity on derivatives and the net option premium paid or received. In the case of Graham Cash Assets LLC (“Cash Assets”), the assets consist of investments in debt obligations guaranteed by the U.S. Federal government, as well as cash and cash equivalents.

For the three months ended March 31, 2026, the Core Macro Portfolio’s Members’ Capital decreased by $472,387 or -1.5%. The net decrease in the Core Macro Portfolio was attributable to redemptions of $1,034,411 or -3.4%, offset by net income of $372,024 or 1.3% and subscriptions of $190,000 or 0.6% for the period.

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

Index
2026 Summary

Three Months Ended March 31, 2026

For the three months ended March 31, 2026, the Core Macro Portfolio experienced a net trading gain of $363,565. The trading results are attributable to the following sectors:

Agriculture / Softs	$(136,094)
Base Metals	104,793
Energy	992,022
Equities	84,453
Foreign Exchange	165,355
Long Term / Intermediate Rates	(892,008)
Precious Metals	663,497
Short Term Rates	(618,453)
$363,565

The Core Macro Portfolio recorded trading gains in Q1 2026. Most of the gains were concentrated in commodities from long positions in energy, precious metals, and base metals. The portfolio produced gains in FX from positions across several global currencies versus the U.S. dollar, including a position in the British pound that flipped from long to short, as well as long positions in the Brazilian real and the Australian dollar. In equities, long positions in Japanese and U.K. benchmark indices and mixed positions in European benchmark indices led to positive performance, which was partially offset by losses from long positions in U.S. large-cap benchmark indices. The portfolio incurred losses in fixed income, mainly in March as curve positions were adversely impacted by the sharp repricing in front-end yields following the escalation of the U.S.–Iran conflict, particularly in the U.K as well as in the U.S. and Europe.

Advisory, Sponsor, and Administrator’s Fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, interest income, subscriptions into and redemptions out of the Fund. Accordingly, the fluctuations in these amounts are directly correlated to the changes in net asset value which are discussed in detail herein.

For the three months ended March 31, 2026, Advisory Fees decreased by $21,796 or -15.4%, Sponsor Fees decreased by $5,757 or -10.2%, and Administrator’s Fees decreased by $2,521 or -19.0% in the Fund over the corresponding period of the preceding year. The movements are consistent with the timing of profit and loss and capital activity during the quarter. During the same period, interest income decreased by $100,047 or -27.0%. Interest was earned on free cash at an average annualized yield of 3.75% for the three months ended March 31, 2026 compared to 4.22% for the same period in 2025.

The Incentive Allocation is based on the New High Net Trading Profits of the portfolio. For the three months ended March 31, 2026 and 2025, the Incentive Allocation was $5,482 and $27,535, respectively. The incentive allocation for the three months ended March 31, 2026 was due to intra-quarter crystallized incentive allocations attributable to redeeming investors compared to the three months ended March 31, 2025, where the portfolio experienced a net gain before incentive allocation.

The following table illustrates the sector distribution of the Fund’s investments in Master Funds as of March 31, 2026 based on the fair value of the underlying assets and liabilities in each Master Fund including both long and short positions. Positive percentages represent net assets whereas negative percentages represent a net liability.

Agriculture / Softs	0.8%
Base Metals	0.4%
Energy	2.6%
Equities	(2.8)%
Foreign Exchange	15.7%
Long Term / Intermediate Rates	17.9%
Precious Metals	(1.1)%
Short Term Rates	66.5%
100.0%

Index
2025 Summary

Three Months Ended March 31, 2025

For the three months ended March 31, 2025, the Core Macro Portfolio experienced a net trading gain of $936,754. The trading results are attributable to the following sectors:

Agriculture / Softs	$(17,281)
Base Metals	182,406
Energy	93,603
Equities	370,731
Foreign Exchange	(799,749)
Long Term / Intermediate Rates	331,602
Precious Metals	746,107
Short Term Rates	29,335
$936,754

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

Core Macro Portfolio
March 31, 2026	13.08%
December 31, 2025	13.77%
March 31, 2025	9.64%

Other than any potential market-imposed limitations on liquidity, the Fund’s assets are highly liquid and are expected to remain so. Market-imposed limitations, when they occur, can be due to limited open interest in certain futures markets or to daily price fluctuation limits, which are inherent in the Fund’s futures trading. Through March 31, 2026, the Fund experienced no meaningful periods of illiquidity in any of the markets traded by the Manager on behalf of the Fund.

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

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. U.S. GAAP requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a “more-likely-than-not” threshold would be recorded as a tax expense in the current year and the Fund identifies its major tax jurisdictions as U.S. Federal and Connecticut State. The Manager has evaluated the Fund’s tax positions and has concluded that there are no significant tax positions requiring recognition, measurement, or disclosure in the consolidated financial statements for all open tax years. The Manager is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax expense will change materially in the next twelve months. Tax years that are considered open by the relevant jurisdiction are subject to potential examination.

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

Based on their evaluation as of March 31, 2026, the Manager, along with the Manager’s principal executive officer and principal financial officer, has concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) of the Fund and GAIF II were effective.

With respect to the certifications of the Principal Executive Officer and Principal Financial Officer included as Exhibit 31 hereto, the financial statements referred to therein and the representations and determinations of those officers contained in such certifications refer to and apply to both the Fund and GAIF II.

Changes in Internal Control Over Financial Reporting

There were no changes to the internal control over financial reporting of the Fund and GAIF II during the first quarter of 2026 that have materially affected, or are reasonably likely to materially affect, the Fund’s or GAIF II’s internal control over financial reporting.

Index
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in our 2025 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities

For the three months ended March 31, 2026, the Fund issued 1,812.280 Units in exchange for $190,000 with respect to the Core Macro Portfolio, in each case in a transaction that was not registered under the Securities Act of 1933, as amended (the “Act”). The Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Act and Rule 506 of Regulation D promulgated thereunder. All purchasers of the Units were accredited investors, as that term is defined under Rule 501 of Regulation D.

The following chart sets forth the issuance of Units of the Fund during each month of the quarter covered by this report.

Date	Total Number of Units Issued
January 1 – January 31, 2026	260.237
February 1 – February 28, 2026	312.322
March 1 – March 31, 2026	1,239.721
TOTAL	1,812.280

Issuer Purchases of Units

Date	(a) Total Number of Units Purchased[1]	(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2025	5,310.540	$137.30	N/A	N/A
February 1 – February 28, 2025	2,593.056	$105.07	N/A	N/A
March 1 – March 31, 2025	196.5080	$167.00	N/A	N/A
TOTAL	8,100.104	$127.70	N/A	N/A

[1]	Represents number of Units redeemed by Members of the Fund in accordance with the LLC Agreement.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Mine Safety Disclosures – None

Item 5.	Other Information

During the quarter ended March 31, 2026, no officer of the Manager adopted or terminated either a Rule 10b5-1(c) trading arrangement or non-Rule 10b5-1(c) trading arrangement under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, in respect of Units of the Fund.

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

Dated: May 14, 2026	GRAHAM ALTERNATIVE INVESTMENT FUND II LLC CORE MACRO PORTFOLIO

	By:	GRAHAM CAPITAL MANAGEMENT, L.P.
its Manager

By:	/s/ Brian Douglas
Brian Douglas, Principal Executive Officer

By:	/s/ George Schrade
George Schrade, Principal Financial Officer